Form 10-Q
period 1996-06-29
LACROSSE FOOTWEAR INC
filed 1996-08-12
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 29, 1996

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

                         Commission File Number 0-238001

                             LaCrosse Footwear, Inc.
             (Exact name of Registrant as specified in its charter)


              Wisconsin                        39-1446816
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

        1319 St. Andrew Street, La Crosse, Wisconsin                54603
     (Address of principal executive offices)                     (Zip Code)

                                 (608) 782-3020
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value, outstanding as of August 1, 1996: 6,667,627 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended June 29, 1996

                                                               Page
   PART I.   Financial Information

             Item 1.   Condensed Consolidated Balance
                            Sheets                              3-4

                       Condensed Consolidated Statements
                            of Income                             5

                       Condensed Consolidated Statements
                            of Cash Flows                         6

                       Notes to Condensed Consolidated
                            Financial Statements                7-9

             Item 2.   Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations             10-14

   PART II.  Other Information

             Item 4.   Submission of Matters to a Vote of
                            Security Holders                     15

             Item 6.   Exhibits and Reports on Form 8-K          15

             Signatures                                          17

             Exhibit Index                                       18

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 29,
                                                   1996        December 31,
                                               (unaudited)        1995
                                               -----------     ----------
    CURRENT ASSETS
    Cash and cash equivalents                  $1,445,710      $3,035,777
    Accounts receivable, less allowances of
      $1,350,986 and $813,260, respectively    21,432,680      15,562,585
    Inventories (3)                            42,043,383      26,006,620
    Prepaid expenses                            2,153,837       1,660,763
    Deferred tax assets                         1,972,000       1,621,000
                                              -----------     -----------
              Total current assets             69,047,610      47,886,745

    PROPERTY AND EQUIPMENT, net of
      depreciation and amortization            12,965,044      11,848,366
    INTANGIBLES (2)                            15,642,768      13,761,938
    OTHER ASSETS                                1,319,770       1,364,970
                                              -----------     -----------
              Total assets                    $98,975,192     $74,862,019
                                              ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                                  June 29,
                                                    1996      December 31,
                                                 (unaudited)      1995
                                                 ----------    ----------
    CURRENT LIABILITIES
    Current maturities of long-term obligations  $1,760,300    $1,760,300
    Borrowings under credit agreement            14,039,000             0
    Accounts payable                              4,717,395     4,812,107
    Accrued expenses                              6,460,081     5,644,358
    Dividends payable                                     0       629,448
    Income taxes payable                              6,141       503,548
                                                 ----------    ----------

         Total current liabilities               26,982,917    13,349,761

    ACCRUED POSTRETIREMENT BENEFIT COST           1,801,382     1,297,400
    LONG-TERM OBLIGATIONS                        15,675,323     4,893,912
    DEFERRED COMPENSATION                         1,483,384     2,042,277
                                                 ----------    ----------

         Total liabilities                       45,943,006    21,583,350
                                                 ----------    ----------

    MINORITY INTEREST (2)                         1,176,507             0
                                                 ----------    ----------

    REDEEMABLE PREFERRED STOCK                            0     1,957,400
                                                 ----------    ----------
    COMMON SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share           67,176        67,176
    Additional paid-in capital                   27,579,128    27,579,128
    Retained earnings                            24,653,125    24,118,715
    Treasury stock                                 (443,750)     (443,750)
                                                 ----------    ----------
         Total common shareholders' equity       51,855,679    51,321,269
                                                 ----------    ----------
         Total liabilities and shareholders'
          equity                                $98,975,192   $74,862,019
                                                ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                            Three Months Ended         Six Months Ended
                           June 29,     July 1,      June 29,      July 1,
                             1996        1995          1996         1995
                         -----------  -----------   -----------  -----------
    Net sales (2)        $23,054,257  $20,485,667   $45,185,228  $40,161,888
    Cost of goods sold    16,947,172   15,430,804    33,271,105   30,015,195
                         -----------  -----------   -----------  -----------
         Gross profit      6,107,085    5,054,863    11,914,123   10,146,693

    Selling and
     administrative        5,455,740    4,665,726    10,708,403    9,723,674
                         -----------  -----------   -----------  -----------
         Operating income    651,345      389,137     1,205,720      423,019
    Non-operating income
      (expense)
      Interest expense      (407,413)    (358,219)     (587,598)    (595,386)
      Miscellaneous           91,196      142,657       203,786      260,655
                         -----------  -----------   -----------  -----------
                            (316,217)    (215,562)     (383,812)    (334,731)

         Income before
          income taxes       335,128      173,575       821,908       88,288

    Provision for income
      taxes                  132,126       67,352       321,973       34,261
                         -----------  -----------   -----------  -----------

         Net income before
         minority interest  $203,002     $106,223      $499,935      $54,027
                         -----------  -----------   -----------  -----------
         Minority Interest
         in net income
         (loss) of
         subsidiary          (73,493)           0       (73,493)           0
                         -----------  -----------   -----------  -----------
    Net Income              $276,495     $106,223      $573,428      $54,027
                           =========    =========     =========    =========
    Net income (loss)
     available to
     common shareholders    $266,842      $76,862      $534,414      $(4,695)
                           =========    =========     =========    =========
    Earnings per common
     and common
     equivalent share          $0.04        $0.01         $0.08        $0.00
                           =========    =========     =========    =========
    Weighted average
     number of common and
     common equivalent
     shares outstanding    6,680,859    6,667,797     6,671,943    6,691,338
                           =========    =========     =========    =========
    Dividends declared
     per preferred share       $0.49        $1.50         $1.99        $3.00
                           =========    =========     =========    =========


   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Six Months Ended
                                                 June 29,        July 1,
                                                   1996           1995
                                             ------------    ------------
    Net cash used in operating activities    $(10,703,789)   ($12,499,716)
                                              -----------     -----------
    Cash flows from investing activities
      Purchase of property and equipment       (1,853,652)     (2,297,817)
      Purchase of treasury stock                        0        (443,750)
      Purchase of intangibles                  (1,630,314)              0
      Purchase of Rainfair, Inc., net
       of cash acquired                       (10,846,861)              0
                                              -----------     -----------
      Net cash used in investing activities   (14,330,827)     (2,741,567)

    Cash flows from financing activities
      Cash dividends paid                        (668,462)       (663,308)
      Proceeds from long-term borrowing        12,500,000               0
      Principal payments on long-term          (1,718,589)     (2,400,000)
      Proceeds from short-term borrowings      14,039,000      13,664,000
      Purchase of redeemable preferred stock   (1,957,400)              0
      Contribution from minority interest       1,250,000               0
                                              -----------     -----------
      Net cash provided by financing
       activities                              23,444,549      10,600,692

      Decrease in cash and cash equivalents    (1,590,067)     (4,640,591)

    Cash and cash equivalents:
      Beginning                                 3,035,777       4,742,763
                                              -----------     -----------
      Ending                                   $1,445,710        $102,172
                                               ==========     ===========
    Supplemental information---cash
     payments for:
      Interest                                   $439,528        $565,009
                                               ==========     ===========
      Income Taxes                               $844,157        $226,228
                                               ==========     ===========

   The accompanying notes are an integral part of the financial statements.

                             LaCrosse Footwear, Inc.
                                and Subsidiaries

        Notes to Condensed Consolidated Financial Statements

   1.   INTERIM FINANCIAL REPORTING

        The Company reports its quarterly interim financial information based on 13 week periods. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   2.   ACQUISITIONS

        RED BALL INC.

        On May 20, 1996, the Company acquired trade accounts receivable, inventories, certain machinery and equipment and trademarks of Red Ball, Inc. for a cash purchase price of approximately $5.0 million which included $.3 million for equipment leased from a third party. The Company anticipates spending an additional $.5 million in relocating and staging the inventory and installing the equipment. The total purchase price will be allocated to the accounts receivable, inventory, fixed assets and trademarks. The Company used short-term borrowings under its credit agreement to finance the acquisition, which borrowings were subsequently replaced in part by long-term debt. The Company's condensed consolidated statements of income for the three months ended June 29, 1996 include interest expense of approximately $30,000 and approximately $25,000 of operating expenses related to Red Ball. Shipments of RED BALL/R/ products will commence during the third quarter of 1996.

        In 1995, Red Ball had net sales of approximately $23.0 million which included $3 to $4 million of closeouts. In February 1996, Red Ball, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. The assets were purchased from Red Ball with the approval of the Bankruptcy Court. Financial statements were not available for Red Ball for 1995 because it was operated as a division of its parent until the middle of 1995. LaCrosse management does not believe the historical statements of Red Ball, Inc. would be relevant to the future performance of this brand for the following reasons:

        - LaCrosse will not operate either of the under-utilized manufacturing facilities of Red Ball, Inc.

        - LaCrosse will utilize office space in their La Crosse, Wisconsin facility for sales, marketing and administrative personnel versus expensive leased space in Louisville, Kentucky.

        - LaCrosse will utilize its existing distribution organization versus utilizing the Red Ball distribution organization.

        - Only one person from the Red Ball organization will be employed by LaCrosse.

        The assets of Red Ball were purchased to give the Company a brand name product to distribute at lower price points than the current LACROSSE/R/ and DANNER/R/ brands and to distribute through channels of distribution not utilized by LaCrosse or Danner.

        It is currently anticipated that sales of RED BALL/R/ products will be less than 5% of LaCrosse's net sales for 1996 with a minimal impact on net income. It is anticipated that $.5 million to $1.0 million of additional working capital, primarily for inventory, will be required to support the brand during 1996. In future years, as sales grow, additional working capital will be needed if annual sales of the brand exceed approximately $7 million. Major capital expenditures are not anticipated. It is not anticipated this acquisition will have any material impact on the liquidity of the Company.

        RAINFAIR, INC.

        In May 1996, Craig Leipold, the former principal owner of Rainfair, Inc., and the Company established a new corporation and each purchased one-half of the new corporation's common stock, in each case for $1,250,000, and LaCrosse also purchased all of the new corporation's outstanding preferred stock for $500,000. On May 31, 1996, this 50% owned subsidiary of the Company purchased substantially all of the assets of Rainfair, Inc. for approximately $10.8 million in cash and approximately $1.5 million in liabilities for an aggregate purchase price of approximately $12.3 million. The name of the subsidiary was changed to Rainfair, Inc. in June 1996 after completing the asset purchase.

        The Company loaned the 50% owned subsidiary approximately $8.0 million to fund the purchase price of the net assets of Rainfair, Inc. which was not funded by the initial capital contributions. The Company used long-term borrowings of approximately $9.5 million as the source of funds to make its initial capital contribution and the loan to the subsidiary.

        The acquisition has been accounted for as a purchase. Accordingly, the purchase price is being allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The approximately $.5 million of the purchase price in excess of the estimated fair value of the net assets is being amortized on a straight-line basis over a 15-year term. The Company's condensed consolidated statements of income for the three months ended and six months ended June 29, 1996 includes Rainfair's results of operations since May 1, 1996. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Rainfair, Inc. had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                     Three Months Ended   Six Months Ended
                                     June 29,   July 1,   June 29,  July 1,
                                       1996      1995      1996      1995
                                     --------   -------   -------   -------
        Net Sales                     $24,762   $24,301   $51,335   $48,503

        Net Income                        340        70       653        26

        Net Income Per Common Share      $.05      $.00      $.09      $.00

        3.   INVENTORIES

        Inventories are comprised of the following:

                                     June 29, 1996       December 31, 1995
                                     -------------       -----------------
         Raw Materials                 $ 7,219,918             $ 6,550,337

         Work-in Process                 1,847,546               2,199,777

         Finished Goods                 37,351,016              21,355,603

         LIFO Reserve                   (4,375,097)             (4,099,097)
                                       -----------             -----------
         Total                         $42,043,383             $26,006,620
                                       ===========             ===========

   ITEM 2
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations

   The following table sets forth, for the periods indicated, selected financial information derived from the Company's condensed consolidated financial statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

                                        Percentage of Net Sales
                               Three Months Ended      Six Months Ended
                                June 29,   July 1,    June 29,  July 1,
                                 1996       1995       1996       1995
                                --------   --------   --------  -------
   Net Sales                    100.0%     100.0%     100.0%     100.0%
   Cost of Goods Sold            73.5       75.3       73.6       74.7
                                -----      -----      -----      -----
     Gross Profit                26.5       24.7       26.4       25.3

   Selling and Administrative
     Expenses                    23.7       22.8       23.7       24.2
                                -----      -----      -----      -----
     Operating Income             2.8        1.9        2.7        1.1


   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ending June 29, 1996 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended June 29, 1996 Compared to Three Months Ended July 1,
   1995

   Net Sales

   Net sales for the three months ended June 29, 1996 increased $2,568,590, or 12%, to $23,054,257 from $20,485,667 for the three months ended July 1, 1995. The growth in net sales was primarily due to consolidating $2.1 million of net sales of Rainfair, Inc. which was acquired in May 1996. Initial shipments of the new LACROSSE/R/ leather work boot line introduced in February 1996, and $.7 million of shipments under a government contract received in the second half of 1995 accounted for the balance of the increase. The Company implemented a price increase in January 1996 which contributed approximately $400,000 to increased net sales for the second quarter.

   Gross Profit

   Gross profit for the three months ended June 29, 1996 increased 21% to $6,107,085, or 26.5% of net sales, from $5,054,863 or 24.7% of net sales in the second quarter of 1995. The increase in gross profit as a percentage of net sales was due to more favorable pricing on key raw materials and productivity increases and cost reductions at the La Crosse, Wisconsin factory. Partially offsetting these improvements was the $2.1 million of Rainfair sales added at a gross profit percentage of 20%, as a result of lower factory utilization at Rainfair during the normally slow summer season.

   Selling and Administrative Expense

   Selling and administrative expenses in the second quarter of 1996 increased 16.9%, to $5,455,740, or 23.7% of net sales, from $4,665,726, or
   22.8% of net sales in the second quarter of 1995. The primary reason for the increase in operating expenses was the addition of $556,275 of operating expenses for the Rainfair business. A planned increase in spending of $140,000 for marketing/advertising support for LaCrosse products also contributed to the increase in spending. The addition of Red Ball resulted in approximately $25,000 of additional operating expenses during the second quarter of 1996.

   Interest Expense

   Interest expense for the three months ended June 29, 1996 increased 14% to $407,413 or 1.8% of net sales, from $358,219 or 1.7% of net sales for the three months ended July 1, 1995. The increased long-term debt of $12.5 million added during the quarter to finance the Red Ball and Rainfair purchases accounted for the increase.

   Income Tax Expense

   The Company's effective income tax rate was 39.4% in the second quarter of 1996 compared to 38.8% in the second quarter of 1995.

   Six months Ended June 29, 1996 Compared to Six Months Ended July 1, 1995

   Net Sales

   Net sales for the six months ended June 29, 1996 increased $5,023,340, or 12%, to $45,185,228 from $40,161,888 for the first six months of 1995.
   Shipments of RAINFAIR/R/ products of $2.1 million, which were included in 1996 net sales due to inclusion of Rainfair results for May and June 1996, accounted for a large portion of the increased sales. A $1.3 million increase in shipments under a government contract received in the second half of 1995 coupled with an increase in LACROSSE/R/ net sales to retailers, reflecting an improvement in at-once orders in the first quarter and an increase in industrial shipments of cold weather boots during the first quarter, accounted for the balance of the increase.

   Gross Profit

   Gross profit for the six months ended June 29, 1996 increased 17% to $11,914,123, or 26.4% of net sales, from $10,146,693 or 25.3% of net sales in the first six months of 1995. The increase in gross profit was due to the increase in net sales and the increase in the gross profit percentage. The increase in gross profit as a percentage of net sales was primarily due to more favorable pricing on key raw materials and productivity increases and cost reductions at the La Crosse, Wisconsin factory. Partially offsetting these improvements was the $2.1 million of Rainfair sales added during the second quarter at a gross profit percentage of 20%.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first half of 1996 increased 10%, to $10,708,403, or 23.7% of net sales, from $9,723,674, or 24.2% of net sales the first half of 1995. The addition of the Rainfair business in May 1996 accounted for $556,275 of the increase in operating expenses. In addition, planned increases in marketing expenses for LACROSSE/R/ products and volume related increases in selling expenses were the primary reason for the remaining increase in expenses.

   Interest Expense

   Interest expense in the first half of 1996 decreased 1% to $587,598 or 1.3% of net sales, from $595,386 or 1.5% of net sales for the first half of 1995. A reduction in interest expense in the first quarter of 1996, primarily as a result of reduced levels of inventory, was largely offset by the interest expense on $12.5 million of long-term debt assumed during the second quarter of 1996 to finance the Red Ball and Rainfair acquisitions.

   Miscellaneous

   Miscellaneous income for the first half of 1996 decreased $56,869 to $203,786 from $260,655 in the first half of 1995. A gain on an asset sale in the first half of 1995, which did not recur in 1996, was the reason for the decrease.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the first half of 1996 compared to 38.8% in the first half of 1995.

                         Liquidity and Capital Resources

   The Company has historically financed its operations with cash generated from operations, long-term lending arrangements and short-term borrowings under an unsecured credit agreement. The Company requires working capital primarily to support fluctuating accounts receivable and inventory levels caused by the Company's seasonal business cycle. The Company invests excess cash balances in short-term investment grade securities or money market investments.

   On May 20, 1996, the Company purchased the trade accounts receivable, inventories, certain machinery and equipment (including $.3 million of equipment leased from a third party) and trademarks of Red Ball, Inc. for approximately $5.0 million in cash.

   On May 31, 1996, the Company invested $1.75 million in a 50% owned subsidiary. This subsidiary then purchased substantially all of the assets of Rainfair, Inc. for approximately $10.8 million in cash and the assumption of approximately $1.5 million in liabilities. The Company loaned the subsidiary approximately $8.0 million to fund the balance of the purchase price.

   In April 1996, the Company repurchased all of the outstanding redeemable preferred stock of the Company for its face value of $1,957,400. The Company's line of credit was utilized to fund this purchase.

   On May 31, 1996, the Company renegotiated its unsecured credit agreement with Firstar Bank Milwaukee, N.A. as the lead bank. Under the terms of the revised agreement, the line of credit was increased to $62.5 million, including a $12.5 million term loan, from the present maximum level of $30.0 million. The term loan, which the Company took out in May, is due December 31, 2001 and calls for quarterly payments of $.4 million commencing in March 1998. At the Company's option, the interest rate on the revolving portion of the loan is either the bank's prime rate or LIBOR (for the applicable loan period) plus either .75% or 1.0% depending upon the Company's leverage ratio. The Company currently qualifies for LIBOR plus .75%. The rate for the term loan is .25% higher than for the revolving loans. Under the revised agreement, the Company also has the option to sell unrated commercial paper through Firstar Bank Milwaukee, N.A. The credit agreement expires on May 31, 1999.

   As of June 29, 1996, the Company had working capital of $42.1 million compared to $34.5 million at December 31, 1995. The increase in working capital is primarily the result of the working capital acquired in the Red Ball and Rainfair transactions in May 1996 which was financed with long-term debt. This increase in working capital was partially offset by the repurchase of the redeemable preferred stock and the repayment of $1.7 million of long-term debt. Accounts receivable increased $5.9 million from December 31, 1995 to June 29, 1996 due to the acquisition of approximately $3.0 million of receivables in the Red Ball and Rainfair acquisitions and the normal seasonal increase in receivables. Inventories increased $16.0 million from December 31, 1995 to June 29, 1996 due to the acquisition of approximately $10.0 million of inventories in the Red Ball and Rainfair acquisitions and the normal seasonal increase in inventories. Short-term borrowings under the credit agreement increased $14.0 million from December 31, 1995 to June 29, 1996 due to usage of these borrowings to fund the seasonal increase in accounts receivable and inventories, to fund the repurchase of all of the Company's outstanding redeemable preferred stock for $1.9 million and to fund the repayment of $1.7 million of long-term debt on a scheduled payment date.

   The $10.8 million increase in long-term obligations was primarily due to the $12.5 million term loan entered into during the quarter, the proceeds of which were used to fund the Red Ball and Rainfair purchases. This increase was partially offset by a $1.7 million repayment of long-term debt on a scheduled payment date.

   Intangibles increased $1.9 million from December 31, 1995 to June 29, 1996 primarily due to the value assigned to the trademarks acquired in the Red Ball acquisition and the excess of the purchase price over the estimated fair value of the net assets acquired in connection with the Rainfair acquisition. Accrued postretirement benefit cost increased $.5 million from December 31, 1995 to June 29, 1996 primarily due to $.4 million of benefit obligations assumed in the Rainfair acquisition. The $558,893 decrease in long-term deferred compensation was primarily a result of a $600,000 payment to the Company's vice chairman (former president) in January 1996 in accordance with the payment terms of his phantom stock agreement. Payments in increments of $600,000 are required each January until the obligation is paid in full.

   As of the end of the second quarter of 1996, the Company had approximately $33.0 million available under its credit agreement. The Company anticipates that its current credit availability will be adequate to meet the Company's cash flow requirements through 1997.

                          PART II -  Other Information

   ITEM 4    Submission of Matters to a Vote of Security Holders

             The Company held its annual meeting of shareholders on May 17, 1996. At such meeting, Frank J. Uhler, Jr. and Richard A. Rosenthal were elected as directors of the Company for terms to expire at the 1999 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Frank J. Uhler, Jr. - 6,193,190 shares voted for, 187,421 shares withholding authority, 0 abstentions and 0 broker non-votes; Richard A. Rosenthal - 6,193,190 shares for, 187,421 shares withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 1996 annual meeting of shareholders are as follows: terms expiring at the 1997 annual meeting - Patrick K. Gantert, Virginia F. Schneider and Luke E. Sims; terms expiring at the 1998 annual meeting - George W. Schneider and Eric E. Merk, Sr.

   ITEM 6    Exhibits and Reports on Form 8-K

             (a)  Exhibit Number           Description

                  (2.1) Asset Purchase Agreement dated May 16, 1996, by and among Rainco, Inc., LaCrosse Footwear, Inc., Rainfair, Inc. and Craig L. Leipold. [Incorporated by reference to Exhibit (2.1) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed June 14, 1996]

                  (2.2) Shareholders' Agreement dated as of May 31, 1996 by and between Craig L. Leipold, LaCrosse Footwear, Inc. and Rainco, Inc. [Incorporated by reference to Exhibit (2.2) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed June 14, 1996]

                  (4.1) Credit Agreement, dated as of May 31, 1996, by and among LaCrosse Footwear, Inc., Firstar Bank Milwaukee, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank Milwaukee, N.A., as the Agent for the Banks

                  (27)           Financial Data Schedule

             (b)  Reports on Form 8-K.

                  On June 14, 1996, the Company filed a Current Report on Form 8-K dated May 31, 1996 to reflect (under Item 2 of Form 8-K) the acquisition of substantially all of the assets of Rainfair, Inc. by a joint venture formed by the Company and Craig L. Leipold, Chief Executive Officer and principal shareholder of Rainfair. On August 5, 1996, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated May 31, 1996. The report, as amended, included (under Item 7 of Form 8-K) the following financial statements: Rainfair, Inc. -- Balance Sheet as of April 30, 1996, Statement of Operations for the year ended April 30, 1996, Statement of Stockholders' Equity for the year ended April 30, 1996 and Statement of Cash Flows for the year ended April 30, 1996; LaCrosse -- Pro Forma Condensed Consolidated Balance Sheet as of March 30, 1996 and Pro Forma Condensed Statements of Income for the year ended December 31, 1995 and for the quarter ended March 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LACROSSE FOOTWEAR, INC.
                                (Registrant)

   Date: August 6, 1996     By:/s/ Patrick K. Gantert
                               Patrick K. Gantert
                               President and Chief Executive Officer

   Date: August 6, 1996     By:/s/ Robert J. Sullivan
                               Robert J. Sullivan
                               Vice President-Finance and Administration
                               (Principal Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended June 29, 1996

                                          Exhibit

      (2.1) Asset Purchase Agreement dated May 16, 1996, by and among Rainco, Inc., LaCrosse Footwear, Inc., Rainfair, Inc. and Craig L. Leipold [Incorporated by reference to Exhibit (2.1) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed June 14, 1996]

      (2.2) Shareholders' Agreement dated as of May 31, 1996 by and between Craig L. Leipold, LaCrosse Footwear, Inc. and Rainco, Inc. [Incorporated by reference to Exhibit (2.2) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed June 14, 1996]

      (4.1) Credit Agreement, dated as of May 31, 1996, by and among LaCrosse Footwear, Inc., Firstar Bank Milwaukee, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank Milwaukee, N.A., as the Agent for the Banks

        (27)   Financial Data Schedule