Form 10-Q
period 1996-09-28
LACROSSE FOOTWEAR INC
filed 1996-11-12
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 28, 1996

                                       or

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

   Common Stock, $.01 par value, outstanding as of November 1, 1996:
   6,667,627 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 28, 1996


                                                               Page

   PART I.   Financial Information

             Item 1.   Condensed Consolidated Balance
                            Sheets                              3-4

                       Condensed Consolidated Statements
                            of Income                             5

                       Condensed Consolidated Statements
                            of Cash Flows                         6

                       Notes to Condensed Consolidated
                            Financial Statements                7-9

             Item 2.   Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations             10-14


   PART II.  Other Information

             Item 6.   Exhibits and Reports on Form 8-K          15

             Signatures                                          16

             Exhibit Index                                       17

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 28,     December 31,
                                                1996              1995
                                             (unaudited)
                                            ------------      -----------
    CURRENT ASSETS
    Cash and cash equivalents                  $971,291       $3,035,777
    Accounts receivable, less allowances
     of $2,126,627 and $813,260              36,668,021       15,562,585
     respectively
    Inventories (3)                          36,651,926       26,006,620
    Prepaid expenses                          2,742,169        1,660,763
    Deferred tax assets                       1,933,000        1,621,000
                                            -----------       ----------

              Total current assets           78,966,407       47,886,745

    PROPERTY AND EQUIPMENT, net of
      depreciation and amortization          12,546,784       11,848,366
    INTANGIBLES (2)                          15,480,978       13,761,938
    OTHER ASSETS                              1,172,770        1,364,970
                                            -----------       ----------

              Total assets                 $108,166,939      $74,862,019
                                           ============      ===========

  The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                              September 28,    December 31,
                                                  1996            1995
                                               (unaudited)
                                              ------------     -----------
    CURRENT LIABILITIES
    Current maturities of long-term
     obligations                               $1,760,300       $1,760,300
    Borrowings under credit agreement          19,505,000                0
    Accounts payable                            5,050,735        4,812,107
    Accrued expenses                            6,763,511        5,644,358
    Dividends payable                                   0          629,448
    Income taxes payable                          932,212          503,548
                                              -----------       ----------
              Total current liabilities        34,011,758       13,349,761

    ACCRUED POSTRETIREMENT BENEFIT COST         1,868,382        1,297,400
    LONG-TERM OBLIGATIONS                      15,673,172        4,893,912
    DEFERRED COMPENSATION                       1,487,264        2,042,277
                                              -----------       ----------
              Total liabilities                53,040,576       21,583,350
                                              -----------       ----------
    MINORITY INTEREST (2)                       1,146,263                0
                                              -----------       ----------
    REDEEMABLE PREFERRED STOCK                          0        1,957,400
                                              -----------       ----------
    COMMON SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share         67,176           67,176
    Additional paid-in capital                 27,579,128       27,579,128
    Retained earnings                          26,777,546       24,118,715
    Treasury stock                               (443,750)        (443,750)
                                              -----------       ----------
       Total common shareholders' equity       53,980,100       51,321,269
                                              -----------       ----------
       Total liabilities and
       shareholders' equity                  $108,166,939      $74,862,019
                                             ============      ===========

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                       Three Months Ended            Nine Months Ended
                 September 28,   September 30,  September 28,  September 30,
                      1996           1995           1996           1995
                 -----------     -----------     -----------    -----------
  Net sales(2)   $35,713,687     $31,091,950     $80,898,915    $71,253,838
  Cost of goods
  sold            25,398,449      22,237,400      58,669,554     52,252,595
                  ----------      ----------      ----------     ----------

   Gross profit   10,315,238       8,854,550      22,229,361     19,001,243

  Selling and
  administrative
  expenses         6,350,308       5,259,589      17,058,711     14,983,263
                  ----------      ----------      ----------     ----------

   Operating
   income          3,964,930       3,594,961       5,170,650      4,017,980
  Non-operating
  income (expense)
   Interest
   expense          (552,904)       (440,535)     (1,140,502)    (1,035,921)
   Miscellaneous      43,717          50,353         247,503        311,008
                  ----------      ----------      ----------     ----------
                    (509,187)       (390,182)       (892,999)      (724,913)

   Income before
   income taxes    3,455,743       3,204,779       4,277,651      3,293,067
  Provision for
  income taxes     1,361,564       1,246,648       1,683,537      1,280,909
                  ----------      ----------      ----------     ----------
   Net income
   before minority
   interest       $2,094,179      $1,958,131      $2,594,114     $2,012,158
                  ----------      ----------      ----------     ----------
   Minority interest
   in net income
   (loss) of
   subsidiary        (30,244)              0        (103,737)             0
                  ----------      ----------      ----------     ----------
  Net Income      $2,124,423      $1,958,131      $2,697,851     $2,012,158
                  ==========      ==========      ==========      =========
  Net income
   available to
   common
   shareholders   $2,124,423      $1,928,770      $2,658,837     $1,924,075
                  ==========      ==========      ==========      =========
  Earnings per
  common and
  common equivalent
  share                $0.32           $0.29           $0.40          $0.29
                  ==========      ==========      ==========      =========
  Weighted average
  number of common
  and common
  equivalent shares
  outstanding      6,677,277       6,668,110       6,672,843      6,683,873
                  ==========      ==========      ==========      =========
  Dividends
  declared per
  preferred share      $0.00           $1.50           $1.99          $4.50
                  ==========      ==========      ==========      =========

  The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Nine Months Ended
                                          September 28,      September 30,
                                               1996               1995
                                          -------------      ------------
    Net cash used in operating
     activities                           $(16,305,446)      ($17,867,388)
                                          ------------        -----------
    Cash flows from investing
    activities
      Purchase of property and
       equipment                            (2,190,263)        (3,167,831)
      Purchase of treasury stock                     0           (443,750)
      Purchase of intangibles               (1,630,314)                 0
      Purchase of Rainfair, Inc.,
       net of cash acquired                (10,846,861)                 0
                                          ------------        -----------
      Net cash used in investing
       activities                          (14,667,438)        (3,611,581)

    Cash flows from financing
    activities
      Cash dividends paid                     (668,462)          (722,027)
      Proceeds from long-term
       borrowing                            12,497,849                  0
      Principal payments on
       long-term borrowings                 (1,718,589)        (2,400,000)
      Proceeds from short-term
       borrowings                           19,505,000         19,883,000
      Purchase of redeemable
       preferred stock                      (1,957,400)                 0
      Contribution from minority
       interest                              1,250,000                  0
                                          ------------        -----------
      Net cash provided by
       financing activities                 28,908,398         16,760,973

      Decrease in cash and cash
       equivalents                          (2,064,486)        (4,717,996)

      Cash and cash equivalents:
      Beginning                              3,035,777          4,742,763
                                          ------------        -----------
      Ending                                  $971,291            $24,767
                                            ==========         ==========
    Supplemental information---cash
    payments for:
      Interest                                $887,009           $849,683
                                            ==========         ==========

      Income Taxes                          $1,408,545         $1,133,486
                                            ==========         ==========

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

   2.   ACQUISITIONS

        RED BALL INC.

        On May 20, 1996, the Company acquired trade accounts receivable, inventories, certain machinery and equipment and trademarks of Red Ball, Inc. for a cash purchase price of approximately $5.0 million which included $.3 million for equipment leased from a third party. The Company anticipates spending an additional $.5 million in relocating and staging the inventory and installing the equipment. The total purchase price will be allocated to the accounts receivable, inventory, fixed assets and trademarks. The Company used short-term borrowings under its credit agreement to finance the acquisition, which borrowings were subsequently replaced in part by long-term debt. The Company's condensed consolidated statements of income for the three months ended September 28, 1996 include interest expense of approximately $90,000 and approximately $170,000 of operating expenses related to Red Ball. Shipments of RED BALL/R/ products commenced during the third quarter of 1996 and were approximately $660,000 for the quarter.

        In 1995, Red Ball had net sales of approximately $23.0 million which included $3 to $4 million of closeouts. In February 1996, Red Ball, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. The assets were purchased from Red Ball with the approval of the Bankruptcy court. Financial statements were not available for Red Ball for 1995 because it was operated as a division of its parent until the middle of 1995. LaCrosse management does not believe the historical statements of Red Ball, Inc. are relevant to the future performance of this brand for the following reasons:

             - LaCrosse is not operating either of the under-utilized manufacturing facilities of Red Ball, Inc.

             - LaCrosse is utilizing office space in their La Crosse, Wisconsin facility for sales, marketing and administrative personnel versus expensive leased space in Louisville, Kentucky.

             - LaCrosse is utilizing its existing distribution organization versus utilizing the Red Ball distribution organization.

             - One management and a limited number of hourly production personnel from the Red Ball organization are employed by LaCrosse.

        The assets of Red Ball were purchased to give the Company a brand name product to distribute at lower price points than the current LACROSSE/R/ and DANNER/R/ brands and to distribute through channels of distribution generally not utilized by LaCrosse or Danner.

        It is currently anticipated that sales of RED BALL/R/ products will be less than 4% of LaCrosse's net sales for 1996 with a minimal impact on net income. It is anticipated that $.5 million to $1.0 million of additional working capital, primarily for inventory, will be required to support the brand during 1996. In future years, as sales grow, additional working capital will be needed if annual sales of the brand exceed approximately $7 million. Major capital expenditures are not anticipated. It is not anticipated this acquisition will have any material impact on the liquidity of the Company.

        RAINFAIR, INC.

        In May, 1996, Craig Leipold, the former principal owner of Rainfair, Inc. and the Company established a new corporation and each purchased one-half of the new corporation's common stock, in each case for $1,250,000, and LaCrosse also purchased all of the new corporation's outstanding preferred stock for $500,000. On May 31, 1996, this 50% owned subsidiary of the Company purchased substantially all of the assets of Rainfair, Inc. for approximately $10.8 million in cash and approximately $1.5 million in liabilities for an aggregate purchase price of approximately $12.3 million. The name of the subsidiary was changed to Rainfair, Inc. in June 1996 after completing the asset purchase.

        The Company loaned the 50% owned subsidiary approximately $8.0 million to fund the purchase price of the net assets of Rainfair, Inc. which was not funded by the initial capital contributions. The Company used long-term borrowings of approximately $9.5 million as the source of funds to make its initial capital contribution and the loan to the subsidiary.

        The acquisition has been accounted for as a purchase. Accordingly, the purchase price is being allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The approximately $.5 million of the purchase price in excess of the estimated fair value of the net assets is being amortized on a straight-line basis over a 15-year term. The Company's condensed consolidated statements of income for the three months ended and nine months ended September 28, 1996 includes Rainfair's results of operations since May 1, 1996. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Rainfair, Inc. had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                       Three Months Ended            Nine Months Ended
                  September 28,  September 30,   September 28,  September 30,
                     1996           1995           1996            1995
                  ------------   ------------    ------------   ------------
                           (in thousands, except per share amounts)
       Net Sales       $35,714       $34,677         $87,049        $83,180

       Net Income        2,124         1,954           2,777          2,038

       Net Income
       Per Common Share   $.32          $.29            $.41           $.30


        3.   INVENTORIES

        Inventories are comprised of the following:

                               September 28, 1996        December 31, 1995
                               ------------------        -----------------
         Raw Materials            $ 7,573,825                  $ 6,550,337

         Work-in Process            2,920,525                    2,199,777

         Finished Goods            30,435,673                   21,355,603

         LIFO Reserve              (4,278,097)                  (4,099,097)
                                  -----------                   ----------
         Total                    $36,651,926                  $26,006,620
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

                                 Percentage of Net Sales
                         Three Months Ended           Nine Months Ended
                     September 28, September 30,  September 28, September 30,
                             1996          1995          1996         1995
                     ------------  ------------   ------------  ------------
   Net Sales                100.0%        100.0%        100.0%       100.0%
   Cost of Goods Sold        71.1          71.5          72.5         73.4
                           ------         -----         -----        -----
     Gross Profit            28.9          28.5          27.5         26.6

   Selling and Administrative
     Expenses                17.8          16.9          21.1         21.0

     Operating Income        11.1          11.6           6.4          5.6


   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending September 28, 1996 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended September 28, 1996 Compared to Three Months Ended September 30, 1995

   Net Sales

   Net sales for the three months ended September 28, 1996 increased $4,621,737, or 14.9%, to $35,713,687 from $31,091,950 for the three months ended September 30, 1995. The growth in net sales was primarily due to consolidating $3.7 million of net sales of Rainfair, Inc. which was acquired in May 1996 and a $.8 million increase in shipments of DANNER/R/ products, primarily as a result of shipments of the new Dri-Foot/TM/ series. The initial shipments of the RED BALL/R/ product line, which was acquired in May 1996, increased shipments $.7 million and was offset by reduced shipments of LACROSSE/R/ products to two mail order catalog customers.

   Gross Profit

   Gross profit for the three months ended September 28, 1996 increased 16% to $10,315,238, or 28.9% of net sales, from $8,854,550 or 28.5% of net sales in the third quarter of 1995. The increase in gross profit as a percentage of net sales was due to more favorable pricing on key raw materials and productivity increases and cost reductions at the La Crosse, Wisconsin factory.

   Selling and Administrative Expense

   Selling and administrative expenses in the third quarter of 1996 increased 20.7%, to $6,350,308, or 17.8% of net sales, from $5,259,589, or 16.9% of net sales in the third quarter of 1995. The primary reason for the increase in operating expenses was the addition of $796,269 of operating expenses for the Rainfair business. A planned increase in spending for marketing/advertising support for LACROSSE/R/ products and also the addition of Red Ball resulted in additional operating expenses during the third quarter of 1996 compared to the third quarter of 1995.

   Interest Expense

   Interest expense for the three months ended September 28, 1996 increased 25% to $552,904 or 1.5% of net sales, from $440,535 or 1.4% of net sales for the three months ended September 30, 1995. The increased long-term debt of $12.5 million added during the second quarter of 1996 to finance the Red Ball and Rainfair purchases accounted for the increase.

   Income Tax Expense

   The Company's effective income tax rate was 39.4% in the third quarter of 1996 compared to 38.9% in the third quarter of 1995.

   Nine months Ended September 28, 1996 Compared to Nine Months Ended September 30, 1995

   Net Sales

   Net sales for the nine months ended September 28, 1996 increased $9,645,077, or 14%, to $80,898,915 from $71,253,838 for the first nine months of 1995. The inclusion of the shipments for the Rainfair joint venture and the RED BALL/R/ product line, both of which were acquired in May 1996, contributed $5.9 million and $.7 million to net sales, respectively. DANNER/R/ shipments were up approximately $.6 million primarily as a result of initial shipments of the DANNER/R/ Dri-Foot/TM/ series during the third quarter. A $1.3 million increase in shipments under a government contract received in the second half of 1995 coupled with an increase in LACROSSE/R/ net sales to retailers, reflecting an improvement in at-once orders in the first quarter and an increase in industrial shipments of cold weather boots during the first quarter, accounted for the balance of the increase.

   Gross Profit

   Gross profit for the nine months ended September 28, 1996 increased 17% to $22,229,361, or 27.5% of net sales, from $19,001,243 or 26.6% of net sales in the first nine months of 1995. The increase in gross profit was due to the increase in net sales and the increase in the gross profit percentage. The increase in gross profit as a percentage of net sales was primarily due to more favorable pricing on key raw materials and productivity increases and cost reductions at the La Crosse, Wisconsin factory. Partially offsetting these improvements was the $5.9 million of RAINFAIR/R/ sales, which commenced during the second quarter, at a slightly lower gross profit percentage.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first nine months of 1996 increased 14%, to $17,058,711, or 21.1% of net sales, from $14,983,263, or
   21.0% of net sales the first nine months of 1995. The acquisition of the Rainfair business in May 1996 accounted for $1,352,544 of the increase in operating expenses. In addition, planned increases in marketing expenses for LACROSSE/R/ products and volume related increases in selling expenses were the primary reasons for the remaining increase in expenses.

   Interest Expense

   Interest expense in the first nine months of 1996 increased 10% to $1,140,502 or 1.4% of net sales, from $1,035,921 or 1.5% of net sales for the first nine months of 1995. A reduction in interest expense in the first quarter of 1996, primarily as a result of reduced levels of inventory, was offset by the interest expense on $12.5 million of long-term debt borrowed during the second quarter of 1996 to finance the Red Ball and Rainfair acquisitions.

   Miscellaneous

   Miscellaneous income for the first nine months of 1996 decreased $63,505 to $247,503 from $311,008 in the first nine months of 1995. A gain on an asset sale in the first half of 1995, which did not recur in 1996, was the reason for the decrease.

   Income Tax Expense

   The Company's effective income tax rate was 39.3% in the first nine months of 1996 compared to 38.9% in the first nine months of 1995.

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

   As of September 28, 1996, the Company had working capital of $45.0 million compared to $34.5 million at December 31, 1995. The increase in working capital is primarily the result of the working capital acquired in the Red Ball and Rainfair transactions in May 1996 which were financed with long-term debt. This increase in working capital was partially offset by the repurchase of the redeemable preferred stock and the repayment of $1.7 million of long-term debt. Accounts receivable increased $21.1 million from December 31, 1995 to September 28, 1996 due to approximately $3.0 million of receivables resulting from sales of RED BALL/R/ and RAINFAIR/R/ products (which product lines were acquired in May 1996) and the normal seasonal increase in receivables. Inventories increased $10.6 million from December 31, 1995 to September 28, 1996 due to the addition of approximately $10.0 million of inventories to support the Red Ball and Rainfair businesses. Short-term borrowings under the credit agreement increased $19.5 million from December 31, 1995 to September 28, 1996 due to usage of these borrowings to fund the seasonal increase in accounts receivable, to fund the repurchase of all of the Company's outstanding redeemable preferred stock for $1.9 million and to fund the repayment of $1.7 million of long-term debt on a scheduled payment date.

   The $10.8 million increase in long-term obligations was primarily due to the $12.5 million term loan entered into during the second quarter, the proceeds of which were used to fund the Red Ball and Rainfair purchases. This increase was partially offset by a $1.7 million repayment of long-term debt on a scheduled payment date.

   Intangibles increased $1.7 million from December 31, 1995 to September 28, 1996 primarily due to the value assigned to the trademarks acquired in the Red Ball acquisition and the excess of the purchase price over the estimated fair value of the net assets acquired in connection with the Rainfair acquisition. Accrued postretirement benefit cost increased $.6 million from December 31, 1995 to September 28, 1996 primarily due to $.4 million of benefit obligations assumed in the Rainfair acquisition. The $555,013 decrease in long-term deferred compensation was primarily a result of a $600,000 payment to the Company's vice chairman (former president) in January 1996 in accordance with the payment terms of his phantom stock agreement. Payments in increments of $600,000 are required each January until the obligation is paid in full.

   As of the end of the third quarter of 1996, the Company had approximately $27.0 million available under its credit agreement. The Company anticipates that its current credit availability will be adequate to meet the Company's cash flow requirements through 1997.

                          PART II -  Other Information


   ITEM 6    Exhibits and Reports on Form 8-K

             (a)  Exhibit Number      Description

                  (27)                Financial Data Schedule (EDGAR version
                                      only)

             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ending September 28, 1996. However, on August 5, 1996, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated May 31, 1996 regarding the Rainfair acquisition. See Item 6(b) of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 for more information.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LACROSSE FOOTWEAR, INC.
                               (Registrant)


   Date: November 11, 1996     By: /s/ Patrick K. Gantert
                                   Patrick K. Gantert
                                   President and Chief Executive Officer


   Date: November 11, 1996     By: /s/ Robert J. Sullivan
                                   Robert J. Sullivan
                                   Vice President-Finance and Administration
                                   (Principal Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                for the Quarterly Period ended September 28, 1996


                                 Exhibit

     (27)   Financial Data Schedule (EDGAR version only)