Form 10-K
period 1996-12-31
LACROSSE FOOTWEAR INC
filed 1997-03-28
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

                        Commission file number:  0-238001

                               LACROSSE FOOTWEAR, INC.
             (Exact name of registrant as specified in its charter)

   Wisconsin                                                       39-1446816
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                      Identification No.)


   11319 St. Andrew Street
   La Crosse, Wisconsin                                              54603
   (Address of principal executive offices)                        (Zip code)

   Registrant's telephone number, including area code:  (608) 782-3020

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1997: $34,343,988.

   Number of shares of the registrant's common stock outstanding at February 28, 1997: 6,667,627 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the year ended December 31, 1996 (incorporated by reference into Parts I, II and IV)

   Portions of the Proxy Statement for 1997 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

   Item 1.   Business

   General

        LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and rainwear for the sporting, occupational and recreational markets. The Company markets its products primarily under the LACROSSE/R/, RED BALL/R/, RAINFAIR/R/ and DANNER/R/ brands through an employee sales force and, to a lesser extent, through selected distributors and independent representatives. It also manufactures private label footwear, footwear components and rainwear. LaCrosse's products are characterized by innovative design, performance features and durability, and are relatively unaffected by changing fashion trends.

        Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER/R/ brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR/R/ brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. Also in May 1996, the Company acquired certain operating assets and trademarks of Red Ball, Inc. ("Red Ball"). Red Ball historically sold products which competed in many of the same product categories as the LACROSSE/R/ brand.

        The Company was incorporated in Wisconsin in 1983 but traces its history to 1897 when La Crosse Rubber Mills Company was founded. Current management purchased LaCrosse's predecessor from the heirs of the founding family and other shareholders in 1982.

   Strategy

        The Company's business strategy is to continue to (i) build, position and capitalize on the strength of established brands, (ii) extend its offerings of footwear, rainwear and other complementary products under the established brands and (iii) expand and enhance its strong distribution network of sales representatives, customer service and retail and industrial customers.

   Brand Positioning

        Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER/R/, LACROSSE/R/ and RED BALL/R/ brands. Each brand is positioned differently in the marketplace in order to capitalize on differences in end user expectations for performance. The DANNER/R/ brand represents the highest level of performance, with a select line of high quality, feature driven leather footwear products at premium prices. The LACROSSE/R/ brand has a more extensive product line including rubber, vinyl and leather footwear and rainwear, distributed to a broad base of independent retailers. The RED BALL/R/ brand offers a more narrow line of lower priced rubber/vinyl footwear directed to the brand conscious, mass merchant market.

        The Company sells products through the industrial distributor channel principally under the LACROSSE/R/ and RAINFAIR/R/ brands. The brands are positioned as complementary, with the LACROSSE/R/ brand including a full performance range of rubber and vinyl footwear, while the RAINFAIR/R/ brand includes a full line of rainwear and protective clothing.

   Products

        The Company's brand product offering includes these major categories:

   Rubber/Vinyl Footwear

        The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting, recreational and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE/R/ and RED BALL/R/ brands. The product line ranges from low cost vinyl-molded products to high performance, hand-crafted rubber products directed to specific occupational market niches.

        In addition, the Company is a leader in rubber/vinyl bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproofness and flexibility of rubber footwear with the fit and support of a laced leather boot.

   Leather Footwear

        The Company markets leather footwear under two brand names, DANNER/R/ and LACROSSE/R/. The DANNER/R/ products consist of premium quality sporting, occupational and recreational boots available in numerous styles and usually featuring the stitch-down manufacturing process which provides outstanding built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX/R/ bootie in leather boots, and it continues to include that bootie in over 80% of its products. The LACROSSE/R/ brand markets a focused line of indoor and outdoor work boots appealing to consumers who desire durability and comfort.

   Rainwear and Protective Clothing

        Rainwear and footwear are complementary products in many occupational and outdoor environments. Rainfair offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, law enforcement and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid environments and flame environments. The RAINFAIR/R/ brand is recognized in the industry for its durability, quality and heritage. In recent years, the brand name has been extended to include other protective garments such as aprons and extreme cold weather clothing. Recently, a limited line of occupational and sporting rainwear was introduced under the LACROSSE/R/ brand.

        LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 1996, the Company offered approximately 400 styles of footwear and rainwear.

   Product Design and Development

        The Company's product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Sales personnel and suppliers provide information to the Company's marketing division, which oversees the development and testing of new product. New product needs generally can be related to functional or technical characteristics which are addressed by the Company's pattern, design and chemistry lab staffs. The final aesthetics of the product are determined by marketing personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing for pattern development and commercialization.

   Customers, Sales and Distribution

        The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

        Within the retail market, the LACROSSE/R/ brand is marketed through a sales force comprised of 17 Company-employed sales people and four independent sales representative groups. The Company's preference is toward employee sales persons who are generally more focused and productive. Unless a territory can support a single brand sales person, the Company's strategy is to use the LaCrosse sales force to represent the brand providing cost leverage and better service levels. The LaCrosse sales force currently represents the DANNER/R/ brand in all but one territory and the RED BALL/R/ brand in all but four territories.

        The Company's industrial products are distributed through both independent representatives and, where the territory justifies it, through Company employed sales persons. With the addition of Rainfair during 1996, sales representation for territories covering approximately 50% of the industrial sales for Rainfair have been combined with the LaCrosse representation.

        The Company's products are sold directly to more than 5,500 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company's customer base is also diversified as to size and location of customer and markets served. As a result, the Company is not dependent upon a few customers, and adverse economic conditions or mild or dry weather conditions in a specific region are less likely to have a material effect on the Company's results of operations.

        The Company operates three factory outlet stores whose primary purpose is disposal of slow moving, factory seconds and obsolete merchandise. Two of these stores are located at the manufacturing facilities in La Crosse, Wisconsin and Portland, Oregon. The Company also derives royalty income from Danner Japan Ltd., a Japanese joint venture in which the Company has a 10% ownership interest, on Danner Japan Ltd.'s distribution of products in Japan under the DANNER/R/ brand that are manufactured by others overseas.

   Advertising and Promotion

        Because a majority of the Company's marketing expenditures are for promotional materials, cooperative advertising and point-of-sale advertising designed to assist dealers and distributors in the sale of the Company's products, the Company is able to customize advertising and marketing in each of its distribution channels. The Company's marketing strategy allows it to emphasize those features of its products that have special appeal to the applicable distribution channel.

        The Company advertises and promotes its products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging.

   Manufacturing

        Traditionally, the Company has produced substantially all of its rubber, leather and vinyl products in its United States manufacturing facilities in La Crosse, Wisconsin, Portland, Oregon and Claremont, New Hampshire. Liners are produced at the Company's Hillsboro, Wisconsin facility. The Hillsboro facility also manufactures a line of waders with nylon uppers and rubber or vinyl boot bottoms, using a heat-sealing process. Leather tops for the LACROSSE/R/ brand rubber bottom/leather top pac boots are produced at the Company's Clintonville, Wisconsin facility.

        The Company manufactures a majority of its footwear in the United States because the Company believes it is able to maintain better control over quality, inventory production scheduling and inventory levels. "Made in the USA" is prominently displayed in the Company's advertising, promotion and marketing materials for the LACROSSE/R/ and DANNER/R/ brands.

        Both the RAINFAIR/R/ and RED BALL/R/ brands, which the Company started distributing during 1996, source a substantial portion of their product offshore, primarily in the Dominican Republic and Pacific Rim. The Company intends to continue to outsource these products. The Company believes that there are adequate sources of supply for these imported products.

   Suppliers

        The Company's three principal raw materials used in the production of the Company's products, based upon dollar value, are leather, crude rubber and oil-based vinyl compounds for vinyl footwear and rainwear products. While the Company saw price increases during 1995 for all three of these raw materials, prices have since stabilized at lower levels and the Company has no reason to believe that all three of these raw materials will not continue to be available at competitive prices. The Company also uses technical components in the Company's products including THINSULATE/R/, GORE-TEX/R/, CORDURA/R/, DRI-LEX/R/, POLARTEC/R/ and VIBRAM/R/. No interruption in the supply of any of these components is anticipated.

        The Company purchases GORE-TEX/R/ waterproof fabric directly from W.L. Gore & Associates ("Gore"), for both LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 80% of Danner's footwear, in terms of number of pairs produced, incorporates GORE-TEX/R/ waterproof fabric. Agreements with Gore prohibit the Company, directly and through Danner, from manufacturing any products containing any taped waterproof, breathable products other than GORE-TEX/R/ products during the term of the agreements. These agreements with Gore may be terminated by either party upon 90 days' written notice. The Company considers its relationships with Gore to be good. Effective January 1, 1997, the majority of Danner's GORE-TEX/R/ footwear is guaranteed to be waterproof for one year from the date of purchase compared to two years previously.

   Quality Assurance

        The Company's quality control programs are important to its reputation for manufacturing superior footwear. In 1991, the Company initiated a formal continuous quality improvement program at the La Crosse plant. This total quality management (TQM) program is directed at involving employees to participate in assuring the highest practicable level of efficiency in production and product quality.

        The Company's La Crosse plant has a chemistry lab which is responsible for incoming raw material and in-process quality testing. All crude rubber is tested to assure that each batch meets the high values specified by the Company for range of plasticity and rate of cure, both of which have a direct relationship to the ultimate quality of the product. Fabrics are sample tested to meet LaCrosse's requirements for strength and weight. Incoming leather skins are inspected for color, brand and weight.

        The Company's Danner operation tests 100% of all GORE-TEX/R/ bootie liners for leaks prior to sewing them into boots. At least 18% of all completed waterproof boots are filled with water for testing. Leather is tested for lasting ability, tear strength, finish and thickness.

   Backlog

        At December 31, 1996, the Company had unfilled orders from its customers in the amount of approximately $15.8 million compared to $7.9 million at December 31, 1995. Approximately $6.0 million of the increase was due to the addition of the Rainfair and Red Ball product lines. All orders at December 31, 1996 are expected to be filled during 1997.
   Because a major portion of the Company's orders are placed in January through July for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

   Competition

        The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major domestic competitors in most of its rubber and vinyl product lines, at least four major competitors in connection with the Company's sporting footwear, at least six major competitors in connection with hiking boots and at least four major competitors in connection with its occupational footwear, rainwear and protective clothing. The Company also faces competition from offshore manufacturers, particularly in the occupational and children's markets.

        LaCrosse believes it maintains a competitive position compared to its competitors who sell rubber and vinyl footwear through its attention to quality and the delivery of value, its position as an innovator in common product segments, its above-average record of delivering products on a timely basis, its strong customer relationships and, in some cases, the breadth of its product line. Some of the Company's competitors compete mainly on the basis of price.

        Offshore manufacturers face significantly lower labor costs to produce rubber and vinyl products. However, shipping costs and times, requirements for short runs on some items, and unpredictable weather patterns that would force offshore manufacturers or their distributors to store large inventories in the United States to be able to meet sudden increases in demand are some disadvantages the offshore manufacturers face. Further, because the manufacturing process for vinyl footwear products is much less labor intensive than for rubber footwear, lower offshore labor rates are less of a competitive advantage in the production of vinyl footwear. Moreover, the Company's vinyl footwear products enable the Company to compete more effectively against offshore manufacturers of rubber footwear.

        Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's Danner product line. These competitors manufacture domestically and/or import products from offshore. Danner products effectively compete with domestically produced products, but are generally at a price disadvantage against lower cost imported products, because offshore manufacturers generally pay significantly lower labor costs. The Company focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, the Danner protective footwear line has maintained a strong competitive position in its current market niches.

   Employees

        As of December 31, 1996, the Company had approximately 1,400 employees, all located in the United States. Approximately 550 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in October 1998, approximately 180 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 1999 and approximately 60 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in July 1997. The Company has approximately 350 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland, Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

   Trademarks and Trade Names; Patents

        The Company owns United States federal registrations for several of its marks, including LACROSSE/R/, DANNER/R/, RED BALL/R/, LACROSSE and stylized Indianhead design that serve as the Company's logo, ALLTEMP/R/, DURALITE/R/, FIRETECH/R/, FLY-LITE/R/, ICE KING/R/, ICECUBE/R/, ICEMAN/R/, AIRTHOTIC/R/, CROSS-HIKER/R/and RED BALL JETS/R/. LaCrosse also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP/R/, ICEMAN/R/ and stylized Indianhead design and in Mexico for its mark LACROSSE and stylized Indianhead design. The Company's 50%-owned subsidiary, Rainfair, also owns United States federal registrations for certain of its marks, including RAINFAIR/R/ and RAINFAIR and stylized horse design that serve as Rainfair's logo, and owns a registration in Canada for its mark AIRBOB/R/. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE/R/, DANNER/R/, RED BALL/R/ and RAINFAIR/R/ names, the Company does not believe any trademark is material to its business.

        The Company pays a royalty on sales of products carrying the DANNER/R/ name equal to 0.5% of the price of products sold that applies to net sales in excess of $4.0 million annually. The royalty agreement expires December 31, 1998.

        The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

        The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB/R/ outsole; and a patent for its AIRTHOTIC/R/, which is a ventilated arch support that fits under the heel.

   Seasonality

        As has traditionally been the case, the Company's sales in 1996 were higher in the last two quarters of the year than in the first two quarters. The Company expects this sales trend to continue. Additional information about the seasonality of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" on page 13 of the Company's 1996 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

   Foreign Operations and Export Sales

        Other than the Company's 10% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 1996.

   Environmental Matters

        The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 1997, any material impact on the capital expenditures, earnings or competitive position of the Company. During 1995 and 1996, the Company spent approximately $250,000 to cure an air emission problem cited by the Wisconsin Department of Natural Resources. During 1996, the Company received a letter from the Wisconsin Department of Natural Resources indicating that the Company was in compliance. While changes in manufacturing procedures required as a result of the citation increased ongoing costs approximately $150,000 per year, the Company believes it has the potential to reduce these ongoing costs through changes in manufacturing procedures.

   Executive Officers of the Registrant

        The following table sets forth certain information, as of March 15, 1997, regarding the executive officers of the Company.

             Name               Age                 Position

    George W. Schneider          74     Chairman of the Board and Director

    Frank J. Uhler, Jr.          66     Vice Chairman of the Board and
                                        Director

    Patrick K. Gantert           47     President, Chief Executive Officer
                                        and Director

    Eric E. Merk, Sr.            54     Vice President - Danner and
                                        Director

    Wayne L. Berger              50     Vice President - Purchasing

    Stephen F. Bonner            43     Vice President - Claremont
                                        Operations

    Kenneth F. Ducke             53     Treasurer and Assistant Secretary

    Joseph F. Fahey              42     Vice President - Retail Sales and
                                        Marketing

    D. Keith Fell                45     Vice President - Operations

    Peter V. Fiorini             59     Vice President - Industrial Sales

    David R. Flaschberger        38     Vice President - Human Resources

    David R. Llewellyn           59     Vice President - Marketing and
                                        Business Development

    Robert G. Rinehart, Jr.      44     Vice President - Product
                                        Development

    Joseph P. Schneider          37     Vice President of the Company and
                                        Executive Vice President and Chief
                                        Operating Officer of Danner

    Robert J. Sullivan           50     Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer

    John A. Tadewald             58     Vice President - Engineering


        George W. Schneider was elected to the Board of Directors of the Company's predecessor in 1968 and was the principal investor and motivating force behind the management buyout of the Company's predecessor in 1982. Since 1982, Mr. Schneider also has served as Chairman of the Board of the Company.

        Frank J. Uhler, Jr., has served as Vice Chairman of the Board of the Company since December 31, 1994 and as a director since he joined the Company in June 1978. From June 1978 until 1982, Mr. Uhler served as President and from 1982 until December 31, 1994 he served as President and Chief Executive Officer of the Company. Along with Mr. George W. Schneider, Mr. Uhler was the other principal member of the management group that acquired the Company's predecessor in 1982.

        Patrick K. Gantert has served as President, Chief Executive Officer and as a director of the Company since December 31, 1994. Prior thereto, Mr. Gantert served as Executive Vice President and Chief Operating Officer of the Company since August 1993 and as Executive Vice President since June 1992. From March 1985, when he joined the Company, until June 1992, Mr. Gantert was Vice President-Finance.

        Eric E. Merk, Sr. has served as Vice President - Danner and as a director of the Company since the March 1994 completion of the Danner acquisition. Prior to joining the Company, Mr. Merk was a significant shareholder and President of Danner since purchasing Danner in 1983.

        Wayne L. Berger joined the Company in 1974 and has held various positions in finance and administration since that time. In June 1988, Mr. Berger was elected Vice President - Purchasing.

        Stephen F. Bonner joined the Company in 1983 and has held various positions in manufacturing since that time. In June 1991, Mr. Bonner was elected Vice President - Claremont Operations.

        Kenneth F. Ducke joined the Company in 1974 and has held various positions in finance and administration since that time. In 1982, Mr. Ducke was elected Treasurer and Assistant Secretary.

        Joseph F. Fahey has served as Vice President - Retail Sales and Marketing since he joined the Company in October 1996. From 1993 until 1996, Mr. Fahey served as Vice President of Sales and Marketing for Stihl, Incorporated, a manufacturer of premium hand-held power equipment and from 1988 through 1993, Mr. Fahey was the Manager of Dealer Development and Research for the Power Equipment Division of American Honda Motor Company.

        D. Keith Fell has served as Vice President - Operations since he joined the Company in March 1996. From May 1994 until August 1995, Mr. Fell was Vice President of Manufacturing for Traco, Inc., a manufacturer of commercial windows and doors, from October 1993 until May 1994, he was Vice President of Manufacturing for Hedstrom Corporation, a manufacturer of outdoor play equipment, and from September 1990 until October 1993, Mr. Fell was Director of Manufacturing for Hedstrom.

        Peter V. Fiorini has served as Vice President - Industrial Sales since he joined the Company in July 1991. From 1975 until joining the Company, Mr. Fiorini was general manager of the Ranger Rubber Company division of Endicott Johnson Shoe Company, Inc.

        David R. Flaschberger joined the Company in May 1993 as Human Resources Manager. He served in such capacity until November 1995, when he was elected Vice President - Human Resources. From 1990 until joining the Company, Mr. Flaschberger was the Director of Human Resources of The Company Store, Inc., a direct mail marketer and manufacturer of down-filled bedding products.

        David R. Llewellyn has served as Vice President - Marketing and Business Development since he joined the Company in April 1994. From 1989 until joining the Company, Mr. Llewellyn was an independent marketing and business consultant.

        Robert G. Rinehart, Jr. joined the Company in January 1990 as a territory salesperson. In July 1991, Mr. Rinehart was appointed as the National Accounts Manager. He served in such capacity until October 1992, when he was appointed Senior Marketing Manager, and in March 1994 he was elected Vice President - Product Development.

        Joseph P. Schneider joined the Company in 1986 as a territory sales manager and in January 1990 was appointed as the National Accounts Manager. From May 1991 until January 1993, Mr. Schneider served as the National Sales Manager and from January 1993 until June 1996 he was Vice President - Retail Sales. In June 1996, Mr. Schneider was elected as a Vice President of the Company and as Executive Vice President and Chief Operating Officer of Danner.

        Robert J. Sullivan joined the Company in November 1992 as Manager of Finance and Administration, was elected Vice President - Finance and Administration in March 1994 and was given the additional title of Chief Financial Officer in March 1997. From 1987 until joining the Company, Mr. Sullivan was Vice President-Finance of Skipperliner Industries, Inc., a manufacturer of houseboats.

        John A. Tadewald has served as Vice President - Engineering since he joined the Company in October 1987. From 1963 until joining the Company, Mr. Tadewald held engineering positions with several industrial companies.

        Joseph P. Schneider is the son of George W. Schneider. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

   Item 2.   Properties

        The following table sets forth certain information, as of December 31, 1996, relating to the Company's principal facilities.


                                Properties

                          Owned        Approximate
                           or        Floor Area in         Principal
    Location             Leased        Square Feet           Uses

    La Crosse, WI       Leased(1)         6,600      Principal sales,
                                                     marketing and executive
                                                     offices

    La Crosse, WI         Owned          400,000     Manufacture rubber
                                                     boots

    La Crosse, WI       Leased(2)        290,000     Main warehouse and
                                                     distribution facility

    La Crosse, WI         Owned          11,000      Retail outlet store

    La Crosse, WI       Leased(3)        42,000      Warehouse and raw
                                                     material storage

    Clintonville, WI      Owned          42,500      Manufacture leather
                                                     components and
                                                     construct rubber boots

    Clintonville, WI     Leased          11,000      Manufacture component
                                                     parts

    Clintonville, WI     Leased           4,000      Warehouse and raw
                                                     material storage

    Hillsboro, WI       Leased(4)        40,000      Manufacture component
                                                     parts

    Kenosha, WI          Leased           3,000      Retail outlet store

    Claremont, NH         Owned          150,000     Manufacture vinyl
                                                     injection-molded
                                                     products

    Claremont, NH       Leased(5)        53,000      Warehouse and
                                                     distribution facility

    Portland, OR        Leased(6)        36,000      Manufacture DANNER/R/
                                                     products, offices,
                                                     retail outlet store and
                                                     warehouse space

    Portland, OR        Leased(7)        16,000      Warehouse and
                                                     distribution facility

    Racine, WI          Leased(8)        104,700     Manufacturing,
                                                     warehousing and offices
                                                     for Rainfair
   _________________________
   (1) This space is leased in a 212,000 square foot building adjacent to the Company's manufacturing plant in La Crosse, Wisconsin. The lease expires in 1997 but management anticipates entering into a long-term lease for the entire facility during 1997. The additional space will be utilized to replace warehouse space which is currently leased and/or to provide additional manufacturing capacity.

   (2) The lease for 183,000 square feet of this facility expires in 2000. The Company leases the balance of the space on short-term leases.

   (3) This facility is leased by the Company in La Crosse, Wisconsin on a short-term lease.

   (4) There are two facilities leased by the Company in Hillsboro, Wisconsin with approximately 40,000 square feet.

   (5) The lease of this facility expires in 1998. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

   (6) The lease for this facility expires in March 2004, but the Company has the option to extend the term for up to an additional ten years. The lease includes approximately one acre of adjacent vacant property that could be used for expansion. Eric E. Merk, Sr., a director, executive officer and shareholder of the Company, is affiliated with the lessor of this facility.

   (7)  The lease for this facility expires in December 1997.

   (8) The lease for this facility was entered into in May 1996 and expires in May 2001.

        Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for production of LaCrosse products for at least the next two years. Once the manufacturing facilities have reached capacity, the Company can expand further by leasing or purchasing facilities or by outsourcing some components.

   Item 3.   Legal Proceedings

        In November 1993, the Company, in order to preserve its legal rights, instituted litigation against the United States Government in the United States Court of Federal Claims ("USCFC") seeking a refund of amounts previously paid to the Internal Revenue Service ("IRS") relating to the Company's treatment of its LIFO inventory stemming from the Company's 1982 leveraged buyout. If the Government prevails in this litigation, the IRS has indicated an intention to assess the Company for additional tax, penalties, interest and other amounts for prior periods as a result of recalculating the Company's LIFO inventory reserve. The Company is not currently in a position to predict the outcome of the USCFC litigation. However, a recent decision of the USCFC in another case (Kohler Co. vs. United States, Case No. 94-628T, November 3, 1995) supports the principal positions taken by the IRS and the Government in the USCFC litigation.
   The Company believes that its total current exposure to the IRS with respect to this matter is not material to the Company's financial position or results of operations.

        From time to time, the Company, in the normal course of business, is also involved in various other claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

   Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The portions of page 28 which describe the market for and dividends declared on the Company's Common Stock and Note 5 of Notes to Consolidated Financial Statements which describe restrictions on dividends and which are contained in the Company's 1996 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data

        The information set forth in the table on page 12 of the Company's 1996 Annual Report to Shareholders under the caption "Five Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth on pages 13 through 16 in the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

   Item 8.   Financial Statements and Supplementary Data

        The consolidated statements of income, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheets of the Company as of December 31, 1996 and 1995, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 1996, all set forth on pages 17 through 28 of the Company's 1996 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and
   Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 9 through 12, of this Annual Report on Form 10-K.

   Item 11.  Executive Compensation

        The information required by this Item is included under the captions "Board of Directors-Director Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions

        The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  1.   Financial statements - The financial statements listed in
                  the accompanying index to financial statements and financial statement schedules are incorporated by reference in this Annual Report on Form 10-K.

           2. Financial statement schedules - The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

           3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

        (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                                           LACROSSE FOOTWEAR, INC.


                                           By   /s/ Patrick K. Gantert
                                                Patrick K. Gantert
                                                President and Chief Executive
                                                Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                      Title                  Date


    /s/ George W. Schneider       Chairman of the Board and   March 27, 1997
    George W. Schneider                   Director

    /s/ Patrick K. Gantert       President, Chief Executive   March 27, 1997
    Patrick K. Gantert              Officer and Director
                                    (Principal Executive
                                          Officer)

    /s/ Robert J. Sullivan       Vice President-Finance and   March 27, 1997
    Robert J. Sullivan            Administration (Principal
                                     Financial Officer)


    /s/ Frank J. Uhler, Jr.      Vice Chairman of the Board   March 27, 1997
    Frank J. Uhler, Jr.                 and Director


    /s/ Eric E. Merk, Sr.         Vice President-Danner and   March 27, 1997
    Eric E. Merk, Sr.                     Director


    /s/ Richard A. Rosenthal              Director            March 27, 1997
    Richard A. Rosenthal


    /s/ Virginia F. Schneider             Director            March 27, 1997
    Virginia F. Schneider


    /s/ Luke E. Sims                      Director            March 27, 1997
    Luke E. Sims

                       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

                                    STATEMENT SCHEDULE

                                                            Page

                                                                 Annual Report
                                                 Form 10-K     to Shareholders

    Consolidated Balance Sheets at
    December 31, 1996 and 1995                       -                 17

    Consolidated Statements of Income
    for each of the three years in the
    period ended December 31, 1996                   -                 18

    Consolidated Statements of Common
    Shareholders' Equity for each of the
    three years in the period ended
    December 31, 1996                                -                 19

    Consolidated Statements of Cash
    Flows for each of the three years in
    the period ended December 31, 1996               -                 20

    Notes to Consolidated Financial
    Statements                                       -                21-26

    Independent Auditor's Report                     -                 27

    Independent Auditor's Report on
    Financial Statement Schedule                    21                 -

    Financial Statement Schedule:

         II   -    Valuation and
                   Qualifying Accounts             22-23               -


   All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


   To the Board of Directors and Shareholders
   LaCrosse Footwear, Inc.
   La Crosse, Wisconsin


   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                         McGLADREY & PULLEN, LLP

   La Crosse, Wisconsin
   February 3, 1997

    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions

                                          Balance at                                                                   Balance
                                           Beginning        Charged To Costs         Charged To                         at End
               Description                 of Period          and Expenses         Other Accounts      Deductions     of Period

    Year ended December 31, 1994:
      Accounts receivable
      allowances:
        Allowance for returns            $  249,000           $     915,141      $       --         $   925,141   $  239,000
        Allowance for cash discounts         96,000                 811,603              --             795,603      112,000
        Allowance for doubtful accounts     294,000                 137,440             45,000          139,440      337,000
        Allowance for uncollectible
          interest                           30,438                  86,397              --              86,461       30,374
                                         ----------           -------------       ------------      -----------   ----------
            Total                        $  669,438           $   1,950,581       $     45,000      $ 1,946,645   $  718,374
                                         ==========           =============       ============      ===========   ==========
    Inventory allowances:
       Allowance for obsolescence        $  420,000           $       9,500       $      --        $     29,500   $  400,000
                                         ==========           =============       ============      ===========   ==========
    Warranty allowance:
       Allowance for warranties          $      --            $     585,137         $  555,437      $   353,574   $  787,000
                                         ==========           =============       ============      ===========   ==========

    Year ended December 31, 1995:
      Accounts receivable
      allowances:
        Allowance for returns            $  239,000            $    762,470      $       --         $   721,470   $  280,000
        Allowance for cash
          discounts                         112,000                 644,486              --             642,486      114,000
        Allowance for doubtful
          accounts                          337,000                 168,068              --             123,368      381,700
        Allowance for
          uncollectible interest             30,374                  85,729              --              78,543       37,560
                                         ----------            ------------       ------------       ----------    ---------
            Total                        $  718,374            $  1,660,753      $       --         $ 1,565,867   $  813,260
                                         ==========            ============       ============       ==========    =========
    Inventory allowances:
       Allowance for obsolescence        $  400,000            $    718,224      $       --         $   304,796   $  813,428
                                         ==========            ============       ============       ==========    =========
    Warranty allowance:
       Allowance for warranties          $  787,000            $    856,706      $       --         $   803,706   $  840,000
                                         ==========            ============       ============       ==========    =========

    Year ended December 31, 1996:
      Accounts receivable
      allowances:
        Allowance for returns            $  280,000             $ 1,234,556      $       --         $   947,556   $  567,000
        Allowance for cash
          discounts                         114,000                  90,496              --              15,496      189,000
        Allowance for doubtful
          accounts                          381,700                 167,655            335,000          178,855      705,500
        Allowance for
          uncollectible interest             37,560                  92,268              --              84,026       45,802
                                         ----------             -----------         ----------       ----------   ----------
            Total                        $  813,260             $ 1,584,975      $     335,000      $ 1,225,933   $1,507,302
                                         ==========             ===========         ==========       ==========   ==========
    Inventory allowances:
       Allowance for obsolescence        $  813,428            $    272,904            350,000      $   235,332   $1,201,000
                                         ==========             ===========         ==========       ==========   ==========
    Warranty allowance:
       Allowance for warranties          $  840,000             $ 1,057,730      $       --         $   972,730   $  925,000
                                         ==========             ===========         ==========       ==========   ==========
   The accounts receivable and inventory allowances above were deducted from the applicable asset account.


                                  EXHIBIT INDEX
                                                                Sequential
    Exhibit                                                        Page
    Number                  Exhibit Description                   Number

    (2.1)      Asset Purchase Agreement, dated as of                --
               February 11, 1994, between LaCrosse Footwear,
               Inc. and Danner Shoe Manufacturing Co.
               [Incorporated by reference to Exhibit (2) to LaCrosse Footwear, Inc.'s Form S-1
               Registration Statement (Registration No. 33-
               75534)]

    (2.2)      Asset Purchase Agreement, dated May 16, 1996,        --
               by and among Rainco, Inc., LaCrosse Footwear,
               Inc., Rainfair, Inc. and Craig L. Leipold
               [Incorporated by reference to Exhibit (2.1) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed
               June 14, 1996]

    (3.1)      Restated Articles of Incorporation of                --
               LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (3.2)      By-Laws of LaCrosse Footwear, Inc., as               --
               amended to date [Incorporated by reference to Exhibit (3.2) to LaCrosse Footwear, Inc.'s
               Annual Report on Form 10-K for the year ended
               December 31, 1994]

    (4.1)      Credit Agreement, dated as of May 31, 1996,          --
               by and among LaCrosse Footwear, Inc., Firstar
               Bank Milwaukee, N.A., The Northern Trust
               Company, Harris Trust and Savings Bank and
               Firstar Bank Milwaukee, N.A., as Agent for the Banks [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended June 29, 1996]

    (4.2)      Note Purchase Agreement, dated as of June 1,         --
               1990, between LaCrosse Footwear, Inc. and
               Teachers Insurance and Annuity Association of
               America  [Incorporated by reference to
               Exhibit (10.1) to LaCrosse Footwear, Inc.'s
               Form S-1 Registration Statement (Registration
               No. 33-75534)]

    (4.3)      Assignment and Assumption Agreement, dated as        --
               of October 7, 1994, between LaCrosse
               Footwear, Inc. and LaCrosse Products, Inc.
               [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1994]

    (4.4)      Amendment to Note Purchase Agreement, dated          --
               as of October 7, 1994, between LaCrosse
               Footwear, Inc. and Teachers Insurance and
               Annuity Association of America [Incorporated by reference to Exhibit (10.3) to LaCrosse
               Footwear, Inc.'s Quarterly Report on Form 10-
               Q for the quarter ended October 1, 1994]

    (9)        Voting Trust Agreement, dated as of June 21,         --
               1982, as amended [Incorporated by reference to Exhibit (9) to LaCrosse Footwear, Inc.'s
               Form S-1 Registration Statement (Registration
               No. 33-75534)]

    (10.1)     Lease, dated as of January 7, 1991, between          --
               LaCrosse Footwear, Inc. and Central States
               Warehouse, Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear,
               Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

    (10.2)     Amendment, dated as of June 29, 1995, to             --
               Lease between LaCrosse Footwear, Inc. and
               Central States Warehouse, Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse
               Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995]

    (10.3)     Lease, dated as of December 19, 1994, between        --
               Danner Shoe Manufacturing Co. and Specht
               Development, Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear,
               Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994]

    (10.4)*    Employment and Consulting Agreement, dated as        --
               of October 1, 1990 and as amended as of
               October 31, 1992, between Frank J. Uhler, Jr.
               and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.4) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.5)*    Amendment No. 1, dated as of December 31,            --
               1994, to Employment and Consulting Agreement between Frank J. Uhler, Jr. and LaCrosse
               Footwear, Inc. [Incorporated by reference to Exhibit (10.5) to LaCrosse Footwear, Inc.'s
               Annual Report on Form 10-K for the year ended
               December 31, 1994]

    (10.6)*    Phantom Stock Agreement, dated as of                 --
               October 31, 1992, and amended as of December
               20, 1993, between Frank J. Uhler, Jr. and
               LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.5) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.7)*    Amendment No. 1, dated as of December 31,            --
               1994, to Phantom Stock Agreement between
               Frank J. Uhler, Jr. and LaCrosse Footwear,
               Inc.  [Incorporated by reference to Exhibit
               (10.7) to LaCrosse Footwear, Inc.'s Annual
               Report on Form 10-K for the year ended
               December 31, 1994]

    (10.8)*    Employment Agreement, dated as of July 1,            --
               1992, and amended as of May 28, 1993, between Patrick K. Gantert and LaCrosse Footwear,
               Inc.  [Incorporated by reference to Exhibit
               (10.8) to LaCrosse Footwear, Inc.'s Annual
               Report on Form 10-K for the year ended
               December 31, 1994]

    (10.9)*    Employment Agreement, dated as of March 14,          --
               1994, between LaCrosse Footwear, Inc. and
               Eric E. Merk, Sr. [Incorporated by reference to Exhibit (10.12) to LaCrosse Footwear,
               Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

    (10.10)*   Amendment No. 1, dated as of June 1, 1995, to        --
               Employment Agreement between LaCrosse
               Footwear, Inc. and Eric E. Merk, Sr.
               [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
               30, 1995]

    (10.11)*   Employment Agreement, dated as of June 9,            --
               1994, between David Llewellyn and LaCrosse
               Footwear, Inc. [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended July 2, 1994]

    (10.12)*   LaCrosse Footwear, Inc. Deferred Compensation        --
               Plan for Key Employees [Incorporated by
               reference to Exhibit (10.14) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.13)*   LaCrosse Footwear, Inc. Deferred Compensation        --
               Plan for Directors  [Incorporated by
               reference to Exhibit (10.15) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.14)*   LaCrosse Footwear, Inc. Retirement Plan              --
               [Incorporated by reference to Exhibit (10.18)
               to LaCrosse Footwear, Inc.'s Form S-1
               Registration Statement (Registration No. 33-
               75534)]

    (10.15)*   LaCrosse Footwear, Inc. Employees' Retirement        --
               Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.'s
               Form S-1 Registration Statement (Registration
               No. 33-75534)]

    (10.16)*   LaCrosse Footwear, Inc. 1993 Employee Stock          --
               Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s
               Form S-1 Registration Statement (Registration
               No. 33-75534)]

    (10.17)*   LaCrosse Footwear, Inc. 1997 Employee Stock
               Incentive Plan

    (10.18)    Agreement, dated as of October 2, 1995,              --
               between Local No. 14, United Steel Workers of
               America (AFL-CIO-CLC) and LaCrosse Footwear,
               Inc. [Incorporated by reference to Exhibit
               (10.20) to LaCrosse Footwear, Inc.'s Annual
               Report on Form 10-K for the year ended
               December 31, 1995]

    (10.19)    Lease, dated as of March 14, 1994, between           --
               Jepco Development Company and LaCrosse
               Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s
               Form S-1 Registration Statement (Registration
               No. 33-75534)]

    (10.20)    Manufacturing Certification Agreement, dated         --
               as of October 19, 1993, between W.L. Gore &
               Associates, Inc. and Danner Shoe
               Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear,
               Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

    (10.21)    Trademark License, dated as of October 19,           --
               1993, between W.L. Gore & Associates, Inc.
               and Danner Shoe Manufacturing Co.
               [Incorporated by reference to Exhibit (10.24)
               to LaCrosse Footwear, Inc.'s Form S-1
               Registration Statement (Registration No. 33-
               75534)]

    (10.22)    Registration Rights Agreement, dated as of           --
               March 14, 1994, between LaCrosse Footwear,
               Inc., Danner Shoe Manufacturing Co. and the shareholders of Danner Shoe Manufacturing Co.
               [Incorporated by reference to Exhibit (10.25)
               to LaCrosse Footwear, Inc.'s Form S-1
               Registration Statement (Registration No. 33-
               75534)]

    (10.23)    Guarantee Agreement, dated as of March 14,           --
               1994, between LaCrosse Footwear, Inc. and
               Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.26) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.24)    Form of Indemnification and Investment               --
               Agreement to be entered into between LaCrosse
               Footwear, Inc. and the shareholders of Danner
               Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.27) to LaCrosse
               Footwear, Inc.'s Form S-1 Registration
               Statement (Registration No. 33-75534)]

    (10.25)    Shareholders' Agreement dated as of May 31,          --
               1996 by and between Craig L. Leipold,
               LaCrosse Footwear, Inc. and Rainco, Inc.
               [Incorporated by reference to Exhibit (2.2) to LaCrosse Footwear, Inc.'s Current Report on Form 8-K dated May 31, 1996 and filed
               June 14, 1996]

    (13)       Portions of the 1996 Annual Report to
               Shareholders that are incorporated by
               reference herein

    (21)       List of subsidiaries of LaCrosse Footwear,
               Inc.

    (23)       Consent of McGladrey & Pullen, LLP

    (27)       Financial Data Schedule (EDGAR version only)

    (99)       Proxy Statement for the 1997 Annual Meeting          --
               of Shareholders

               [The Proxy Statement for the 1997 Annual
               Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 1997
               Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual
               Report on Form 10-K.]


    *          A management contract or compensatory plan or arrangement.