Form 10-Q
period 1997-03-29
LACROSSE FOOTWEAR INC
filed 1997-05-13
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 29, 1997

                                       or

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

   Common Stock, $.01 par value, outstanding as of April 15, 1997: 6,667,727 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended March 29, 1997


                                                               Page

   PART I.   Financial Information

             Item 1.   Condensed Consolidated Balance
                            Sheets                              3-4

                       Condensed Consolidated Statements
                            of Income                             5

                       Condensed Consolidated Statements
                            of Cash Flows                         6

                       Notes to Condensed Consolidated
                            Financial Statements                7-9

             Item 2.   Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations             10-12


   PART II.  Other Information

             Item 6.   Exhibits and Reports on Form 8-K          13

             Signatures                                          14

             Exhibit Index                                       15

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 29,     December 31,
                                                   1997            1996
                                                (unaudited)
    CURRENT ASSETS
    Cash and cash equivalents                  $2,172,798      $6,716,183
    Accounts receivable, less allowances of
      $1,372,023 and $1,507,302 respectively   21,686,726      20,705,000

    Inventories (2)                            35,412,808      31,549,091
    Prepaid expenses                            2,015,219       1,999,464
    Deferred tax assets                         1,896,600       2,016,600
                                               ----------      ----------
              Total current assets             63,184,151      62,986,338

    PROPERTY AND EQUIPMENT, net of
      depreciation and amortization            12,252,013      12,629,634
    INTANGIBLES (4)                            15,218,378      15,388,011

    OTHER ASSETS                                1,083,927       1,282,036
                                               ----------      ----------
              Total assets                    $91,738,469     $92,286,019
                                               ==========      ==========



   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)


                                                March 29,     December 31,
                                                  1997            1996
                                               (unaudited)

    CURRENT LIABILITIES
    Current maturities of long-term
      obligations                             $1,747,000      $1,850,666
    Accounts payable                           5,955,659       5,754,793
    Accrued expenses                           6,957,669       6,770,456

    Dividends payable                                  0         733,439
    Income taxes payable                         310,609       1,066,352
                                              ----------      ----------
              Total current liabilities       14,970,937      16,175,706


    ACCRUED POSTRETIREMENT BENEFIT COST        1,440,400       1,390,400
    LONG-TERM OBLIGATIONS                     15,999,525      16,002,200
    DEFERRED COMPENSATION                      1,433,901       1,589,162
                                              ----------      ----------
              Total liabilities               33,844,763      35,157,468
                                              ----------      ----------
    MINORITY INTEREST                          1,413,381       1,193,304
                                              ----------      ----------
    COMMON SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share        67,176          67,176
    Additional paid-in capital                27,579,128      27,579,128
    Retained earnings                         29,277,771      28,732,693
    Treasury stock                              (443,750)       (443,750)
                                              ----------      ----------
              Total common shareholders'
                 equity                       56,480,325      55,935,247
                                              ----------      ----------

              Total liabilities and
                 shareholders' equity        $91,738,469     $92,286,019
                                              ==========      ==========


   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                  Three Months Ended
                                               March 29,       March 30,
                                                  1997            1996

    Net sales                                 $32,698,478       $22,130,971
    Cost of goods sold                         24,412,018        16,323,933
                                               ----------        ----------
         Gross profit                           8,286,460         5,807,038

    Selling and administrative expenses         6,721,557         5,252,663
                                               ----------        ----------
         Operating income                       1,564,903           554,375
    Non-operating income (expense)
      Interest expense                           (393,941)         (180,185)

      Miscellaneous                                87,517           112,590
                                               ----------        ----------
                                                 (306,424)          (67,595)


         Income before income taxes             1,258,479           486,780
    Provision for income taxes                    493,324           189,847
                                               ----------        ----------
         Net income before minority interest      765,155           296,933
                                               ----------        ----------

         Minority interest in net income of
            subsidiary                           (220,077)                0
                                               ----------        ----------
         Net income                              $545,078          $296,933
                                               ==========        ==========

    Net income available to common
      shareholders                               $545,078          $267,572
                                               ==========        ==========
    Earnings per common and common
      equivalent share                              $0.08             $0.04
                                               ==========        ==========

    Weighted average number of common and
      common equivalent shares outstanding      6,691,895         6,676,543
                                               ==========        ==========
    Dividends declared per preferred share
                                                    $0.00             $1.50
                                               ==========        ==========

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Three Months Ended
                                                  March 29,      March 30,
                                                     1997            1996
    Net cash used in operating activities      $(3,329,337)     ($1,473,664)
                                                ----------      -----------
    Cash flows from investing activities
      Purchase of property and equipment          (466,903)        (705,552)
      Other                                         13,110                0
                                                ----------      -----------
      Net cash used in investing activities       (453,793)        (705,552)
                                                ----------      -----------
    Cash flows from financing activities
      Cash dividends paid                         (733,439)        (633,947)
      Proceeds from short-term borrowings                0          817,000
      Principal payments on short-term
         borrowings                                      0         (817,000)
      Payments on long-term debt                   (26,816)               0
                                                ----------      -----------
      Net cash used in financing activities       (760,255)        (633,947)
                                                ----------      -----------
      Decrease in cash and cash equivalents     (4,543,385)      (2,813,163)

    Cash and cash equivalents:
      Beginning                                  6,716,183        3,035,777
                                                ----------      -----------

      Ending                                    $2,172,798         $222,614
                                                ==========      ===========

    Supplemental information---cash payments
     for:
      Interest                                    $129,295           $9,343
                                                ==========       ==========
      Income taxes                                $890,117         $572,568
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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   2.   INVENTORIES

        Inventories are comprised of the following:

                                   March 29, 1997     December 31, 1996



         Raw Materials                $ 8,491,097           $ 7,727,042
         Work-in Process                2,415,365             2,580,870
         Finished Goods                28,129,475            24,974,308
         LIFO Reserve                  (3,623,129)           (3,733,129)
                                       ----------            ----------
         Total                        $35,412,808           $31,549,091
                                       ==========            ==========

   3.   STOCK INCENTIVE PLANS

        In December 1993, the Board of Directors and shareholders adopted the LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (the "1993 Plan") pursuant to which options for up to 250,000 shares of common stock may be granted to officers and other key employees of the Company. In November 1996, the Board of Directors adopted the LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (the "1997 Plan"), subject to approval by the shareholders at the Company's 1997 annual meeting, pursuant to which options for up to 300,000 shares of common stock may be granted to officers and other key employees of the Company.

        Effective January 2, 1997 the Company's Board of Directors granted options to purchase 43,500 shares of common stock under the 1993 Plan and the 1997 Plan. The exercise price for these options is $10.875 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on December 31, 1996. Because the options vest in equal increments over a five-year period, none of such options will be exercisable until January 1998.

   4.   ACQUISITIONS

        RAINFAIR, INC.

        In May 1996, Craig Leipold, the former principal owner of Rainfair, Inc., and the Company established a new corporation and each purchased one-half of the new corporation's common stock, in each case for $1,250,000, and the Company also purchased all of the new corporation's outstanding preferred stock for $500,000. On May 31, 1996, this 50% owned subsidiary of the Company purchased substantially all of the assets of Rainfair, Inc. for approximately $10.8 million in cash and approximately $1.5 million in liabilities for an aggregate purchase price of approximately $12.3 million. The name of the subsidiary was changed to Rainfair, Inc. in June 1996 after completing the asset purchase.

        The Company loaned the 50% owned subsidiary approximately $8.0 million to fund the purchase price of the net assets of Rainfair, Inc. which was not funded by the initial capital contributions. The Company used long-term borrowings of approximately $9.5 million as the source of funds to make its initial capital contribution and the loan to the subsidiary.

        The acquisition has been accounted for as a purchase. Accordingly, the purchase price is being allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The approximately $.7 million of the purchase price in excess of the estimated fair value of the net assets is being amortized on a straight-line basis over a 15-year term. The Company's condensed consolidated statements of income for the three months ended March 29, 1997 includes Rainfair's results of operations. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Rainfair, Inc. had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                      Three Months Ended March

                                      March 29,      March 30,
                                         1997          1996
                             (in thousands, except per share amounts)

   Net Sales                          $32,698        $26,573

   Net Income                             545            313

   Net Income Per Common Share           $.08           $.04


        RED BALL, INC.

        On May 20, 1996, the Company acquired trade accounts receivable, inventories, certain machinery and equipment and trademarks of Red Ball, Inc. for a cash purchase price of approximately $5.0 million which included $.3 million for equipment leased from a third party. The Company spent an additional $.5 million in relocating and staging the inventory and installing the equipment. The total purchase price has been allocated to the accounts receivable, inventory, fixed assets and trademarks. The Company used short-term borrowings under its credit agreement to finance the acquisition, which borrowings were subsequently replaced in part by long-term debt. Shipments of RED BALL/R/ products commenced during the third quarter of 1996. In the first quarter of 1997, net sales of Red Ball products were approximately $2.0 million.

        In 1995, Red Ball had net sales of approximately $23.0 million which included $3 to $4 million of closeouts. In February 1996, Red Ball, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. The assets were purchased from Red Ball with the approval of the Bankruptcy court. Financial statements were not available for Red Ball for 1995 because it was operated as a division of its parent until the middle of 1995. Management does not believe the historical statements of Red Ball, Inc. are relevant to the future performance of this brand.

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

                                     Percentage of Net Sales
                                       Three Months Ended

                                    March 29,        March 30,
                                      1997              1996

    Net Sales                          100.0%            100.0%
    Cost of Goods Sold                  74.7              73.8
                                       -----             -----
      Gross Profit                      25.3              26.2
    Selling and Administrative
            Expenses                    20.5              23.7
                                       -----             -----
      Operating Income                   4.8%              2.5%



   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending March 29, 1997 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended March 29, 1997 Compared to Three Months Ended March 30,
   1996

   Net Sales

   Net sales for the three months ended March 29, 1997 increased $10,567,507, or 48%, to $32,698,478 from $22,130,971 for the first three months of 1996. The growth in net sales was primarily due to the contribution of the Rainfair, Inc. subsidiary and the RED BALL/R/ product line which contributed $7.9 million and $2.0 million, respectively, to net sales during the quarter. Rainfair's sales were impacted by $2.5 million of shipments on a spring order to a major national account. LACROSSE/R/ product net sales during the quarter were even with 1996, while DANNER/R/ product shipments increased 16%, the result of strong demand for DANNER/R/ hiking and work boots.


   Gross Profit

   Gross profit for the three months ended March 29, 1997 increased 43% to $8,286,460, or 25.3% of net sales, from $5,807,038 or 26.2% of net sales in the first quarter of 1996. Lower margins on the Rainfair business, impacted by lower margins on a $2.5 million national account shipment, were the primary reason for the decline.

   Selling and Administrative Expense

   Selling and administrative expenses in the first quarter of 1997 increased 28%, to $6,721,557, or 20.5% of net sales, from $5,252,663, or 23.7% of net sales in the first quarter of 1996. The increase in operating expenses was primarily a result of the additional expenses incurred to operate the Rainfair, Inc. subsidiary and the expenses associated with sales of the RED BALL/R/ product line. Operating expenses decreased as a percentage of net sales primarily as the result of a lower level of expenses associated with sales of the Rainfair subsidiary, partially as a result of the shipment of a $2.5 million order to a national account, and the ability to leverage the LaCrosse operating expenses with the additional volume contributed by Red Ball.

   Interest Expense

   Interest expense for the three months ended March 29, 1997 increased 119% to $393,941 or 1.2% of net sales, from $180,185 or .8% of net sales for the three months ended March 30, 1996. The increase in long-term obligations, primarily as a result of the $12.5 million borrowed to finance the investment in the Rainfair, Inc. subsidiary and the acquisition of certain assets of Red Ball, Inc., was the primary reason for the increase in interest expense.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the first quarter of 1997 compared to 39.0% in the first quarter of 1996.

   Net Income

   As a result of the increased sales, the net income for the first quarter of 1997 increased to $545,078 from $296,933 in the first quarter of 1996.

                         Liquidity and Capital Resources

   The Company has historically financed its operations with cash generated from operations, long-term lending arrangements and short-term borrowings under an unsecured revolving credit agreement. The Company requires working capital primarily to support fluctuating accounts receivable and inventory levels caused by the Company's seasonal business cycle. The Company invests excess cash balances in short-term investment grade securities or money market investments.

   Net cash used in operating activities was $3.3 million in the first quarter of 1997 compared to $1.5 million in the first quarter of 1996. A $3.9 million increase in inventories in the first quarter of 1997 compared to a $2.0 million increase in the first quarter of 1996 was the primary reason for the higher level of cash used in operating activities in the first quarter of 1997 compared to 1996. Higher production levels for LACROSSE/R/ inventories, mainly as a result of lower inventories at the beginning of 1997 compared to 1996, coupled with increases in inventories to support RED BALL/R/ product shipments, were the primary reasons for the increase in inventories.

   Net cash used in investing activities was $454,000 in the first quarter of 1997 compared to $706,000 in the first quarter of 1996. Reduced expenditures for property and equipment in the first quarter of 1997, primarily due to timing, was the reason for the reduction.

   Net cash used in financing activities increased to $760,000 in the first quarter of 1997 compared to $634,000 in the first quarter of 1996. An increase in the common stock dividend and a payment on a capitalized lease which was terminated during the quarter accounted for the increase.

                          PART II -  Other Information


   ITEM 6    Exhibits and Reports on Form 8-K

             (a)  Exhibit Number      Description

                  (27)                Financial Data Schedule (EDGAR version
                                      only)


             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 29, 1997

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               LACROSSE FOOTWEAR, INC.
                              (Registrant)



   Date: May 12, 1997       By:/s/ Patrick K. Gantert
                               Patrick K. Gantert
                               President and Chief Executive Officer



   Date: May 12, 1997       By:/s/ Robert J. Sullivan
                               Robert J. Sullivan
                               Vice President-Finance and Administration
                              (Principal Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended March 29, 1997



                                     Exhibit

   (27)      Financial Data Schedule (EDGAR version only)