Form 10-Q
period 1997-06-28
LACROSSE FOOTWEAR INC
filed 1997-08-11
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 28, 1997

                                       or

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

   Common Stock, $.01 par value, outstanding as of August 1, 1997:
   6,667,727 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended June 28, 1997

                                                               Page
   PART I.   Financial Information

             Item 1.   Condensed Consolidated Balance
                            Sheets                              3-4

                       Condensed Consolidated Statements
                            of Income                             5

                       Condensed Consolidated Statements
                            of Cash Flows                         6

                       Notes to Condensed Consolidated
                            Financial Statements                7-9

             Item 2.   Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations             10-13

   PART II.  Other Information

             Item 4.   Submission of Matters to a Vote of
                       Security Holders                          14

             Item 6.   Exhibits and Reports on Form 8-K          14

             Signatures                                          15

             Exhibit Index                                       16

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 28,    December 31,
                                                      1997         1996
                                                  (unaudited)
    CURRENT ASSETS
    Cash and cash equivalents                       $373,101    $6,716,183
    Accounts receivable, less allowances of
      $1,356,716 and $1,507,302 respectively      23,480,656    20,705,000
    Inventories (2)                               39,812,736    31,549,091
    Prepaid expenses                               1,851,170     1,999,464
    Deferred tax assets                            1,888,600     2,016,600
                                                  ----------    ----------
         Total current assets                     67,406,263    62,986,338

    PROPERTY AND EQUIPMENT, net of
      depreciation and amortization               12,653,481    12,629,634
    INTANGIBLES (3)                               15,050,447    15,388,011
    OTHER ASSETS                                   1,495,927     1,282,036
                                                  ----------    ----------
         Total assets                            $96,606,118   $92,286,019
                                                 ===========   ===========
    CURRENT LIABILITIES
    Current maturities of long-term obligations   $2,147,000    $1,850,666
    Borrowings under credit agreement              8,575,000             0
    Accounts payable                               3,719,430     5,754,793
    Accrued expenses                               6,938,722     6,770,456
    Dividends payable                                      0       733,439
    Income taxes payable                              17,471     1,066,352
                                                  ----------    ----------

         Total current liabilities                21,397,623    16,175,706

    ACCRUED POSTRETIREMENT BENEFIT COST            1,490,400     1,390,400
    LONG-TERM OBLIGATIONS                         13,882,563    16,002,200
    DEFERRED COMPENSATION                          1,417,414     1,589,162
                                                  ----------    ----------
         Total liabilities                        38,188,000    35,157,468
                                                  ----------    ----------

    MINORITY INTEREST                              1,397,999     1,193,304

    COMMON SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share            67,176        67,176
    Additional paid-in capital                    27,579,147    27,579,128

    Retained earnings                             29,816,659    28,732,693
    Treasury stock                                  (442,863)     (443,750)
                                                  ----------    ----------

         Total common shareholders' equity        57,020,119    55,935,247
                                                  ----------    ----------
         Total liabilities and shareholders'
         equity                                  $96,606,118   $92,286,019
                                                 ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                           Three Months Ended           Six Months Ended
                          June 28,     June 29,      June 28,      June 29,
                            1997         1996          1997          1996

    Net sales (3)       $28,420,198  $23,054,257   $61,118,676   $45,185,228
    Cost of goods sold   20,768,943   16,947,172    45,180,961    33,271,105
                         ----------  -----------   -----------   -----------

      Gross profit        7,651,255    6,107,085    15,937,715    11,914,123

    Selling and
     administrative       6,550,063    5,455,740    13,271,620    10,708,403
                         ----------  -----------   -----------   -----------

      Operating income    1,101,192      651,345     2,666,095     1,205,720
    Non-operating
     income (expense)
      Interest expense     (378,094)    (407,413)     (772,035)     (587,598)
      Miscellaneous         137,937       91,196       225,454       203,786
                         ----------  -----------   -----------   -----------

                           (240,157)    (316,271)     (546,581)     (383,812)

      Income before
       income taxes         861,035      335,128     2,119,514       821,908
    Provision for
     income taxes           337,529      132,126       830,853       321,973
                         ----------  -----------   -----------   -----------
      Net income
       before minority
       interest            $523,506     $203,002    $1,288,661      $499,935
                         ----------  -----------   -----------   -----------

      Minority interest
       in net income
       (loss) of
       subsidiary           (15,382)     (73,493)      204,695       (73,493)
                         ----------  -----------   -----------   -----------

    Net income             $538,888     $276,495    $1,083,966      $573,428
                         ==========  ===========   ===========   ===========
    Net income
     available to common
     shareholders          $538,888     $266,842    $1,083,966      $534,414
                         ==========  ===========   ===========   ===========
    Earnings per
     common and common
     equivalent share         $0.08        $0.04         $0.16         $0.08
                         ==========  ===========   ===========   ===========
    Weighted average
     number of common
     and common
     equivalent shares
     outstanding          6,707,718    6,680,859     6,696,134     6,671,943
                         ==========  ===========   ===========   ===========

    Dividends declared
     per preferred share      $0.00        $0.49         $0.00         $1.99
                         ==========  ===========   ===========   ===========


   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Ended
                                                 June 28,        June 29,
                                                   1997            1996

    Net cash used in operating activities     $(10,339,579)   ($10,703,789)
                                              ------------    ------------
    Cash flows from investing activities
      Purchase of property and equipment        (1,640,302)     (1,853,652)
      Purchase of intangibles                            0      (1,630,314)
      Purchase of Rainfair, Inc., net of
        cash acquired                                    0     (10,846,861)
      Security deposit                            (450,000)              0
      Escrow deposit for Lake of the Woods         (25,000)              0
      Other                                         13,110               0
                                              ------------    ------------
      Net cash used in investing activities     (2,102,192)    (14,330,827)
                                              ------------    ------------
    Cash flows from financing activities
      Cash dividends paid                         (733,439)       (668,462)
      Proceeds from long-term borrowings                 0      12,500,000
      Principal payments on long-term
        borrowings                              (1,743,778)     (1,718,589)
      Proceeds from short-term borrowings        8,575,000      14,039,000
      Proceeds from sale of treasury stock             906               0
      Purchase of redeemable preferred stock             0      (1,957,400)
      Contribution from minority interest                0       1,250,000
                                              ------------    ------------
      Net cash provided by financing
        activities                               6,098,689      23,444,549
                                              ------------    ------------

      Decrease in cash and cash equivalents     (6,343,082)     (1,590,067)

    Cash and cash equivalents:
      Beginning                                  6,716,183       3,035,777
                                              ------------    ------------
      Ending                                      $373,101      $1,445,710
                                              ============    ============
    Supplemental information---cash
     payments for:
      Interest                                    $579,759        $439,528
                                              ============    ============
      Income taxes                              $1,325,327        $844,157
                                              ============    ============


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

   2.   INVENTORIES

        Inventories are comprised of the following:

                                June 28, 1997        December 31, 1996

         Raw Materials            $ 8,184,610              $ 7,727,042

         Work-in Process            2,276,295                2,580,870

         Finished Goods            33,134,960               24,974,308

         LIFO Reserve              (3,783,129)              (3,733,129)
                                  -----------              -----------
         Total                    $39,812,736              $31,549,091
                                  ===========              ===========

   3.   ACQUISITIONS

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

        The acquisition has been accounted for as a purchase. Accordingly, the purchase price is being allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The approximately $.7 million of the purchase price in excess of the estimated fair value of the net assets is being amortized on a straight-line basis over a 15-year term. The Company's condensed consolidated statements of income for the three months and six months ended June 28, 1997 include Rainfair's results of operations. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Rainfair, Inc. had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                     Three Months Ended    Six Months Ended
                                     June 28,   June 29,  June 28,  June 29,
                                       1997       1996      1997      1996

        Net Sales                    $28,420    $24,762   $61,119   $51,335

        Net Income                       539        340     1,084       653

        Net Income Per Common Share     $.08       $.05      $.16      $.09


        RED BALL, INC.

        On May 20, 1996, the Company acquired trade accounts receivable, inventories, certain machinery and equipment and trademarks of Red Ball, Inc. for a cash purchase price of approximately $5.0 million which included $.3 million for equipment leased from a third party. The Company spent an additional $.5 million in relocating and staging the inventory and installing the equipment. The total purchase price will be allocated to the accounts receivable, inventory, fixed assets and trademarks. The Company used short-term borrowings under its credit agreement to finance the acquisition, which borrowings were subsequently replaced in part by long-term debt. Shipments of RED BALL/R/ products commenced during the third quarter of 1996. In the first half of 1997, net sales of Red Ball products were approximately $3.7 million.

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

   4.   SUBSEQUENT EVENTS

        On July 2, 1997, the Company acquired all of the outstanding shares of capital stock of Pro-Trak Corporation, the company that owns and operates the Lake of the Woods business. The purchase price, including the assumption of liabilities, was approximately $6.5 million. The bulk of the assets of the Lake of the Woods business is comprised of accounts receivable and inventories.

        Pro-Trak Corporation is a Wisconsin corporation with its headquarters in Prentice, Wisconsin. Pro-Trak Corporation sources product from its 100% owned subsidiary in Virginia and several offshore sources.

        Lake of the Woods is a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational segments of the market. The LAKE OF THE WOODS/R/ product line includes a full range of sporting, hiking and work boots including the recently announced CYBER-SYSTEM/R/ (which is designed to provide maximum inner space comfort in the work boot line) and the CYBER-PAC/R/ high performance insulation package in sporting boots.

        The Company does not anticipate this acquisition will have a material impact on 1997 results.

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

                                        Percentage of Net Sales
                                Three Months Ended      Six Months Ended
                                June 28,    June 29,   June 28,  June 29,
                                  1997       1996       1997       1996

   Net Sales                     100.0%     100.0%     100.0%     100.0%
   Cost of Goods Sold             73.1       73.5       73.9       73.6
                                 -----      -----      -----      -----
     Gross Profit                 26.9       26.5       26.1       26.4

   Selling and Administrative
     Expenses                     23.0       23.7       21.7       23.7
                                 -----      -----      -----      -----
     Operating Income              3.9        2.8        4.4        2.7


   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ending June 28, 1997 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended June 28, 1997 Compared to Three Months Ended June 29,
   1996

   Net Sales

   Net sales for the three months ended June 28, 1997 increased $5,365,941, or 23%, to $28,420,198 from $23,054,257 for the three months ended June 29, 1996. The growth in net sales was primarily due to the contribution of the Rainfair, Inc. subsidiary and the RED BALL/R/ product line, both of which were acquired during the second quarter of 1996. Together, these two product lines accounted for $3.1 million of the increased sales. LACROSSE/R/ and DANNER/R/ product line net sales during the second quarter of 1997 both increased 11% over 1996 levels reflecting the increase in advance orders during the fall selling season.

   Gross Profit

   Gross profit for the three months ended June 28, 1997 increased 25% to $7,651,255, or 26.9% of net sales, from $6,107,085 or 26.5% of net sales in the second quarter of 1996. Stronger DANNER/R/ product margins, primarily due to increased sales and production levels, was the primary reason for the improvement.

   Selling and Administrative Expense

   Selling and administrative expenses in the second quarter of 1997 increased 20%, to $6,550,063, or 23.0% of net sales, from $5,455,740, or
   23.7% of net sales in the second quarter of 1996. The increase in operating expenses was primarily a result of the additional expenses incurred to operate the Rainfair, Inc. subsidiary for a full quarter and the volume related variable expenses incurred as a result of increased sales. Operating expenses decreased as a percentage of net sales primarily as the result of the Company's ability to leverage the LaCrosse operating expenses with the additional LACROSSE/R/ net sales and the volume contributed by Red Ball.

   Interest Expense

   Interest expense for the three months ended June 28, 1997 decreased 7% to $378,094 or 1.3% of net sales, from $407,413 or 1.8% of net sales for the three months ended June 29, 1996. Lower average borrowings, primarily as a result of lower inventories, was the primary reason for the decrease in interest expense.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the second quarter of 1997 compared to 39.4% in the second quarter of 1996.

   Net Income

   Primarily as a result of the increased net sales, the net income for the second quarter of 1997 increased to $538,888 from $276,495 in the second quarter of 1996.

   Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

   Net Sales

   Net sales for the six months ended June 28, 1997 increased $15,933,448, or 35%, to $61,118,676 from $45,185,228 for the first six months of 1996.
   The inclusion of net sales of RAINFAIR/R/ and RED BALL/R/ products, both of which were acquired during the second quarter of 1996, accounted for $13.0 million of increased net sales. Rainfair's sales during the first half of 1997 were impacted by $2.8 million of shipments on a spring order to a major national account. The balance of the increase in net sales was due to increased shipments of LACROSSE/R/ and DANNER/R/ products during the second quarter, primarily as a result of the increase in advance orders.

   Gross Profit

   Gross profit for the six months ended June 28, 1997 increased 34% to $15,937,715, or 26.1% of net sales, from $11,914,123 or 26.4% of net sales in the first six months of 1996. The increase in gross profit was primarily due to the increase in net sales. The decrease in gross profit as a percentage of net sales was primarily due to the inclusion of the additional rainwear sales which tend to be at lower gross margin percentages.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first half of 1997 increased 24%, to $13,271,620, or 21.7% of net sales, from $10,708,403, or 23.7% of net sales the first half of 1996. The increase in operating expenses was primarily the result of including the Rainfair business for the entire first half of 1997 versus two months of the first half of 1996 and the volume related variable expenses associated with the increased net sales. Operating expenses decreased as a percentage of net sales primarily as the result of the Company's ability to leverage the LaCrosse operating expenses with the additional LACROSSE/R/ product net sales and the volume contributed by RED BALL/R/ product sales.

   Interest Expense

   Interest expense in the first half of 1997 increased 31% to $772,035 or 1.3% of net sales, from $587,598 or 1.3% of net sales for the first half of 1996. An increase in interest expense in the first quarter of 1997, primarily as a result of increased long-term debt to finance the investment in the Rainfair, Inc. subsidiary and the acquisition of certain assets of Red Ball, Inc., was the primary reason for the increase in interest expense during the first half of 1997.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the first half of both 1997 and 1996.

   Net Income

   As a result of the increased net sales and lower operating expenses as a percent of net sales, net income for the first half of 1997 increased to $1,083,966 from $573,428 in the first half of 1996.

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

   Net cash used in operating activities was $10.3 million in the first half of 1997 compared to $10.7 million in the first half of 1996. Slower growth in inventories and the higher level of profitability was the primary reason for the decrease.

   Net cash used in investing activities was $2.1 million in the first half of 1997 compared to $14.3 million in the first half of 1996. The 1996 investing activities included $12.5 million related to the Rainfair, Inc. and Red Ball, Inc. acquisitions.

   Net cash provided by financing activities was $6.1 million in the first half of 1997 compared to $23.4 million in the first half of 1996. In the second quarter of 1996, the Company invested approximately $14.7 million in two acquisitions, Rainfair, Inc. and Red Ball, Inc. and also repurchased 100% of its outstanding redeemable preferred stock for approximately $2.0 million. These transactions were supported by long-term and short-term borrowings. There was no activity of this nature in the first half of 1997.

   On July 2, 1997, the Company completed the purchase of Pro-Trak Corporation for approximately $6.5 million. Funding was provided by short-term bank borrowings. The Company anticipates that the maximum investment in this business during 1997 will be approximately $8.0 million.

                          PART II -  Other Information

   ITEM 4    Submission of Matters to a Vote of Security Holders

             The Company held its annual meeting of shareholders on June 12, 1997. At such meeting, (a) Patrick K. Gantert, Virginia F. Schneider and Luke E. Sims were elected as directors of the Company for terms to expire at the 2000 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Patrick K. Gantert - 6,159,959 shares voted for, 132,220 shares withholding authority, 0 abstentions and 0 broker non-votes; Virginia F. Schneider - 6,158,595 shares for, 133,584 shares withholding authority, 0 abstentions and 0 broker non-votes; Luke E. Sims - 6,159,696 shares for, 132,483 shares withholding authority, 0 abstentions and 0 broker non-votes; and (b) the LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan was approved pursuant to the following vote: 6,240,486 shares voted for, 33,576 shares voted against, 16,916 shares abstained from voting and 1,201 broker non-votes. The other directors of the Company whose terms of office continued after the 1997 annual meeting of shareholders are as follows: terms expiring at the 1998 annual meeting - George W. Schneider and Eric E. Merk, Sr.; terms expiring at the 1999 annual meeting - Frank J. Uhler, Jr. and Richard A. Rosenthal.

   ITEM 6    Exhibits and Reports on Form 8-K

             (a)  Exhibit Number      Description

                  (27)                Financial Data Schedule (EDGAR version
                                      only)

             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 28, 1997

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LACROSSE FOOTWEAR, INC.
                              (Registrant)


   Date: August 8, 1997     By: /s/ Patrick K. Gantert
                               Patrick K. Gantert
                               President and Chief Executive Officer


   Date: August 8, 1997     By: /s/ Robert J. Sullivan
                               Robert J. Sullivan
                               Vice President-Finance and Administration
                               and Chief Financial Officer
                               (Principal Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended June 28, 1997

                                      Exhibit

   (27)      Financial Data Schedule (EDGAR version only)