Form 10-Q
period 1997-09-27
LACROSSE FOOTWEAR INC
filed 1997-11-10
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 1997

                                       or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
   No ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value, outstanding as of November 1, 1997:
   6,667,727 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 27, 1997


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

                         PART I   FINANCIAL INFORMATION

   ITEM 1.    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                Sept 27,        December 31,
                                                  1997              1996
                                               (unaudited)


    CURRENT ASSETS

    Cash and cash equivalents                     $290,419       $6,716,183
    Accounts receivable, less allowances of
       $1,496,951 and $1,507,302,
       respectively                             46,450,450       20,705,000
    Inventories (2)                             42,074,727       31,549,091
    Prepaid expenses                             2,220,394        1,999,464
    Deferred tax assets                          1,219,600        2,016,600
                                                ----------       ----------
              Total current assets              92,255,590       62,986,338


    PROPERTY AND EQUIPMENT, net of
       depreciation and amortization            13,137,916       12,629,634
    INTANGIBLES (3)                             15,384,017       15,388,011
    OTHER ASSETS                                 1,438,928        1,282,036
                                               -----------       ----------
              Total assets                    $122,216,451      $92,286,019
                                               ===========       ==========




   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                                Sept 27,      December 31,
                                                  1997            1996
                                              (unaudited)

   CURRENT LIABILITIES
   Current maturities of long-term
     obligations                                $2,547,006      $1,850,666
   Borrowings under credit agreement            28,650,000               0
   Accounts payable                              4,850,935       5,754,793
   Accrued expenses                              7,888,451       6,770,456
   Dividends payable                                     0         733,439
   Income taxes payable                            555,473       1,066,352
                                                ----------      ----------
             Total current liabilities          44,491,865      16,175,706

   ACCRUED POSTRETIREMENT BENEFIT COST           1,490,400       1,390,400
   LONG-TERM OBLIGATIONS                        13,479,888      16,002,200
   DEFERRED COMPENSATION                         1,425,723       1,589,162
                                                ----------      ----------
             Total liabilities                  60,887,876      35,157,468
                                                ----------      ----------
   MINORITY INTEREST                             1,374,971       1,193,304
                                                ----------      ----------
   COMMON SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share           67,176          67,176
   Additional paid-in capital                   27,579,147      27,579,128
   Retained earnings                            32,750,144      28,732,693
   Treasury stock                                 (442,863)       (443,750)
                                                ----------      ----------
             Total common shareholders'
               equity                           59,953,604      55,935,247
                                               -----------     -----------
             Total liabilities and
               shareholders' equity           $122,216,451     $92,286,019
                                               ===========      ==========



   The accompanying notes are an integral part of the financial statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               Three Months Ended                 Nine Months Ended
                                         September 27,    September 28,     September 27,    September 28,
                                             1997              1996             1997             1996

   Net sales (3)                          $41,884,450       $35,713,687     $103,003,126      $80,898,915
   Cost of goods sold                      29,462,251        25,398,449       74,643,212       58,669,554
                                           ----------        ----------       ----------       ----------
         Gross profit                      12,422,199        10,315,238       28,359,914       22,229,361
                                           ----------        ----------       ----------       ----------
   Selling and administrative expenses      7,269,995         6,350,308       20,541,615       17,058,711
                                           ----------        ----------       ----------       ----------
         Operating income                   5,152,204         3,964,930        7,818,299        5,170,650

   Non-operating income (expense)
      Interest expense                       (597,206)         (552,904)      (1,369,241)      (1,140,502)
      Miscellaneous                           268,436            43,717          493,890          247,503
                                           ----------        ----------       ----------       ----------
                                             (328,770)         (509,187)        (875,351)        (892,999)

         Income before income taxes         4,823,434         3,455,743        6,942,948        4,277,651
   Provision for income taxes               1,886,457         1,361,564        2,717,310        1,683,537
                                           ----------        ----------       ----------       ----------
         Net income before
         minority interest                 $2,936,977        $2,094,179       $4,225,638       $2,594,114
                                           ----------        ----------       ----------       ----------
         Minority Interest in net
         income (loss) of subsidiary            3,493           (30,244)         208,188         (103,737)
                                           ----------        ----------       ----------       ----------

   Net income                              $2,933,484        $2,124,423       $4,017,450       $2,697,851
                                           ==========        ==========       ==========       ==========
   Net income available to
     common shareholders                   $2,933,484        $2,124,423       $4,017,450       $2,658,837

   Earnings per common and
      common equivalent share                   $0.44             $0.32            $0.60            $0.40
                                               ======            ======           ======           ======
   Weighted average number
      of common and common
      equivalent shares outstanding         6,729,727         6,677,277        6,712,736        6,672,843
                                           ==========        ==========       ==========       ==========
   Dividends declared per
      preferred share                           $0.00             $0.00            $0.00            $1.99
                                                =====             =====            =====            =====



   The accompanying notes are an integral part of the financial statement

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Nine Months Ended
                                               September 27,     September 28,
                                                   1997              1996


   Net cash used in operating activities       ($22,445,450)    ($16,305,446)
                                                -----------      -----------
   Cash flows from investing activities
     Purchase of property and equipment          (2,397,358)      (2,190,263)
     Purchase of intangibles                              0       (1,630,314)
     Purchase of Rainfair, Inc., net of
        cash acquired                                     0      (10,846,861)
     Purchase of Pro-Trak Corporation, net
        of cash acquired                         (7,294,073)               0
     Security deposit                              (450,000)               0
     Other                                           16,624                0
                                                -----------      -----------
     Net cash used in investing activities      (10,124,807)     (14,667,438)

   Cash flows from financing activities
     Cash dividends paid                           (733,439)        (668,462)
     Proceeds from long-term borrowing                    0       12,497,849
     Principal payments on long-term
        borrowings                               (1,746,453)      (1,718,589)
     Proceeds from short-term borrowings         28,650,000       19,505,000
     Purchase of redeemable preferred
        stock                                             0       (1,957,400)
     Contribution from minority interest                  0        1,250,000
     Other                                          (25,615)               0
                                                 ----------       ----------
     Net cash provided by financing
        activities                               26,144,493       28,908,398

     Decrease in cash and cash equivalents       (6,425,764)      (2,064,486)

   Cash and cash equivalents:

     Beginning                                    6,716,183        3,035,777
                                                 ----------       ----------
     Ending                                        $290,419         $971,291
                                                 ==========       ==========
   Supplemental information--cash payments
     for:

     Interest                                    $1,056,581         $887,009
                                                 ==========       ==========
     Income taxes                                $1,781,290       $1,408,545
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

   2.   INVENTORIES

        Inventories are comprised of the following:

                           September 27, 1997         December 31, 1996

    Raw Materials              $8,423,353                 $7,727,042

    Work-in Process             3,379,117                  2,580,870

    Finished Goods             34,080,386                 24,974,308

    LIFO Reserve               (3,808,129)                (3,733,129)
                              -----------                -----------
    Total                     $42,074,727                $31,549,091
                              ===========                ===========

   3.   ACQUISTIONS

        RAINFAIR, INC.

        In May 1996, Craig Leipold, the former principal owner of Rainfair, Inc. and the Company established a new corporation and each purchased one-half of the new corporation's common stock, in each case for $1,250,000, and the Company also purchased all of the new corporation's outstanding preferred stock for $500,000. On May 31, 1996, this 50% owned subsidiary of the Company purchased substantially all of the assets of Rainfair, Inc. for approximately $10.8 million in cash and approximately $1.5 million in liabilities for an aggregate purchase price of approximately $12.3 million. The name of the subsidiary was changed to Rainfair, Inc. in June 1996 after completing the asset purchase.

        The Company loaned the 50% owned subsidiary approximately $8.0 million to fund the purchase price of the net assets of Rainfair, Inc. which was not funded by the initial capital contributions. The Company used long-term borrowings of approximately $9.5 million as the source of funds to make its initial capital contribution and the loan to the subsidiary.

        The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The approximately $.7 million of the purchase price in excess of the estimated fair value of the net assets is being amortized on a straight-line basis over a 15-year term. The Company's condensed consolidated statements of income for the three months and nine months ended September 27, 1997 include Rainfair's results of operations. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Rainfair, Inc. had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                             Three Months Ended                Nine Months Ended
                       September 27,    September 28,    September 27,   September 28,
                            1997             1996            1997             1996

    Net Sales               $41,884          $35,714        $103,003          $87,049

    Net Income                2,933            2,124           4,017            2,777

    Net Income Per
     Common Share              $.44             $.32            $.60             $.41


        RED BALL, INC.

        On May 20, 1996, the Company acquired trade accounts receivable, inventories, certain machinery and equipment and trademarks of Red Ball, Inc. for a cash purchase price of approximately $5.0 million which included $.3 million for equipment leased from a third party. The Company spent an additional $.5 million in relocating and staging the inventory and installing the equipment. The total purchase price was allocated to the accounts receivable, inventory, fixed assets and trademarks. The Company used short-term borrowings under its credit agreement to finance the acquisition, which borrowings were subsequently replaced in part by long-term debt. Shipments of RED BALL/R/ products commenced during the third quarter of 1996.

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

        PRO-TRAK CORPORATION

        On July 2, 1997, the Company acquired all of the outstanding shares of capital stock of Pro-Trak Corporation, the company that owns and operates under the Lake of the Woods tradename. The purchase price, including the assumption of liabilities, was approximately $7.3 million. The total purchase price, including liabilities assumed, will be allocated to the cash, accounts receivable, inventory, prepaid expenses, fixed assets and goodwill.

        Pro-Trak Corporation is a Wisconsin corporation with its headquarters in Prentice, Wisconsin. Pro-Trak Corporation sources product from its 100% owned subsidiary in Virginia and several offshore sources.

        Pro-Trak Corporation reported sales volume of approximately $8.2 million in 1996. The Company anticipates consolidating Pro-Trak's sales, marketing and distribution functions over the next several months.

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

   4.   EARNINGS PER SHARE

        The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock outstanding, such as options and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

        If the Company had applied Statement No. 128 in the accompanying condensed consolidated financial statements, both the basic earnings per share and the diluted earnings per share would have been the same as the earnings per common and common equivalent share which was reported.

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

                                             Percentage of Net Sales
                              Three Months Ended                Nine Months Ended
                         September 27,   September 28,    September 27,    September 28,
                             1997             1996            1997             1996

    Net Sales                 100.0%          100.0%           100.0%           100.0%
    Cost of Goods Sold         70.3            71.1             72.5             72.5
                               ----            ----             ----             ----
        Gross Profit           29.7            28.9             27.5             27.5

    Selling and
     Administrative
     Expenses                  17.4            17.8             19.9             21.1
                               ----            ----             ----             ----
        Operating
         Income                12.3            11.1              7.6              6.4


   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending September 27, 1997 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended September 27, 1997 Compared to Three Months Ended September 28, 1996

   Net Sales

   Net sales for the three months ended September 27, 1997 increased $6,170,763, or 17%, to $41,884,450 from $35,713,687 for the three months ended September 28, 1996. The growth in net sales was primarily due to the contribution of $2.8 million in net sales by the LAKE OF THE WOODS/R/ brand which was acquired in July 1997 and an increase in net sales of the RED BALL/R/ brand of $2.1 million over last year. DANNER/R/ sales increased approximately $.9 million over last year. The increase in LACROSSE/R/ product sales of approximately 2% during the quarter was largely offset by reduced sales in the rainwear market due to generally mild weather conditions across most of the country.

   Gross Profit

   Gross profit for the three months ended September 27, 1997 increased 20% to $12,422,199, or 29.7% of net sales, from $10,315,238 or 28.9% of net sales in the third quarter of 1996. More favorable pricing on key raw materials and higher production levels at the Company's La Crosse, Wisconsin plant were the primary contributions to the improved margin percentage.

   Selling and Administrative Expenses

   Selling and administrative expenses in the third quarter of 1997 increased 14%, to $7,269,995, or 17.4% of net sales, from $6,350,308, or 17.8% of net sales in the third quarter of 1996. The increase in operating expenses was primarily a result of the additional expenses incurred to support the LAKE OF THE WOODS/R/ product line and the volume related variable expenses incurred as a result of increased sales. Operating expenses decreased as a percentage of net sales primarily due to the sales growth contributed by the RED BALL/R/ and LAKE OF THE WOODS/R/ products which resulted in leveraging fixed operating expenses.

   Interest Expense

   Interest expense for the three months ended September 27, 1997 increased 8% to $597,206 or 1.4% of net sales, from $552,904 or 1.5% of net sales for the three months ended September 28, 1996. Higher average borrowings, primarily as a result of the Pro-Trak acquisition on July 2, 1997, was the primary reason for the increase in interest expense.

   Income Tax Expense

   The Company's effective income tax rate was 39.1% in the third quarter of 1997 compared to 39.4% in the third quarter of 1996.

   Net Income

   Primarily as a result of the increased net sales, the net income for the third quarter of 1997 increased to $2,933,484 from $2,124,423 in the third quarter of 1996.

   Nine Months Ended September 27, 1997 Compared to Nine Months Ended September 28, 1996

   Net Sales

   Net sales for the nine months ended September 27, 1997 increased $22,104,211, or 27%, to $103,003,126 from $80,898,915 for the first nine months of 1996. The inclusion of net sales of RAINFAIR/R/ and RED BALL/R/ products, both of which were acquired during the second quarter of 1996, accounted for $14.8 million of increased net sales. Rainfair's sales during the first nine-months of 1997 were impacted by $2.8 million of shipments on a spring order to a major national account. The net sales of the LAKE OF THE WOODS/R/ product line, which was acquired in July 1997, accounted for $2.8 million of the increase in net sales. The balance of the increase was due to increased shipments of LACROSSE/R/ and DANNER/R/ products during the second and third quarters, primarily as a result of the increase in advance orders.

   Gross Profit

   Gross profit for the nine months ended September 27, 1997 increased 28% to $28,359,914, or 27.5% of net sales, from $22,229,361 or 27.5% of net sales in the first nine months of 1996. The increase in gross profit was primarily due to the increase in net sales.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first nine months of 1997 increased 20%, to $20,541,615, or 19.9% of net sales, from $17,058,711, or
   21.1% of net sales in the first nine months of 1996. The increase in operating expenses was primarily the result of including the Rainfair business for all of 1997 versus five months during the first nine months of 1996 and the volume related variable expenses associated with the increased net sales. Operating expenses decreased as a percentage of net sales primarily as the result of the Company's ability to leverage the LaCrosse operating expenses with the additional LACROSSE/R/ product net sales and the volume contributed by the RED BALL/R/ and LAKE OF THE WOODS/R/ product sales.

   Interest Expense

   Interest expense for the first nine months of 1997 increased 20% to $1,369,241 or 1.3% of net sales, from $1,140,502 or 1.4% of net sales for the first nine months of 1996. An increase in debt to finance the Rainfair and Pro-Trak acquisitions and the acquisition of certain assets of Red Ball, Inc. was the primary reason for the increase in interest expense during the first nine months of 1997.

   Income Tax Expense

   The Company's effective income tax rate was 39.1% in the first nine months of 1997 compared to 39.3% in the first nine months of 1996.

   Net Income

   As a result of the increased net sales and lower operating expenses as a percent of net sales, net income for the first nine months of 1997 increased to $4,017,450 from $2,697,851 in the first nine months of 1996.

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

   Net cash used in operating activities was $22.7 million in the first nine months of 1997 compared to $16.3 million in the first nine months of 1996. Higher receivable and inventory levels to support the increase in sales was the primary reason for the increase in cash used in operating activities.

   Net cash used in investing activities was $9.8 million in the first nine months of 1997, down approximately $4.9 million from the $14.7 million used in investing activities the first nine months of 1997. The 1996 investing activities included $12.5 million related to the Rainfair, Inc. and Red Ball, Inc. acquisitions while 1997 included $7.3 million related to the Pro-Trak acquisition.

   Net cash provided by financing activities was $26.1 million during the first nine months of 1997, down $2.8 million from the $28.9 million provided by financing activities the nine months of 1996. In the first nine months of 1997, the Company invested approximately $7.0 million in acquisitions, which was approximately $5.0 million less than the amount invested in the first nine months of 1996. This reduction in acquisitions resulted in reduced bank borrowings which was the primary reason for the decrease in cash provided by financing activities.

   The Company and Craig Leipold each own 50% of the common shares of Rainfair, Inc., a Company subsidiary. The Company and Leipold recently reached an agreement wherein the Company will purchase all of Leipold's shares in December 1997 for approximately $2.4 million. The Company intends to utilize short-term borrowings under the revolving credit agreement to finance this transaction.

                           PART II   Other Information

    ITEM 6 Exhibits and Reports on Form 8-K

           (a)   Exhibit Number    Description

                 (10.1) Amendment Agreement, dated as of August 23, 1997, by and between LaCrosse Footwear, Inc., Rainfair, Inc., and Craig Leipold

                 (27)        Financial Data Schedule (EDGAR version
                             only)

           (b)   Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 27, 1997

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LACROSSE FOOTWEAR, INC.
                                        (Registrant)


    Date:    November 10, 1997     By:    /s/ Patrick K. Gantert
                                          Patrick K. Gantert
                                          President and Chief Executive
                                          Officer


    Date:    November 10, 1997     By:    /s/ Robert J. Sullivan
                                          Robert J. Sullivan
                                          Vice President-Finance and
                                          Administration And Chief
                                          Financial Officer (Principal
                                          Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 27, 1997


                                     Exhibit

   (10.1) Amendment Agreement, dated as of August 23, 1997, by and between LaCrosse Footwear, Inc., Rainfair, Inc.
             and Craig Leipold.

   (27)      Financial Data Schedule (EDGAR) version only)