Form 10-K
period 1997-12-31
LACROSSE FOOTWEAR INC
filed 1998-03-30
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ______________

                        Commission file number:  0-238001

                               LACROSSE FOOTWEAR, INC.
             (Exact name of registrant as specified in its charter)

                    Wisconsin                           39-1446816
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)          Identification No.)

             1319 St. Andrew Street
              La Crosse, Wisconsin                        54603
    (Address of principal executive offices)            (Zip code)

   Registrant's telephone number, including area code:  (608) 782-3020

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class

                          Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998:
   $37,634,668.

   Number of shares of the registrant's common stock outstanding at February 27, 1998: 6,669,427 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the year ended December 31, 1997 (incorporated by reference into Parts I, II and IV)

   Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

   Item 1.   Business

   General

             LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting, occupational and recreational markets. The Company markets its products primarily under the LACROSSE/R/, RED BALL/R/, LAKE OF THE WOODS/R/, RAINFAIR/R/ and DANNER/R/ brands through an employee sales force and, to a lesser extent, through selected distributors and independent representatives. It also manufactures private label footwear, footwear components and protective clothing. LaCrosse's products are characterized by innovative design, performance features and durability, and are relatively unaffected by changing fashion trends.

             Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER/R/ brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR/R/ brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a 100%-owned subsidiary. Also in May 1996, the Company acquired certain operating assets and trademarks of Red Ball, Inc. ("Red Ball"). Red Ball historically sold products which competed in many of the same product categories as the LACROSSE/R/ brand. In July 1997, the Company acquired all of the outstanding shares of Pro-Trak Corporation, the company that operated under the Lake of the Woods tradename. Lake of the Woods is a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational segments of the market.

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

   Brand Positioning

             Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER/R/, LACROSSE/R/, RED BALL/R/ and LAKE OF THE WOODS/R/ brands. Each brand is positioned differently in the marketplace in order to capitalize on differences in end user expectations for performance. The DANNER/R/ brand represents the highest level of performance, with a select line of high quality, feature driven leather footwear products at premium prices. The LACROSSE/R/ brand has a more extensive product line including rubber, vinyl and leather footwear and rainwear, distributed to a broad base of independent retailers. The RED BALL/R/ and LAKE OF THE WOODS/R/ brands offer a more narrow line of lower price and performance footwear directed to a broad consumer market.

             The Company sells products through the industrial distributor channel principally under the LACROSSE/R/ and RAINFAIR/R/ brands. The brands are positioned as complementary, with the LACROSSE/R/ brand including a full performance range of rubber and vinyl footwear, while the RAINFAIR/R/ brand includes an extensive line of rainwear and protective clothing.

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

   Leather Footwear

             The Company markets leather footwear under three brand names, DANNER/R/, LACROSSE/R/ and LAKE OF THE WOODS/R/. The DANNER/R/ products consist of premium quality sporting, occupational and recreational boots available in numerous styles and usually featuring the stitch-down manufacturing process which provides outstanding built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX/R/ bootie in leather boots, and it continues to include that bootie in over 90% of its products. The LACROSSE/R/ brand markets a focused line of indoor and outdoor work boots appealing to consumers who desire durability and comfort. The LAKE OF THE WOODS/R/ brand markets a broad line of utility, steel toe and sporting boots and recreational hikers.

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

             LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 1997, the Company offered approximately 450 styles of footwear and rainwear.

   Product Design and Development

             The Company's product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials.
   Consumers, sales personnel and suppliers provide information to the Company's marketing division, which interacts with product development during the development and testing of new product. New product needs generally can be related to functional or technical characteristics which are addressed by the Company's pattern, design and chemistry lab staffs. The final aesthetics of the product are determined by marketing personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing for pattern development and commercialization.

   Customers, Sales and Distribution

             The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

             Within the retail market, the LACROSSE/R/ brand is marketed through a sales force comprised of 17 Company-employed sales people and four independent sales representative groups. The LaCrosse sales force currently represents the DANNER/R/ brand in all but six territories, which are handled by two Danner sales people and independent sales representatives. The RED BALL/R/ and LAKE OF THE WOODS/R/ brands are marketed jointly through independent sales representatives. A national account sales team complements the sales activities for the brands.

             The Company's industrial products are distributed through the LaCrosse Rainfair Safety Products Division using a combination of Company employed field sales persons, independent representatives and a national account team.

             The Company's products are sold directly to more than 6,000 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company's customer base is also diversified as to size and location of customer and markets served. As a result, the Company is not dependent upon a few customers, and adverse economic conditions or mild or dry weather conditions in a specific region are less likely to have a material effect on the Company's results of operations.

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

   Advertising and Promotion

             Because a majority of the Company's marketing expenditures are for promotional materials, cooperative advertising and point-of-sale advertising designed to assist dealers and distributors in the sale of the Company's products, the Company is able to customize advertising and marketing for each of its brands in each of its distribution channels.
   The Company's marketing strategy allows it to emphasize those features of its products that have special appeal to the applicable targeted consumer.

             The Company advertises and promotes its products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging.

   Manufacturing

             The Company produces the majority of its rubber, leather and vinyl products in its United States manufacturing facilities in La Crosse, Wisconsin, Portland, Oregon, Victoria, Virginia and Claremont, New Hampshire. Liners are produced at the Company's Hillsboro, Wisconsin facility. The Hillsboro facility also manufactures a line of waders with nylon uppers and rubber or vinyl boot bottoms, using a heat-sealing process. Leather tops for the LACROSSE/R/ brand rubber bottom/leather top pac boots and some DANNER/R/ products are produced at the Company's Clintonville, Wisconsin facility.

             The Company manufactures a majority of its footwear in the United States because the Company believes it is able to maintain better control over quality, inventory production scheduling and inventory levels. "Made in the USA" is prominently displayed in the Company's advertising, promotion and marketing materials for the LACROSSE/R/ and DANNER/R/ brands.

             The RAINFAIR/R/, RED BALL/R/ and LAKE OF THE WOODS/R/ brands, which the Company started distributing during 1996 and 1997, source a substantial portion of their product offshore, primarily in the Dominican Republic and Pacific Rim. The Company intends to continue to outsource these products. The Company believes that there are adequate sources of supply for these imported products.

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

             The Company purchases GORE-TEX/R/ waterproof fabric directly from W.L. Gore & Associates ("Gore"), for both LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner's footwear, in terms of number of pairs produced, incorporates GORE-TEX/R/ waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days' written notice. The Company considers its relationships with Gore to be good. Effective January 1, 1997, the majority of Danner's GORE-TEX/R/ footwear is guaranteed to be waterproof for one year from the date of purchase compared to two years previously.

   Quality Assurance

             The Company's quality control programs are important to its reputation for manufacturing superior footwear.

             The Company's La Crosse, Wisconsin plant has a chemistry lab which is responsible for incoming raw material and in-process quality testing. All crude rubber is tested to assure that each batch meets the high values specified by the Company for range of plasticity and rate of cure, both of which have a direct relationship to the ultimate quality of the product. Fabrics are sample tested to meet LaCrosse's requirements for strength and weight. Incoming leather skins are inspected for color, brand and weight.

             The Company's Danner operation tests 100% of all GORE-TEX/R/ bootie liners for leaks prior to sewing them into boots. At least 30% of all completed waterproof boots are filled with water for testing. Leather is tested for lasting ability, tear strength, finish and thickness.

   Backlog

             At December 31, 1997, the Company had unfilled orders from its customers in the amount of approximately $14.2 million compared to $15.8 million at December 31, 1996. The decrease in backlog is primarily the result of the mild weather in December 1997 and the timing on certain rainwear orders. All orders at December 31, 1997 are expected to be filled during 1998. Because a major portion of the Company's orders are placed in January through July for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

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

             LaCrosse believes it maintains a competitive position compared to its competitors through its attention to quality and the delivery of value, its position as an innovator in common product segments, its above-average record of delivering products on a timely basis, its strong customer relationships and, in some cases, the breadth of its product line. Some of the Company's competitors compete mainly on the basis of price.

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

             Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's Danner product line. These competitors manufacture domestically and/or import products from offshore. Danner products effectively compete with domestically produced products, but are generally at a price disadvantage against lower cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, the Danner protective footwear line has maintained a strong competitive position in its current market niches. The LAKE OF THE WOODS/R/ brand, because of its market position, sources product both domestically and from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

   Employees

             As of December 31, 1997, the Company had approximately 1,520 employees, all located in the United States. Approximately 575 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in October 1998, approximately 150 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 1999 and approximately 55 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in July 2000. The Company has approximately 450 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland, Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

   Trademarks and Trade Names; Patents

             The Company owns United States federal registrations for several of its marks, including LACROSSE/R/, DANNER/R/, RED BALL/R/, LAKE OF THE WOODS/R/, RAINFAIR/R/, LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, ALLTEMP/R/, DURALITE/R/, FIRETECH/R/, FLY-LITE/R/, ICE KING/R/, ICECUBE/R/, ICEMAN/R/, TERRAIN KING/R/, AIRTHOTIC/R/, CROSS-HIKER/R/, THERMONATOR/R/ and RED BALL JETS/R/. LaCrosse also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP/R/, ICEMAN/R/, AIRBOB/R/ and stylized Indianhead design and in Mexico for its mark LACROSSE and stylized Indianhead design. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE/R/, DANNER/R/, RED BALL/R/, LAKE OF THE WOODS/R/ and RAINFAIR/R/ names, the Company does not believe any trademark is material to its business.

             The Company pays a royalty on sales of products carrying the DANNER/R/ name equal to 0.5% of the price of products sold that applies to net sales in excess of $4.0 million annually. The royalty agreement expires December 31, 1998.

             The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

             The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB/R/ outsole; a neoprene wader upper with an expandable chest; and a patent for its AIRTHOTIC/R/, which is a ventilated arch support that fits under the heel.

   Seasonality

             As has traditionally been the case, the Company's sales in 1997 were higher in the last two quarters of the year than in the first two quarters. The Company expects this sales trend to continue. Additional information about the seasonality of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" on page 9 of the Company's 1997 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

   Foreign Operations and Export Sales

             Other than the Company's 10% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 1997.

   Environmental Matters

             The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 1998, any material impact on the capital expenditures, earnings or competitive position of the Company.

   Executive Officers of the Registrant

             The following table sets forth certain information, as of March 15, 1998, regarding the executive officers of the Company.

    Name                     Age       Position

    George W. Schneider       75  Chairman of the Board and Director

    Frank J. Uhler, Jr.       67  Vice Chairman of the Board and Director

    Patrick K. Gantert        48  President, Chief Executive Officer and
                                  Director

    Eric E. Merk, Sr.         55  Vice President - Danner and Director

    Wayne L. Berger           51  Vice President - Purchasing

    Stephen F. Bonner         44  Vice President - Claremont Operations

    Kenneth F. Ducke          54  Treasurer and Assistant Secretary

    Joseph F. Fahey           43  Vice President - Retail Sales and
                                  Marketing

    D. Keith Fell             46  Vice President - Operations

    Peter V. Fiorini          60  Vice President - Industrial Sales

    David F. Flaschberger     39  Vice President - Human Resources

    David R. Llewellyn        60  Vice President - Marketing and Business
                                  Development

    Robert G. Rinehart, Jr.   45  Vice President - Product Development

    Joseph P. Schneider       38  Vice President of the Company and
                                  President and Chief Operating Officer
                                  of Danner

    Robert J. Sullivan        51  Vice President - Finance and
                                  Administration and Chief Financial
                                  Officer

    John A. Tadewald          59  Vice President - Engineering

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

             Eric E. Merk, Sr. has served as Vice President - Danner and as a director of the Company since the March 1994 completion of the Danner acquisition. On January 2, 1998, Mr. Merk was elected Vice Chairman of the Board and Chief Executive Officer of Danner. Prior to joining the Company, Mr. Merk was a significant shareholder and President of Danner since purchasing Danner in 1983.

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

             Joseph F. Fahey has served as Vice President - Retail Sales and Marketing since he joined the Company in October 1996. From 1993 until 1996, Mr. Fahey served as Vice President of Sales and Marketing for Stihl, Incorporated, a manufacturer of premium hand-held power equipment and from 1989 through 1993, Mr. Fahey was the Manager of Dealer Development and Research for the Power Equipment Division of American Honda Motor Company.

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

             David F. Flaschberger joined the Company in May 1993 as Human Resources Manager. He served in such capacity until November 1995, when he was elected Vice President - Human Resources. From 1990 until joining the Company, Mr. Flaschberger was the Director of Human Resources of The Company Store, Inc., a direct mail marketer and manufacturer of down-filled bedding products.

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

             Joseph P. Schneider joined the Company in 1985 as a territory sales manager and in January 1990 was appointed as the National Accounts Manager. From May 1991 until January 1993, Mr. Schneider served as the National Sales Manager and from January 1993 until June 1996 he was Vice President - Retail Sales. In June 1996, Mr. Schneider was elected as a Vice President of the Company and as Executive Vice President and Chief Operating Officer of Danner, and on January 2, 1998, he was elected President and Chief Operating Officer of Danner.

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

   Item 2.   Properties

             The following table sets forth certain information, as of December 31, 1997, relating to the Company's principal facilities.

                              Properties

                        Owned      Approximate
                          or      Floor Area in
    Location            Leased     Square Feet   Principal Uses

    La Crosse, WI     Leased(1)     212,000(1)   Principal sales, marketing
                                                 and executive offices and
                                                 warehouse space

    La Crosse, WI       Owned        400,000     Manufacture rubber boots

    La Crosse, WI     Leased(2)      264,000     Main warehouse and
                                                 distribution facility

    La Crosse, WI       Owned         11,000     Retail outlet store

    Clintonville, WI    Owned         42,500     Manufacture leather
                                                 components and construct
                                                 rubber boots

    Clintonville, WI    Leased        4,000      Warehouse and raw material
                                                 storage

    Hillsboro, WI     Leased(3)       40,000     Manufacture component parts

    Kenosha, WI         Leased        3,000      Retail outlet store

    Claremont, NH       Owned        150,000     Manufacture vinyl
                                                 injection-molded products

    Claremont, NH     Leased(4)       68,000     Warehouse and distribution
                                                 facility

    Portland, OR      Leased(5)       36,000     Manufacture DANNER/R/
                                                 products, offices, retail
                                                 outlet store and warehouse
                                                 space

    Portland, OR      Leased(6)       16,000     Warehouse and distribution
                                                 facility

    Prentice, WI      Leased(7)       24,000     Warehouse and distribution
                                                 facility

    Racine, WI        Leased(8)      104,700     Manufacturing, warehousing
                                                 and offices for Rainfair

    Victoria, VA      Leased(9)       38,000     Manufacture leather
                                                 footwear
   _________________________
   (1) The lease for this 212,000 square foot building adjacent to the Company's manufacturing plant in La Crosse, Wisconsin expires in 2007. Approximately 50% of this building is currently sublet to the former owner. Of the portion occupied by the Company, 6,600 square feet is used for office space and the balance is used for warehouse space.

   (2) The lease for 183,000 square feet of this facility expires in 2000. The Company leases the balance of the space on short-term leases.

   (3) There are two facilities leased by the Company in Hillsboro, Wisconsin with approximately 40,000 square feet.

   (4) The lease of this facility expires in 2000. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

   (5) The lease for this facility expires in March 2004, but the Company has the option to extend the term for up to an additional ten years. The lease includes approximately one acre of adjacent vacant property that could be used for expansion. Eric E. Merk, Sr., a director, executive officer and shareholder of the Company, is affiliated with the lessor of this facility.

   (6)  The lease for this facility expires in December 2000.

   (7)  The lease for this facility expires in 1998.

   (8) The lease for this facility was entered into in May 1996 and expires in May 2001.

   (9)  The lease for this facility expires in 1999.

             Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for production of LaCrosse products for at least the next two years. Once the manufacturing facilities have reached capacity, the Company can expand further by leasing or purchasing facilities or by outsourcing some components.

   Item 3.   Legal Proceedings

             In November 1993, the Company, in order to preserve its legal rights, instituted litigation against the United States Government in the United States Court of Federal Claims ("USCFC") seeking a refund of amounts previously paid to the Internal Revenue Service ("IRS") relating to the Company's treatment of its LIFO inventory stemming from the Company's 1982 leveraged buyout. If the Government prevails in this litigation, the IRS has indicated an intention to assess the Company for additional tax, penalties, interest and other amounts for prior periods as a result of recalculating the Company's LIFO inventory reserve. The Company is not currently in a position to predict the outcome of the USCFC litigation. The Company received a favorable preliminary decision, dated April 25, 1997, from the USCFC. However, a decision by the U.S. Federal Circuit Court of Appeals in another case (Kohler Co. vs. United States, Case No. 96-5043, September 17, 1997) supports one of the principal positions taken by the IRS and the Government in the USCFC litigation.
   The Company believes that its total current exposure to the IRS with respect to this matter is not material to the Company's financial position or results of operations.

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

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of shareholders during the quarter ended December 31, 1997.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             The portions of page 24 which describe the market for and dividends declared on the Company's Common Stock and Note 5 of Notes to Consolidated Financial Statements which describe restrictions on dividends and which are contained in the Company's 1997 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data

             The information set forth in the table on page 8 of the Company's 1997 Annual Report to Shareholders under the caption "Five Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information set forth on pages 9 through 12 in the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

             Not applicable.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended
   December 31, 1997, and the related consolidated balance sheets of the Company as of December 31, 1997 and 1996, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 1997, all set forth on pages 13 through 24 of the Company's 1997 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

             The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 9 through 12, of this Annual Report on Form 10-K.

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

        (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.


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

            Signature                      Title                   Date

     /s/ George W. Schneider    Chairman of the Board and     March 27, 1998
    George W. Schneider         Director

     /s/ Patrick K. Gantert     President, Chief Executive    March 27, 1998
    Patrick K. Gantert          Officer and Director
                                (Principal Executive
                                Officer)

     /s/ Robert J. Sullivan     Vice President-Finance and    March 27, 1998
    Robert J. Sullivan          Administration and Chief
                                Financial Officer (Principal
                                Financial and Accounting
                                Officer)

     /s/ Frank J. Uhler, Jr.    Vice Chairman of the Board    March 27, 1998
    Frank J. Uhler, Jr.         and Director

     /s/ Eric E. Merk, Sr.      Vice President-Danner and     March 27, 1998
    Eric E. Merk, Sr.           Director

     /s/ Craig L. Leipold                 Director            March 27, 1998
    Craig L. Leipold

     /s/ Richard A. Rosenthal             Director            March 27, 1998
    Richard A. Rosenthal

     /s/ Luke E. Sims                     Director            March 27, 1998
    Luke E. Sims

    John D. Whitcombe                     Director

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                             Page
                                                              Annual Report
                                                  Form 10-K  to Shareholders
    Consolidated Balance Sheets at December 31,
    1997 and 1996                                     -             13

    Consolidated Statements of Income for each
    of the three years in the period ended
    December 31, 1997                                 -             14

    Consolidated Statements of Shareholders'
    Equity for each of the three years in the
    period ended December 31, 1997                    -             15

    Consolidated Statements of Cash Flows for
    each of the three years in the period ended
    December 31, 1997                                 -             16

    Notes to Consolidated Financial Statements        -           17-23

    Independent Auditor's Report                      -             23

    Independent Auditor's Report on Financial
    Statement Schedule                               21             -

    Financial Statement Schedule:

         II   -    Valuation and Qualifying
                   Accounts                         22-23           -

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


   La Crosse, Wisconsin
   February 6, 1998

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                                 Additions
                                                     Balance at                                                       Balance
                                                     Beginning    Charged To Costs     Charged To                      at End
                     Description                     of Period      and Expenses     Other Accounts    Deductions    of Period
    Year ended December 31, 1995:
       Accounts receivable allowances:
          Allowance for returns                  $    239,000       $    762,470     $       --     $   721,470     $  280,000
          Allowance for cash discounts                112,000            644,486             --         642,486        114,000
          Allowance for doubtful accounts             337,000            168,068             --         123,368        381,700
          Allowance for uncollectible interest         30,374             85,729             --          78,543         37,560
                                                 ------------       ------------     ----------     -----------     ----------
                Total                            $    718,374       $  1,660,753     $       --     $ 1,565,867     $  813,260
                                                 ============       ============     ==========     ===========     ==========
       Inventory allowances:
          Allowance for obsolescence             $    400,000       $    718,224     $       --     $   304,796     $  813,428
                                                 ============       ============     ==========     ===========     ==========
       Warranty allowance:
          Allowance for warranties               $    787,000       $    856,706     $       --     $   803,706     $  840,000
                                                 ============       ============     ==========     ===========     ==========
    Year ended December 31, 1996:
       Accounts receivable allowances:
          Allowance for returns                  $    280,000        $ 1,234,556     $       --     $   947,556     $  567,000
          Allowance for cash discounts                114,000             90,496             --          15,496        189,000
          Allowance for doubtful accounts             381,700            167,655           335,000      178,855        705,500
          Allowance for uncollectible interest         37,560             92,268             --          84,026         45,802
                                                 ------------       ------------     ----------     -----------     ----------
                Total                            $    813,260        $ 1,584,975        $  335,000   $1,225,933     $1,507,302
                                                 ============       ============     ==========     ===========     ==========
       Inventory allowances:
          Allowance for obsolescence             $    813,428       $    272,904        $  350,000  $   235,332     $1,201,000
                                                 ============       ============     ==========     ===========     ==========
       Warranty allowance:
          Allowance for warranties               $    840,000        $ 1,057,730     $       --     $   972,730     $  925,000
                                                 ============       ============     ==========     ===========     ==========
    Year ended December 31, 1997:
       Accounts receivable allowances:
          Allowance for returns                  $    567,000        $ 1,142,866        $  280,700   $1,152,866     $  837,700
          Allowance for cash discounts                189,000             63,345            65,000      217,345        100,000
          Allowance for doubtful accounts             705,500            161,524             --         292,069        574,955
          Allowance for uncollectible interest         45,802            106,290             --          95,631         56,461
                                                 ------------       ------------     ----------     -----------     ----------
                Total                            $  1,507,302        $ 1,474,025        $  345,700   $1,757,911     $1,569,116
                                                 ============       ============     ==========     ===========     ==========
       Inventory allowances:
          Allowance for obsolescence             $  1,201,000       $    586,560     $       --     $   561,140     $1,226,420
                                                 ============       ============     ==========     ===========     ==========
       Warranty allowance:
          Allowance for warranties               $    925,000       $    769,322     $       --      $1,084,197     $  610,125
                                                 ============       ============     ==========     ===========     ==========

               The accounts receivable and inventory allowances above were deducted from the applicable asset account.


                                  EXHIBIT INDEX
                                                                  Sequential
    Exhibit                                                          Page
    Number                    Exhibit Description                   Number

    (2.1)     Asset Purchase Agreement, dated as of February          --
              11, 1994, between LaCrosse Footwear, Inc. and
              Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (2) to LaCrosse Footwear,
              Inc.'s Form S-1 Registration Statement
              (Registration No. 33-75534)]

    (2.2)     Asset Purchase Agreement, dated May 16, 1996, by        --
              and among Rainco, Inc., LaCrosse Footwear, Inc.,
              Rainfair, Inc. and Craig L.  Leipold
              [Incorporated by reference to Exhibit (2.1) to LaCrosse Footwear, Inc.'s Current Report on Form
              8-K dated May 31, 1996 and filed June 14, 1996]

    (3.1)     Restated Articles of Incorporation of LaCrosse          --
              Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form
              S-1  Registration Statement (Registration No. 33-
              75534)]

    (3.2)     By-Laws of LaCrosse Footwear, Inc., as  amended to      --
              date [Incorporated by reference to Exhibit (3.2) to LaCrosse Footwear, Inc.'s Annual Report on
              Form 10-K for the year ended December 31, 1994]

    (4.1)     Credit Agreement, dated as of May 31, 1996, by          --
              and among LaCrosse Footwear, Inc., Firstar Bank
              Milwaukee, N.A., The Northern Trust Company,
              Harris Trust and Savings Bank and Firstar Bank
              Milwaukee, N.A., as Agent for the Banks
              [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended June 29, 1996]

    (4.2)     Note Purchase Agreement, dated as of June 1,            --
              1990, between LaCrosse Footwear, Inc. and
              Teachers Insurance and Annuity Association of
              America [Incorporated by reference to Exhibit
              (10.1) to LaCrosse Footwear, Inc.'s Form S-1
              Registration Statement (Registration No. 33-75534)]

    (4.3)     Amendment to Note Purchase Agreement, dated as of       --
              October 7,  1994, between LaCrosse Footwear, Inc.
              and Teachers Insurance and Annuity Association of
              America [Incorporated  by  reference to Exhibit
              (10.3) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1994]

    (9.1)     Voting Trust Agreement, dated as of June 21,            --
              1982, as amended [Incorporated by reference to Exhibit (9) to LaCrosse Footwear, Inc.'s Form S-1
              Registration Statement (Registration No. 33-75534)]

    (9.2)     Amendment No. 9 to Voting Trust Agreement, dated
              June 30, 1997

    (10.1)    Lease, dated as of January 7, 1991, between             --
              LaCrosse Footwear, Inc. and Central States
              Warehouse, Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.'s Form
              S-1 Registration Statement (Registration No. 33-
              75534)]

    (10.2)    Amendment, dated as of June 29, 1995, to Lease          --
              between LaCrosse Footwear, Inc. and Central
              States Warehouse, Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear,
              Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995]

    (10.3)*   Employment and Consulting Agreement, dated as of        --
              October 1, 1990 and as amended as of October 31, 1992, between Frank J. Uhler, Jr. and LaCrosse
              Footwear, Inc. [Incorporated by reference to Exhibit (10.4) to LaCrosse Footwear, Inc.'s Form
              S-1  Registration Statement (Registration No. 33-
              75534)]

    (10.4)*   Amendment No. 1, dated as of December 31, 1994,         --
              to Employment and Consulting Agreement between Frank J. Uhler, Jr. and LaCrosse Footwear, Inc.
              [Incorporated by reference to Exhibit (10.5) to LaCrosse Footwear, Inc.'s Annual Report on Form
              10-K for the year ended December 31, 1994]

    (10.5)*   Employment Agreement, dated as of July 1, 1992,         --
              and amended as of May 28, 1993, between Patrick
              K. Gantert and LaCrosse Footwear,  Inc.
              [Incorporated by reference to Exhibit (10.8) to LaCrosse Footwear, Inc.'s Annual Report on Form
              10-K for the year ended December 31, 1994]

    (10.6)*   Employment Agreement, dated as of March 14, 1994,       --
              between LaCrosse Footwear, Inc. and Eric  E. Merk,
              Sr. [Incorporated by reference to Exhibit
              (10.12) to  LaCrosse  Footwear, Inc.'s Form S-1
              Registration Statement (Registration No. 33-75534)]

    (10.7)*   Amendment No. 1, dated as of June 1, 1995, to           --
              Employment Agreement between LaCrosse Footwear,
              Inc. and Eric E. Merk, Sr. [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995]

    (10.8)*   Employment Agreement, dated as of June 9, 1994,         --
              between David Llewellyn and LaCrosse Footwear,
              Inc. [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended July 2, 1994]

    (10.9)*   LaCrosse Footwear, Inc. Deferred Compensation
              Plan for Key Employees, as amended and restated

    (10.10)*  LaCrosse Footwear, Inc. Deferred Compensation           --
              Plan for Directors [Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear, Inc.'s Form
              S-1 Registration Statement (Registration No. 33-
              75534)]

    (10.11)*  LaCrosse Footwear, Inc. Retirement Plan                 --
              [Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.'s Form S-1 Registration
              Statement (Registration No. 33-75534)]

    (10.12)*  LaCrosse Footwear, Inc. Employees' Retirement           --
              Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.'s Form
              S-1 Registration Statement (Registration No. 33-
              75534)]

    (10.13)*  LaCrosse Footwear, Inc. 1993 Employee Stock             --
              Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Form
              S-1  Registration Statement  (Registration No. 33-
              75534)]

    (10.14)*  LaCrosse Footwear, Inc. 1997 Employee Stock             --
              Incentive Plan [Incorporated by reference to
              Exhibit  (10.17)  to  LaCrosse  Footwear,   Inc.'s
              Annual Report on Form 10-K for the year ended
              December 31, 1996]

    (10.15)   Agreement, dated as of October 2, 1995, between         --
              Local No. 14, United Steel Workers of America
              (AFL-CIO-CLC) and LaCrosse Footwear, Inc.
              [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Annual Report on Form
              10-K for the year ended December 31, 1995]

    (10.16)   Lease, dated as of March 14, 1994, between Jepco        --
              Development Company and LaCrosse  Footwear, Inc.
              [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s Form S-1 Registration
              Statement (Registration No. 33-75534)]

    (10.17)   Manufacturing Certification Agreement, dated as         --
              of  October 19, 1993, between  W.L. Gore &
              Associates, Inc. and Danner Shoe Manufacturing
              Co. [Incorporated by  reference to  Exhibit
              (10.23) to LaCrosse Footwear, Inc.'s Form S-1
              Registration Statement (Registration No. 33-75534)]

    (10.18)   Trademark License, dated as of October 19, 1993,        --
              between W.L. Gore & Associates, Inc. and Danner
              Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse
              Footwear, Inc.'s Form S-1 Registration Statement
              (Registration No. 33-75534)]

    (10.19)   Registration Rights Agreement, dated as of March        --
              14,  1994, between LaCrosse Footwear, Inc., Danner
              Shoe Manufacturing Co. and the shareholders of Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.25) to LaCrosse
              Footwear, Inc.'s Form S-1 Registration Statement
              (Registration No. 33-75534)]

    (10.20)   Guarantee Agreement, dated as of March 14, 1994,        --
              between LaCrosse Footwear, Inc. and Danner Shoe
              Manufacturing Co. [Incorporated by reference to Exhibit (10.26) to LaCrosse Footwear, Inc.'s Form
              S-1 Registration Statement (Registration No. 33-
              75534)]

    (10.21)   Form of Indemnification and Investment Agreement        --
              to be entered into between LaCrosse Footwear, Inc. and the shareholders of Danner Shoe
              Manufacturing Co. [Incorporated by reference to Exhibit (10.27) to LaCrosse Footwear, Inc.'s Form
              S-1 Registration Statement (Registration No. 33-
              75534)]

    (10.22)* Employment Agreement, dated as of May 31, 1996, by and between Craig L. Leipold, Rainco, Inc. and
              LaCrosse Footwear, Inc.

    (10.23)*  Amendment Agreement, dated as of August 23, 1997,       --
              by and between LaCrosse Footwear,  Inc., Rainfair,
              Inc. (f/k/a Rainco, Inc.) and Craig L. Leipold
              [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended September 27, 1997]

    (13)      Portions of the 1997 Annual Report to
              Shareholders that are incorporated by reference herein

    (21)      List of subsidiaries of LaCrosse Footwear, Inc.

    (23)      Consent of McGladrey & Pullen, LLP

    (27.1)    Financial Data Schedule - 1997 (EDGAR version only)

    (27.2)**  Restated Financial Data Schedules for fiscal year       --
              ended December 31, 1996 and each quarterly period in 1996 and 1997

    (99)      Proxy Statement for the 1998 Annual Meeting of          --
              Shareholders

              [The Proxy Statement for the 1998 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

   --------------------
        *  A management contract or compensatory plan or arrangement.

        ** Not applicable -- no amounts reported in these previously filed Financial Data Schedules change as a result of adoption of Statement of Financial Accounting Standards No. 128.