Form 10-Q
period 1998-03-28
LACROSSE FOOTWEAR INC
filed 1998-05-11
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 28, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                        LaCrosse Footwear, Inc.
         (Exact name of Registrant as specified in its charter)


               Wisconsin                          39-1446816
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

        1319 St. Andrew Street, LaCrosse, Wisconsin       54603
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

   Common Stock, $.01 par value, outstanding as of April 15, 1998: 6,669,427 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended March 28, 1998

                                                                        Page

   PART I.   Financial Information

            Item 1.   Condensed Consolidated Balance Sheets              3-4

                      Condensed Consolidated Statements of Income          5

                      Condensed Consolidated Statements of Cash Flows      6

                      Notes to Condensed Consolidated Financial
                      Statements
                                                                         7-8

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               9-11

   PART II. Other Information

            Item 6.   Exhibits and Reports on Form 8-K                    12

            Signatures                                                    13

            Exhibit Index                                                 14

                        PART I   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 28,
                                                     1998      December 31,
                                                  (unaudited)       1997
   CURRENT ASSETS
   Cash and cash equivalents                        $247,758       $426,165
   Accounts receivable, less allowances of
      $1,510,467 and $1,677,116, respectively     24,957,216     27,390,134
   Inventories (2)                                46,253,034     39,073,368
   Prepaid expenses                                2,328,831      2,537,648
   Deferred tax assets                             2,283,500      2,131,500
                                                ------------   ------------
             Total current assets                 76,070,339     71,558,815

   PROPERTY AND EQUIPMENT, net of
     depreciation and amortization                13,386,924     13,275,445
   INTANGIBLES (4)                                16,089,235     15,430,341
   OTHER ASSETS                                    1,530,920      1,654,919
                                                ------------   ------------
             Total assets                       $107,077,418   $101,919,520
                                                ============   ============

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                                    March 28,
                                                      1998      December 31,
                                                   (unaudited)       1997
   CURRENT LIABILITIES
   Current maturities of long-term obligations     $2,549,000     $3,349,000
   Borrowings under credit agreement               14,165,000      4,000,000
   Accounts payable                                 5,834,603      6,384,876
   Accrued expenses                                 6,831,113      7,031,115
   Dividends payable                                        0        866,805
   Income taxes payable                               205,745      1,513,674
                                                 ------------   ------------
     Total current liabilities                     29,585,461     23,145,470

   ACCRUED POSTRETIREMENT BENEFIT COST              1,414,451      1,364,401
   LONG-TERM OBLIGATIONS                           12,496,358     12,499,035
   DEFERRED COMPENSATION                            1,527,754      1,556,275
                                                 ------------   ------------
     Total liabilities                             45,024,024     38,565,181
                                                 ------------   ------------
   MINORITY INTEREST                                        0      1,505,879
                                                 ------------   ------------
   COMMON SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share              67,176         67,176
   Additional paid-in capital                      27,580,355     27,579,147
   Retained earnings                               34,833,638     34,645,000
   Treasury stock                                    (427,775)      (442,863)
                                                 ------------   ------------
     Total common shareholders' equity             62,053,394     61,848,460
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $107,077,418   $101,919,520
                                                 ============   ============

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Three Months Ended
                                                March 28,       March 29,
                                                   1998            1997

   Net sales (4)                               $29,935,896    $32,698,478

   Cost of goods sold                           22,168,466     24,412,018
                                               -----------    -----------
         Gross profit                            7,767,430      8,286,460

   Selling and administrative expenses           7,134,172      6,721,557
                                               -----------    -----------
         Operating income                          633,258      1,564,903

   Non-operating income (expense)
      Interest expense                            (410,600)      (393,941)
      Miscellaneous                                 87,601         87,517
                                               -----------    -----------
                                                  (322,999)      (306,424)
                                               -----------    -----------
         Income before income taxes                310,259      1,258,479

   Provision for income taxes                      121,621        493,324
                                               -----------    -----------
         Net income before minority interest      $188,638       $765,155
                                               -----------    -----------
         Minority interest in net income
            of subsidiary                                0       (220,077)
                                               -----------    -----------
   Net income                                     $188,638       $545,078
                                               ===========    ===========
   Basic earnings per share                          $0.03          $0.08
                                               ===========    ===========
   Diluted earnings per share                        $0.03          $0.08
                                               ===========    ===========
   Weighted average shares outstanding:
       Basic earnings per share                  6,668,684      6,667,627
       Diluted earnings per share                6,705,751      6,691,895

   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Three Months Ended
                                                  March 28,      March 29,
                                                    1998           1997

   Net cash used in operating activities        ($5,345,399)   ($3,329,337)
                                                -----------    -----------
   Cash flows from investing activities
     Purchase of property and equipment            (980,257)      (466,903)
     Purchase of minority interest-Rainfair,
      Inc.                                       (2,364,567)             0
     Other                                                0         13,110
                                                -----------    -----------
     Net cash used in investing activities       (3,344,824)      (453,793)

   Cash flows from financing activities
     Cash dividends paid                           (866,805)      (733,439)
     Proceeds from short-term borrowings         10,165,000              0
     Principal payments on long-term
      obligations                                  (800,000)             0
     Other                                           13,621        (26,816)
                                                -----------    -----------
     Net cash provided by (used in)
      financing activities                        8,511,816       (760,255)

     Decrease in cash and cash equivalents         (178,407)    (4,543,385)

   Cash and cash equivalents:
     Beginning                                      426,165      6,716,183
                                                -----------    -----------
     Ending                                        $247,758     $2,172,798
                                                ===========    ===========
   Supplemental information--cash payments
   for:
     Interest                                      $271,610       $129,295
                                                ===========    ===========
     Income taxes                                $1,438,637       $890,117
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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   2.   INVENTORIES

        Inventories are comprised of the following:

                                    March 28, 1998    December 31, 1997

        Raw Materials                $9,435,904          $8,217,160
        Work-in Process               2,492,183           1,966,916
        Finished Goods               37,522,888          32,007,233
        LIFO Reserve                 (3,197,941)         (3,117,941)
                                    -----------         -----------
        Total                       $46,253,034         $39,073,368
                                    ===========         ===========

        The finished goods inventory values at December 31, 1997 and March 28, 1998 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory. During March 1998, the Company decided to rationalize the RED BALL/R/ and LAKE OF THE WOODS/R/ product lines, which will result in somewhat higher levels of markdown inventory in the second half of 1998. However, any additional markdown expense associated with the rationalization is not expected to be material at this time.

   3.   STOCK INCENTIVE PLANS

        In November 1996, the Board of Directors adopted, and in June 1997 the shareholders of the Company approved, the LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (the "1997 Plan"), pursuant to which options for up to 300,000 shares of common stock may be granted to officers and other key employees of the Company. The Company also has in effect the LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan, pursuant to which options for approximately 232,000 shares of common stock (out of a maximum of 250,000) have been granted to, or executed by, officers and other key employees of the Company.

        Effective January 2, 1998 the Company's Board of Directors granted options to purchase approximately 50,000 shares of common stock under the 1997 Plan. The exercise price for these options is $14.25 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on December 31, 1997. Because the options vest in equal increments over a five-year period, none of such options will be exercisable until January 1999.

   4.   ACQUISITIONS

        In July 1997, the Company acquired all of the outstanding shares of capital stock of Pro-Trak Corporation, which operates under the Lake of the Woods tradename. The purchase price, including the assumption of liabilities, was approximately $7.3 million. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair value as of the date of acquisition.

        The Company's condensed consolidated statement of income for the three months ended March 28, 1998 includes the sales of LAKE OF THE WOODS/R/ products. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Pro-Trak Corporation had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                                 Three Months Ended
                                            March 28,       March 29,
                                                1998            1997
                                  (in thousands, except per share amounts)

           Net Sales                         $29,936         $34,328
           Net Income                           $189            $608
           Basic Earnings Per Share             $.03            $.09
           Diluted Earnings Per Share           $.03            $.09


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

                                           Percentage of Net sales
                                              Three Months Ended
                                            March 28,     March 29,
                                               1998          1997

    Net Sales                                 100.0%        100.0%
    Cost of Goods Sold                         74.1          74.7
                                             ------        ------
      Gross Profit                             25.9          25.3
    Selling and Administrative Expenses        23.8          20.5
                                             ------        ------
    Operating Income                            2.1%          4.8%

   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending March 28, 1998 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended March 28, 1998 Compared to Three Months Ended March 29,
   1997

   Net Sales

   Net sales for the three months ended March 28, 1998 decreased $2,762,582, or 8%, to $29,935,896 from $32,698,478 for the first three months of 1997. The reduction in net sales was largely the result of a $2.5 million rainwear shipment to a large national chain which occurred in the first quarter of 1997 but is not expected to occur until the second and third quarters of 1998. Otherwise, the continued growth in DANNER/R/ brand sales and the addition of $1.6 million of sales from the LAKE OF THE WOODS/R/ brand acquired in July 1997 were largely offset by a weather-related decline in "fill-in" order demand for LACROSSE/R/ and RED BALL/R/ cold weather products.

   Gross Profit

   Gross profit for the three months ended March 28, 1998 decreased 6% to $7,767,430, or 25.9% of net sales, from $8,286,460, or 25.3% of net sales, in the first quarter of 1997. While gross profit did decrease $519,000 during the quarter, primarily as a result of lower sales, gross profit as a percent of net sales increased from 25.3% to 25.9%. The increase in gross profit as a percent of net sales was primarily the result of changes in product mix (i) for sales through the Rainfair, Inc. subsidiary and
   (ii) of the DANNER/R/ brand sales.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first quarter of 1998 increased 6%, to $7,134,172, or 23.8% of net sales, from $6,721,557, or 20.5% of net sales in the first quarter of 1997. The increase in operating expenses for the first quarter of 1998 compared to the first quarter of 1997 is mainly due to a planned increase in sales and marketing (advertising) expense in support of the growth of the DANNER/R/ brand and the continued development of the RED BALL/R/ brand. As a percent of net sales, the ratio for the first quarter of 1997 was favorably impacted by the $2.5 million rainwear shipment to a large national retail chain account which is not expected to occur until the second and third quarters of 1998.

   Interest Expense

   Interest expense for the three months ended March 28, 1998 increased 4% to $410,600 or 1.4% of net sales, from $393,941 or 1.2% of net sales for the three months ended March 29, 1997. The increase was the result of higher average borrowings to support increased working capital which was partially offset by lower effective interest rates.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the first quarter of 1998, the same as the first quarter of 1997.

   Net Income

   As a result of the decreased sales and the higher operating expenses, net income for the first quarter of 1998 decreased to $188,638 from $545,078 in the first quarter of 1997.

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

   Net cash used in operating activities was $5.3 million in the first quarter of 1998 compared to $3.3 million in the first quarter of 1997. A $7.2 million increase in inventories in the first quarter of 1998 compared to a $3.9 million increase in inventories during the first quarter of 1997 was the primary reason for the higher level of cash used in operating activities in the first quarter of 1998 compared to 1997. Lower than planned sales in December 1997 and the first quarter of 1998 were the primary reason for the increase in inventories. Production levels and purchases have been reduced, which should result in inventory levels being close to last year's levels by the fourth quarter of 1998.

   Net cash used in investing activities was $3.3 million in the first quarter of 1998 compared to $.5 million in the first quarter of 1997. The primary reason for the increase in cash used in investing activities was the January 1998 purchase of all Rainfair, Inc. common stock held by the former principal owner for approximately $2.4 million, which made Rainfair, Inc. a 100% owned subsidiary of the Company. This purchase was financed with borrowings from the revolving line of credit.

   Net cash provided by financing activities was $8.5 million in the first quarter of 1998 compared to a usage of $.8 million in the first quarter of 1997. Borrowings of approximately $10.2 million under the revolving line of credit to finance increases in working capital and the Rainfair, Inc. common stock purchase were partially offset by a $.8 million payment of quarterly term loan payments due in March 1998 and June 1998.

                           PART II   Other Information

   ITEM 6  Exhibits and Reports on Form 8-K

           (a)  Exhibit Number Description

                (27)           Financial Data Schedule (EDGAR version only)

           (b)  Reports on Form 8-K

                There were no reports on Form 8-K during the quarter ended March 28, 1998

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LACROSSE FOOTWEAR, INC.
                               (Registrant)


   Date: May 8, 1998          By: /s/ Patrick K. Gantert
                                  Patrick K. Gantert
                                  President and Chief Executive Officer

   Date: May 8, 1998          By: /s/ Robert J. Sullivan
                                  Robert J. Sullivan
                                  Vice President-Finance and Administration
                                  And Chief Financial Officer
                                  (Principal Financial Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended March 28, 1998


                                   Exhibit

   (27)   Financial Data Schedule (EDGAR version only)