Form 10-Q
period 1998-06-27
LACROSSE FOOTWEAR INC
filed 1998-08-07
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 27, 1998

                                       or

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X
   No   ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value, outstanding as of August 1, 1998:
     6,669,427 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended June 27, 1998



                                                                         Page

   PART I.   Financial Information

             Item 1.   Condensed Consolidated Balance Sheets              3-4

                       Condensed Consolidated Statements of Income          5

                       Condensed Consolidated Statements of Cash Flows      6

                       Notes to Condensed Consolidated Financial
                        Statements                                        7-8

             Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                       9-12

   PART II.  Other Information

             Item 4.   Submission of Matters to a Vote of Security
                        Holders                                            13

             Item 5.   Other Information                                   13

             Item 6.   Exhibits and Reports on Form 8-K                    13

             Signatures                                                    14

             Exhibit Index                                                 15

                         PART I   FINANCIAL INFORMATION

   ITEM 1.    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 27,      December 31,
                                                1998            1997
                                            (unaudited)


   CURRENT ASSETS
   Cash and cash equivalents                     $83,813       $426,165
   Accounts receivable, less allowances of
      $1,418,373 and $1,677,116,
      respectively                            26,458,129     27,390,134
   Inventories (2)                            49,854,804     39,073,368
   Prepaid expenses                            2,379,061      2,537,648
   Deferred tax assets                         2,611,600      2,131,500
                                              ----------     ----------
             Total current assets             81,387,407     71,558,815


   PROPERTY AND EQUIPMENT, net of
      depreciation and amortization           13,759,190     13,275,445
   INTANGIBLES (3)                            15,889,340     15,430,341
   OTHER ASSETS                                1,433,020      1,654,919
                                             -----------    -----------
             Total assets                   $112,468,957   $101,919,520
                                             ===========    ===========



   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                             June 27,        December 31,
                                               1998              1997
                                           (unaudited)

   CURRENT LIABILITIES
   Current maturities of long-term
    obligations                               $2,663,565       $3,349,000
   Borrowings under credit agreement          22,100,000        4,000,000
   Accounts payable                            4,464,846        6,384,876
   Accrued expenses                            7,624,410        7,031,115
   Dividends payable                                   0          866,805
   Income taxes payable                           10,719        1,513,674
                                              ----------       ----------
             Total current liabilities        36,863,540       23,145,470

   ACCRUED POSTRETIREMENT BENEFIT COST         1,339,501        1,364,401
   LONG-TERM OBLIGATIONS                      10,664,831       12,499,035
   DEFERRED COMPENSATION                       1,535,603        1,556,275
                                              ----------       ----------
             Total liabilities                50,403,475       38,565,181
                                              ----------       ----------
   MINORITY INTEREST                                   0        1,505,879
                                              ----------       ----------
   SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per
    share                                         67,176           67,176
   Additional paid-in capital                 27,580,355       27,579,147
   Retained earnings                          34,845,726       34,645,000
   Treasury stock                               (427,775)        (442,863)
                                              ----------       ----------
             Total shareholders' equity       62,065,482       61,848,460
                                             -----------      -----------
             Total liabilities and
              shareholders' equity          $112,468,957     $101,919,520
                                             ===========      ===========


   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                   Three Months Ended              Six Months Ended
                                June 27,         June 28,       June 27,         June 28,
                                  1998             1997           1998             1997
   Net sales  (3)              $29,460,746     $28,420,198     $59,396,642      $61,118,676
   Cost of goods sold           21,771,933      20,768,943      43,940,399       45,180,961
                               -----------     -----------     -----------      -----------
         Gross profit            7,688,813       7,651,255      15,456,243       15,937,715

   Selling and
    administrative expenses      7,205,949       6,550,063      14,340,121       13,271,620
                              ------------     -----------     -----------      -----------
         Operating income          482,864       1,101,192       1,116,122        2,666,095
   Non-operating income
    (expense)
      Interest expense            (532,491)       (378,094)       (943,091)        (772,035)
      Miscellaneous                 69,501         137,937         157,102          225,454
                               -----------     -----------     -----------      -----------
                                  (462,990)       (240,157)       (785,989)        (546,581)

         Income before
          income taxes              19,874         861,035         330,133        2,119,514

   Provision for income
    taxes                            7,786         337,529         129,407          830,853
                                ----------     -----------     -----------      -----------
         Net income before
         minority interest         $12,088        $523,506        $200,726       $1,288,661

         Minority interest
          in net income
          (loss) of
          subsidiary                     0         (15,382)              0           204,695
                                ----------     -----------     -----------      -----------
   Net income                      $12,088        $538,888        $200,726       $1,083,966

   Basic earnings per share          $0.00           $0.08           $0.03            $0.16
                                ==========     ===========     ===========     ============

   Diluted earnings per
    sharen                           $0.00           $0.08           $0.03            $0.16
                                ==========     ===========     ===========     ============
   Weighted average shares
    outstanding
      Basic earnings per
       share                     6,669,427       6,667,727       6,669,064        6,667,677
      Diluted earnings per
       share                     6,692,665       6,707,718       6,699,186        6,696,134



   The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                              June 27,           June 28,
                                                1998               1997


   Net cash used in operating activities     ($10,471,008)     ($10,339,579)
                                              -----------       -----------
   Cash flows from investing activities
     Purchase of property and equipment        (2,245,731)       (1,640,302)
     Purchase of minority interest-
      Rainfair, Inc.                           (2,364,567)                0
     Security deposit                                   0          (450,000)
     Other                                          9,100           (11,890)
                                              -----------       -----------
     Net cash used in investing
      activities                               (4,601,198)       (2,102,192)

   Cash flows from financing activities
     Cash dividends paid                         (866,805)         (733,439)
     Proceeds from short-term borrowings       18,100,000         8,575,000
     Principal payments on long-term
      obligations                              (2,514,287)       (1,743,778)
     Other                                         10,946               906
                                              -----------       -----------
     Net cash provided by financing
      activities                               14,729,854         6,098,689

     Decrease in cash and cash
      equivalents                                (342,352)       (6,343,082)

   Cash and cash equivalents:
     Beginning                                    426,165         6,716,183
                                              -----------       -----------
     Ending                                       $83,813          $373,101
                                              ===========       ===========
   Supplemental information--cash
    payments for:

     Interest                                    $826,231          $579,759
                                              ===========      ============
     Income taxes                              $1,792,565        $1,325,327
                                              ===========      ============


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

   2.   INVENTORIES

        Inventories are comprised of the following:

                                  June 27, 1998         December 31, 1997

       Raw Materials                $9,309,445                $8,217,160

       Work-in Process               2,648,661                 1,966,916

       Finished Goods               41,019,139                32,007,233

       LIFO Reserve                 (3,122,441)               (3,117,941)
                                    ----------                ----------
       Total                       $49,854,804               $39,073,368
                                    ==========                ==========


        The finished goods inventory values at December 31, 1997 and June 27, 1998 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory. During March 1998, the Company decided to rationalize the RED BALL/R/ and LAKE OF THE WOODS/R/ product lines and change the method of distributing the products. This has resulted in higher levels of markdown inventories, a portion of which were disposed of during the second quarter of 1998. While it is not expected that losses in excess of the reserves will be incurred in the disposition of this markdown inventory, the sales of these goods at lower margins may impact margins reported in the second half of 1998.

   3.   ACQUISITIONS

        In July 1997, the Company acquired all of the outstanding shares of capital stock of Pro-Trak Corporation, which operated under the Lake of the Woods trade-name. The purchase price, including the assumption of liabilities, was approximately $7.3 million. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair value as of the date of acquisition.

        The Company's condensed consolidated statements of income for the three months and six months ended June 27, 1998 include the sales of LAKE OF THE WOODS/R/ products. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Pro-Trak Corporation had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                 Three Months Ended       Six Months Ended
                               June 27,     June 28,     June 27,   June 28,
                                 1998         1997          1998      1997
                                   (in thousands, except per share amounts)

    Net Sales                   $29,461       $30,569      $59,397   $64,898

    Net Income                       12           566          201     1,174

    Basic Earnings Per
     Share                         $.00          $.08         $.03      $.17

    Diluted Earnings Per
     Share                         $.00          $.08         $.03      $.17


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

                                          Percentage of Net Sales
                                   Three Months Ended     Six Months Ended
                                   June 27,    June 28,   June 27,   June 28,
                                     1998        1997       1998       1997

       Net Sales                    100.0%      100.0%     100.0%     100.0%
       Cost of Goods Sold            73.9        73.1       74.0       73.9
                                     ----        ----       ----       ----
           Gross Profit              26.1        26.9       26.0       26.1

       Selling and
       Administrative Expenses       24.5        23.0       24.1       21.7
                                     ----        ----       ----       ----
           Operating Income           1.6         3.9        1.9        4.4

   The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ending June 27, 1998 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

   Three Months Ended June 27, 1998 Compared to Three Months Ended June 28,
   1997

   Net Sales

   Net sales for the three months ended June 27, 1998 increased $1,040,548, or 4%, to $29,460,746 from $28,420,198 for the three months ended June 28, 1997. The increase in net sales was primarily the result of continued growth in shipments of DANNER/R/ products, up 20% for the quarter, a $1.4 million consumer rainwear shipment to a large national chain, $1.7 million of incremental LAKE OF THE WOODS/R/ shipments and an increase in sales of closeout shipments. The LAKE OF THE WOODS/R/ brand was acquired in July 1997. These increases were largely offset by lower LACROSSE/R/ and RED BALL/R/ shipments of cold weather products, which were impacted by the mild 1997-98 winter weather that left dealers with carryover inventory which resulted in reduced fill-in order volumes during the second quarter and smaller advance orders for fall delivery.

   Gross Profit

   Gross profit for the three months ended June 27, 1998 increased 1% to $7,688,813, or 26.1% of net sales, from $7,651,255, or 26.9% of net sales, in the second quarter of 1997. The reduction in gross profit as a percent of sales was primarily the result of increased closeout shipments at reduced margins combined with lower production levels at several plants reducing the overhead absorption.

   Selling and Administrative Expenses

   Selling and administrative expenses in the second quarter of 1998 increased 10%, to $7,205,949, or 24.5% of net sales, from $6,550,063, or
   23.0% of net sales in the second quarter of 1997. The increase in operating expenses was primarily a result of a planned increase in consumer media advertising, increased selling and marketing expense in support of the growth of the DANNER/R/ brand, increased distribution cost in support of the LAKE OF THE WOODS/R/ brand and additional product development personnel. A new product research and development center was opened in La Crosse, Wisconsin during May 1998.

   Interest Expense

   Interest expense for the three months ended June 27, 1998 increased 41% to $532,491, or 1.8% of net sales, from $378,094, or 1.3% of net sales, for
   the three months ended June 28, 1997.   Higher average borrowings,
   primarily as a result of higher inventories, was the primary reason for the increase in interest expense.

   Net Income

   Primarily as a result of the increased operating expense and interest expense, the net income for the second quarter of 1998 decreased to $12,088 from $538,888 in the second quarter of 1997.

   Six Months Ended June 27, 1998 Compared to Six Months Ended June 28, 1997

   Net Sales

   Net sales for the six months ended June 27, 1998 decreased $1,722,034, or 3%, to $59,396,642 from $61,118,676 for the first six months of 1997. A weather-related decline for fill-in and advance orders for LACROSSE/R/ and RED BALL/R/ cold weather products was partially offset by the continued growth in DANNER/R/ brand sales (up 19% in the first half) and the addition of $3.0 million of net sales from the LAKE OF THE WOODS/R/ brand which was acquired in July 1997.

   Gross Profit

   Gross profit for the six months ended June 27, 1998 decreased 3% to $15,456,243, or 26.0% of net sales, from $15,937,715, or 26.1% of net sales, in the first six months of 1997. The decrease in gross profit was primarily due to the decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily due to increased closeout shipments at reduced margins combined with lower production levels at several plants reducing the overhead absorption.

   Selling and Administrative Expenses

   Selling and administrative expenses in the first half of 1998 increased 8%, to $14,340,121, or 24.1% of net sales, from $13,271,620, or 21.7% of net sales, the first half of 1997. The increase in operating expenses was primarily the result of a planned increase in consumer media advertising, increased selling and marketing expense in support of the growth of the DANNER/R/ brand, increased distribution cost in support of the LAKE OF THE WOODS/R/ brand and additional product development personnel.

   Interest Expense

   Interest expense in the first half of 1998 increased 22% to $943,091, or 1.6% of net sales, from $772,035, or 1.3% of net sales, for the first half of 1997. The increase in interest expense was primarily the result of higher average borrowings to support the increased working capital.

   Income Tax Expense

   The Company's effective income tax rate was 39.2% in the first half of both 1998 and 1997.

   Net Income

   As a result of the lower sales and higher operating expenses and interest expense, net income for the first half of 1998 decreased to $200,726 from $1,083,966 in the first half of 1997.


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

   Net cash used in operating activities was $10.5 million in the first half of 1998 compared to $10.3 million in the first half of 1997. A $10.8 million increase in inventories in the first half of 1998 compared to a $8.3 million increase in the first half of 1997 was the primary reason for the higher level of cash used in operating activities in the first half of 1998 compared to 1997. Lower than planned orders and sales in the first half of 1998 were the primary reason for the increase in inventories. Production levels and purchases have been reduced, which should result in inventory levels being close to last year's levels by December 1998.

   Net cash used in investing activities was $4.6 million in the first half of 1998 compared to $2.1 million in the first half of 1997. The primary reason for the increase in cash used in investing activities was the January 1998 purchase of all Rainfair, Inc. common stock held by the former principal owner for approximately $2.4 million, which made Rainfair, Inc. a 100% owned subsidiary of the Company. This purchase was financed with borrowings from the revolving line of credit.

   Net cash provided by financing activities was $14.7 million in the first half of 1998 compared to $6.1 million in the first half of 1997. Borrowings under the revolving line of credit were $9.1 million higher in the first half of 1998 compared to the first half of 1997. These borrowings were primarily used to finance the increase in inventories and the Rainfair, Inc. common stock purchase. This increase in borrowings was partially offset by $.8 million of quarterly term loan payments due in March 1998 and June 1998.


                           PART II   Other Information


    ITEM 4 Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of shareholders on May 14, 1998. At such meeting, George W. Schneider, Eric E. Merk, Sr. and Craig L. Leipold were elected as directors of the Company for terms to expire at the 2001 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: George W.
           Schneider   5,791,128 shares voted for, 128,612 shares
           withholding authority, 0 abstentions and 0 broker non-votes;
           Eric E. Merk, Sr.   5,783,728 shares for, 136,012 shares
           withholding authority, 0 abstentions and 0 broker non-votes;
           Craig L. Leipold   5,783,687 shares for, 136,053 shares
           withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 1998 annual meeting of shareholders are as follows: terms expiring at the 1999 annual meeting
           Frank J. Uhler, Jr. and Richard A. Rosenthal; and terms
           expiring at the 2000 annual meeting   Patrick K. Gantert,
           Luke E. Sims and John D. Whitcombe.

    ITEM 5 Other Information

           Proposals which shareholders of the Company intend to present at and have included in the Company's proxy statement for the 1999 annual meeting of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended
           ("Rule 14a-8"), must be received by the Company by the close of business on December 15, 1998. Additionally, if the Company receives notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 (i.e., proposals shareholders intend to raise at the 1999 annual meeting of shareholders but do not intend to have included in the Company's proxy statement for such meeting) after February 28, 1999, the persons named in proxies solicited by the Board of Directors of the Company for the 1999 annual meeting of shareholders may exercise discretionary voting power with respect to such proposal.

    ITEM 6 Exhibits and Reports on Form 8-K

           (a)    Exhibit Number    Description

                      (27)         Financial Data Schedule (EDGAR version
                                   only)


           (b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 27, 1998

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LACROSSE FOOTWEAR, INC.
                                      (Registrant)

    Date:    August 7, 1998    By:   /s/ Patrick K. Gantert
                                     Patrick K. Gantert
                                     President and Chief Executive Officer


    Date:    August 7, 1998    By:   /s/ Robert J. Sullivan
                                     Robert J. Sullivan
                                     Vice President-Finance and
                                     Administration and Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended June 27, 1998

                                     Exhibit

             (27)      Financial Data Schedule (EDGAR) version only)