Form 10-Q
period 1998-09-26
LACROSSE FOOTWEAR INC
filed 1998-11-09
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Wisconsin                                        39-1446816
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

               1319 St. Andrew Street, La Crosse, Wisconsin        54603
     ----------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

                                 (608) 782-3020
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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



Common  Stock,  $.01 par value,  outstanding  as of November 1, 1998:  6,644,427 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 26, 1998


                                                                            Page

PART I.   Financial Information

          Item 1.     Condensed Consolidated Balance Sheets                  3-4

                      Condensed Consolidated Statements of Income              5

                      Condensed Consolidated Statements of Cash Flows          6

                      Notes to Condensed Consolidated Financial
                      Statements                                             7-8

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9-13



PART II.  Other Information

          Item 6.     Exhibits and Reports on Form 8-K                        14

                      Signatures                                              15

                      Exhibit Index                                           16

                         PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements


                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                September 26,               December 31,
                                                    1998                       1997
                                                (unaudited)
                                             ---------------------     ----------------------


CURRENT ASSETS
Cash and cash equivalents                                 $73,430                   $426,165
Accounts receivable, less allowances of
   $1,588,569 and $1,677,116, respectively             41,847,737                 27,390,134
Inventories (2)                                        45,980,851                 39,073,368
Prepaid expenses                                        2,976,531                  2,537,648
Deferred tax assets                                     1,625,100                  2,131,500
                                             ---------------------     ----------------------

          Total current assets                         92,503,649                 71,558,815


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization                       13,701,755                 13,275,445
INTANGIBLES (3)                                        15,689,445                 15,430,341
OTHER ASSETS                                            1,449,020                  1,654,919
                                             ---------------------     ----------------------

          Total assets                               $123,343,869               $101,919,520
                                             =====================     ======================



The accompanying notes are an integral part of the financial statements.


                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                                 September 26,            December 31,
                                                      1998                    1997
                                                  (unaudited)
                                             -----------------------   -------------------

CURRENT LIABILITIES
Current maturities of long-term obligations              $2,663,565            $3,349,000
Borrowings under credit agreement                        31,520,000             4,000,000
Accounts payable                                          4,801,183             6,384,876
Accrued expenses                                          7,163,751             7,031,115
Dividends payable                                                 0               866,805
Income taxes payable                                        398,230             1,513,674
                                             -----------------------   -------------------

          Total current liabilities                      46,546,729            23,145,470

ACCRUED POSTRETIREMENT BENEFIT COST                       1,389,551             1,364,401
LONG-TERM OBLIGATIONS                                    10,662,156            12,499,035
DEFERRED COMPENSATION                                     1,544,379             1,556,275
                                             -----------------------   -------------------

          Total liabilities                              60,142,815            38,565,181
                                             -----------------------   -------------------

MINORITY INTEREST                                                 0             1,505,879
                                             -----------------------   -------------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                       67,176                67,176
Additional paid-in capital                               27,580,355            27,579,147
Retained earnings                                        36,166,998            34,645,000
Treasury stock                                            (613,475)             (442,863)
                                             -----------------------   -------------------

  Total shareholders' equity                            63,201,054            61,848,460
                                             -----------------------   -------------------

  Total liabilities and shareholders' equity          $123,343,869          $101,919,520
                                             =======================   ===================


The accompanying notes are an integral part of the financial statements.



                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                   Three Months Ended                        Nine Months Ended
                                           September 26,        September 27,       September 26,       September 27,
                                               1998                  1997                1998                1997
                                         ------------------    -----------------   -----------------   -----------------

Net sales  (3)                                 $37,506,369          $41,884,450         $96,903,011        $103,003,126
Cost of goods sold                              27,346,329           29,462,251          71,286,728          74,643,212
                                         ------------------    -----------------   -----------------   -----------------
      Gross profit                              10,160,040           12,422,199          25,616,283          28,359,914

Selling and administrative expenses              7,323,993            7,269,995          21,664,114          20,541,615
                                         ------------------    -----------------   -----------------   -----------------
      Operating income                           2,836,047            5,152,204           3,952,169           7,818,299
Non-operating income (expense)
   Interest expense                              (686,896)            (597,206)         (1,629,987)         (1,369,241)
   Miscellaneous                                    24,039              268,436             181,141             493,890
                                         ------------------    -----------------   -----------------   -----------------
                                                 (662,857)            (328,770)         (1,448,846)           (875,351)

      Income before income taxes                 2,173,190            4,823,434           2,503,323           6,942,948
Provision for income taxes                         851,918            1,886,457             981,325           2,717,310
                                         ------------------    -----------------   -----------------   -----------------
      Net income before
      Minority interest                         $1,321,272           $2,936,977          $1,521,998          $4,225,638
                                         ------------------    -----------------   -----------------   -----------------
      Minority interest in net income
      of subsidiary                                      0                3,493                   0             208,188
                                         ------------------    -----------------   -----------------   -----------------

Net income                                      $1,321,272           $2,933,484          $1,521,998          $4,017,450
                                         ==================    =================   =================   =================


Basic earnings per share                             $0.20                $0.44               $0.23               $0.60
                                         ==================    =================   =================   =================

Diluted earnings per share                           $0.20                $0.44               $0.23               $0.60
                                         ==================    =================   =================   =================

Weighted average shares outstanding
   Basic earnings per share                      6,665,581            6,667,727           6,667,886           6,667,693
   Diluted earnings per share                    6,672,461            6,729,724           6,688,718           6,712,736



The accompanying notes are an integral part of the financial statements.


                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nine Months Ended
                                                         September 26,               September 27,
                                                              1998                        1997
                                                     -----------------------      -------------------

Net cash used in operating activities                         ($18,899,336)            ($22,445,450)
                                                     -----------------------      -------------------

Cash flows from investing activities
  Purchase of property and equipment                            (3,063,612)              (2,397,358)
  Purchase of minority interest-Rainfair, Inc.                  (2,364,567)                        0
  Purchase of Pro-Trak Corporation                                        0              (7,294,073)
  Security deposit                                                        0                (450,000)
  Other                                                              13,301                   16,624
                                                     -----------------------      -------------------
  Net cash used in investing activities                         (5,414,878)             (10,124,807)

Cash flows from financing activities
  Cash dividends paid                                             (866,805)                (733,439)
  Proceeds from short-term borrowings                            27,520,000               28,650,000
  Principal payments on long-term obligations                   (2,514,287)              (1,746,453)
  Purchase of treasury stock                                      (185,700)                        0
  Other                                                               8,271                 (25,615)
                                                     -----------------------      -------------------
  Net cash provided by financing activities                      23,961,479               26,144,493

  Decrease in cash and cash equivalents                           (352,735)              (6,425,764)

Cash and cash equivalents:
  Beginning                                                         426,165                6,716,183
                                                     -----------------------      -------------------

  Ending                                                            $73,430                 $290,419
                                                     =======================      ===================

Supplemental information--cash payments for:
  Interest                                                       $1,395,298               $1,056,581
                                                     =======================      ===================

  Income taxes                                                   $1,793,765               $1,781,290
                                                     =======================      ===================



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

2.       INVENTORIES

         Inventories are comprised of the following:

                                    September 26, 1998      December 31, 1997
                                    ------------------      -----------------

           Raw Materials               $8,724,518              $8,217,160

           Work-in Process              2,553,657               1,966,916

           Finished Goods              37,845,117              32,007,233

           LIFO Reserve               (3,142,441)             (3,117,941)
                                      -----------             -----------


           Total                      $45,980,851             $39,073,368
                                      ===========             ===========

         The finished goods inventory values at December 31, 1997 and September 26, 1998 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory. During March 1998, the Company decided to rationalize the RED BALL(R) and LAKE OF THE WOODS(R) product lines and change the method of distributing the products. This has resulted in higher levels of markdown inventories, a portion of which were disposed of during the second and third quarters of 1998. While it is not expected that losses in excess of the reserves will be incurred in disposition of this markdown inventory, the sales of these goods at lower margins may impact margins reported in the fourth quarter of 1998 and the first half of 1999.

3.       ACQUISITIONS

         In July 1997, the Company acquired all of the outstanding shares of capital stock of Pro-Trak Corporation, which operated under the Lake of the Woods tradename. The purchase price, including the assumption of liabilities, was approximately $7.3 million. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair value as of the date of acquisition.

         The Company's condensed consolidated statements of income for the three months and nine months ended September 26, 1998 include the sales of LAKE OF THE WOODS(R) products. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition of Pro-Trak Corporation had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future:

                                             Three Months Ended                   Nine Months Ended
                                        September 26,      September 27,    September 26,     September 27,
                                           1998              1997              1998              1997
                                           ----              ----              ----              ----
                                                       (in thousands, except per share amounts)

           Net Sales                     $37,506            $41,884         $96,903           $108,505

           Net Income                      1,321              2,933           1,522              4,107

           Basic Earnings Per Share         $.20               $.44            $.23               $.62

           Diluted Earnings Per Share       $.20               $.44            $.23               $.61

4.       PER SHARE INFORMATION


         A reconciliation of the shares used in the basic and diluted earnings per share computation for the three months and nine months ended September 26, 1998 and September 27, 1997 is as follows:


                                             Three Months Ended                 Nine Months Ended
                                        September 26,     September 27,    September 26,     September 27,
                                           1998             1997              1998              1997
                                           ----             ----              ----              ----

           Basic - weighted average     6,665,581          6,667,727        6,667,886          6,667,693
             Shares outstanding

           Dilutive securities:
             Stock options                  6,880             61,997          20,832             45,043
                                            -----             ------          ------             ------

           Diluted - weighted average
             Shares outstanding         6,672,461          6,729,724       6,688,718          6,712,736
                                        =========          =========       =========          =========


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


                                                                  Percentage of Net Sales
                                               Three Months Ended                   Nine Months Ended
                                      September 26,      September 27,      September 26,     September 27,
                                           1998               1997              1998              1997

Net Sales                                 100.0%             100.0%            100.0%            100.0%
Cost of Goods Sold                         72.9               70.3              73.6              72.5
                                           ----               ----              ----              ----

    Gross Profit                           27.1               29.7              26.4              27.5

Selling and Administrative Expenses        19.5               17.4              22.3              19.9
                                           ----               ----              ----              ----

    Operating Income                       7.6                12.3               4.1               7.6


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending September 26, 1998 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended September 26, 1998 Compared to Three Months Ended September 27, 1997

Net Sales

Net sales for the three months ended September 26, 1998 decreased $4,378,081, or 10%, to $37,506,369 from $41,884,450 for the three months ended September 27, 1997. The decrease in net sales was primarily due to (i) reduced fill-in orders during the third quarter as a result of hot, dry weather during August and September, (ii) reduced shipments of LAKE OF THE WOODS(R) leather products due to the transition of the LAKE OF THE WOODS(R) product line and distribution to the LACROSSE(R) brand, (iii) a reduction in shipments of rubber bottoms to L.L. Bean and (iv) reduced shipments of advance orders. The advance orders available for shipment declined due to the mild 1997-98 winter weather which left dealers with carryover inventory (resulting in reduced advance orders), particularly for LACROSSE(R) and RED BALL(R) brand cold weather products. These declines were partially offset by a 2% increase in DANNER(R) brand shipments.

Gross Profit

Gross profit for the three months ended September 26, 1998 decreased 18% to $10,160,040, or 27.1% of net sales, from $12,422,199, or 29.7% of net sales, in the third quarter of 1997. The reduction in gross profit as a percent of sales was primarily the result of increased closeout shipments at reduced margins combined with generally lower production levels, which reduced the overhead absorption. Employment levels have been reduced at several plants in response to the lower production levels.

Selling and Administrative Expenses

Selling and administrative expenses in the third quarter of 1998 increased 1%, to $7,323,993, or 19.5% of net sales, from $7,269,995, or 17.4% of net sales, in the third quarter of 1997. The increase in operating expenses was primarily a result of a planned increase in consumer media advertising, increased selling and marketing expense in support of the growth of the DANNER(R) brand, and additional product development personnel. A new product research and development center was opened in La Crosse, Wisconsin during May 1998.

Interest Expense

Interest expense for the three months ended September 26, 1998 increased 15% to $686,896, or 1.8% of net sales, from $597,206, or 1.4% of net sales, for the three months ended September 27, 1997. Higher average borrowings, primarily as a result of higher inventories, was the primary reason for the increase in interest expense.

Net Income

Primarily as a result of the reduction in sales and gross margin as a percentage of net sales, net income for the third quarter of 1998 decreased to $1,321,272 from $2,933,484 in the third quarter of 1997.

Nine Months Ended September 26, 1998 Compared to Nine Months Ended September 27, 1997

Net Sales

Net sales for the nine months ended September 26, 1998 decreased $6,100,115, or 6%, to $96,903,011 from $103,003,126 for the first nine months of 1997. A weather-related decline in advance and fill-in orders for LACROSSE(R) and RED BALL(R) cold weather products combined with a decline in L.L. Bean rubber bottom shipments was partially offset by the continued growth in DANNER(R) brand sales (up 12% in the first nine months) and $2.5 million of incremental net sales from the LAKE OF THE WOODS(R) brand which was acquired in July 1997.

Gross Profit

Gross profit for the nine months ended September 26, 1998 decreased 10% to $25,616,283, or 26.4% of net sales, from $28,359,914, or 27.5% of net sales, in the first nine months of 1997. The decrease in gross profit as a percentage of net sales was primarily due to increased closeout shipments at reduced margins combined with generally lower production levels, which reduced the overhead absorption. In addition, gross profit as a percentage of net sales was negatively impacted by approximately $200,000 (.2% of net sales) of costs incurred to consolidate leather boot production.

Selling and Administrative Expenses

Selling and administrative expenses in the first nine months of 1998 increased 5% to $21,664,114, or 22.3% of net sales, from $20,541,615, or 19.9% of net sales, the first nine months of 1997. The increase in operating expenses was primarily the result of a planned increase in consumer media advertising, increased selling and marketing expense in support of the growth of the DANNER(R) brand, increased distribution cost in support of the LAKE OF THE WOODS(R) brand and additional product development personnel.

Interest Expense

Interest expense in the first nine months of 1998 increased 19% to $1,629,987, or 1.7% of net sales, from $1,369,241, or 1.3% of net sales, for the first nine months of 1997. The increase in interest expense was primarily the result of higher average borrowings to support increased levels of inventory.

Income Tax Expense

The Company's effective income tax rate was 39.2% in the first nine months of 1998 compared to 39.1% in the first nine months of 1997.

Net Income

As a result of the lower sales and lower gross profit as a percent of net sales, coupled with higher operating expenses, net income for the first nine months of 1998 decreased to $1,521,998 from $4,225,638 the first nine months of 1997.

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

Net cash used in operating activities was $18.9 million in the first nine months of 1998, $3.5 million less than the $22.4 million used in the first nine months of 1997. The primary reason for the reduction in cash used in operating activities was a $4.6 million reduction in accounts receivable from September 1997, which was a result of the decrease in net sales.

Net cash used in investing activities was $5.4 million in the first nine months of 1998 compared to $10.1 million in the first nine months of 1997. During the first nine months of 1998, in addition to $3.1 million expended for property and equipment, the Company purchased all Rainfair, Inc. common stock held by the former principal owner for approximately $2.4 million, which made Rainfair, Inc. a 100% owned subsidiary of the Company. In the first nine months of 1997, in addition to $2.4 million expended for property and equipment, the Company acquired 100% of the outstanding shares of capital stock of Pro-Trak Corporation for approximately $7.3 million. Pro-Trak Corporation owned and operated under the LAKE OF THE WOODS(R) tradename.

Net cash provided by financing activities was $24.0 million in the first nine months of 1998 compared to $26.1 million in the first nine months of 1997. Borrowings under the revolving line of credit were $1.1 million less in the first nine months of 1998 as compared to the first nine months of 1997, primarily because of reduced sales, which resulted in lower accounts receivable. In addition, repayments of long-term debt were $2.5 million in the first nine months of 1998 as compared to $1.7 million in the first nine months of 1997 as payments commenced on a term loan taken out in 1996.

In March 1995, the Company announced plans to repurchase up to 130,000 shares of common stock in the open market. During the third quarter of 1998, the Company repurchased 20,000 shares bringing the total shares repurchased to 70,000 shares. An additional 5,000 shares were repurchased during October 1998.

                                    Year 2000

The Year 2000 issue (Y2K issue) is the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in operations.

The Company began work on Y2K issues in early 1997. In early 1998, the Company established a team of people (Y2K team) to evaluate whether, and to what extent, the Year 2000 issue would impact the Company's business. While the Company sells no products which are impacted by the Y2K issue, the team did review application programs, operating systems, and equipment used in operations. A vendor contact program was also established. The Y2K team is monitoring the Company's progress in resolving all Y2K issues. To date, the Company is not aware of any Y2K issues which cannot be resolved in a timely manner.

The Company will be using outside consultants to address the Y2K issue for the application programs at one subsidiary, otherwise all work will be done internally. The Company believes it will be Y2K compliant by the second quarter of 1999. The Company believes that it will cost approximately $250,000 to address the Y2K issue, including the use of outside consultants, the purchase of new and/or updated software where required, the purchase of new equipment and the internal costs to change application programs.

The estimated costs of, and timetable for, becoming Y2K compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Shareholders, potential investors and other readers are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the accuracy of representations made by third parties concerning their compliance with Y2K issues and other factors. The estimated costs of Y2K compliance also does not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

                           PART II - Other Information




ITEM 6   Exhibits and Reports on Form 8-K

         (a)   Exhibit Number          Description

               (27)                    Financial Data Schedule (EDGAR version
                                       only)


         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended

               September 26, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LACROSSE FOOTWEAR, INC.
                                    (Registrant)


Date:   November 6, 1998     By:    /s/ Patrick K. Gantert
                                    --------------------------------------------
                                    Patrick K. Gantert
                                    President and Chief Executive Officer


Date:   November 6, 1998     By:    /s/ Robert J. Sullivan
                                    --------------------------------------------
                                    Robert J. Sullivan
                                    Vice President-Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                for the Quarterly Period ended September 26, 1998

                                     Exhibit

(27)      Financial Data Schedule (EDGAR version only)