Form 10-K
period 1998-12-31
LACROSSE FOOTWEAR INC
filed 1999-03-30
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at February 26, 1999: $21,079,885.

Number of shares of the registrant's common stock outstanding at February 26, 1999: 6,634,827 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 (incorporated by reference into Parts I, II and IV)

Portions of the Proxy Statement for 1999 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

Item 1.       Business

General

       LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting and outdoor, farm and general utility, occupational and children's markets. The Company markets its products primarily under the LACROSSE(R), RED BALL(R), LAKE OF THE WOODS(R), RAINFAIR(R) and DANNER(R) brands through an employee sales force and also through selected distributors and independent representatives. It also manufactures private label footwear, footwear components and protective clothing. LaCrosse's products are characterized by innovative design, performance features and durability, and are relatively unaffected by changing fashion trends.

       Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER(R) brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR(R) brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a 100%-owned subsidiary. Also in May 1996, the Company acquired certain operating assets and trademarks of Red Ball, Inc. ("Red Ball"). Red Ball historically sold products which competed in many of the same product categories as the LACROSSE(R) brand. In July 1997, the Company acquired all of the outstanding shares of Pro-Trak Corporation, the company that operated under the Lake of the Woods tradename. Lake of the Woods is a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets.

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

Brand Positioning

       Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER(R), LACROSSE(R), RED BALL(R) and LAKE OF THE WOODS(R) brands. Each brand is positioned differently in the marketplace in order to capitalize on differences in end user expectations for performance. The DANNER(R) brand represents the highest level of performance, with a select line of high quality, feature driven leather footwear products at premium prices. The LACROSSE(R) brand has a more extensive product line including rubber, vinyl and leather footwear and rainwear, distributed to a broad base of independent retailers. The RED BALL(R) and LAKE OF THE WOODS(R) brands offer a more narrow line of lower price and performance footwear directed to a broad consumer market.

       The Company sells products through the industrial distributor channel principally under the LACROSSE(R) and RAINFAIR(R) brands. The brands are positioned as complementary, with the LACROSSE(R) brand including a full performance range of rubber and vinyl footwear, while the RAINFAIR(R) brand includes an extensive line of rainwear and protective clothing.

Products

       The Company's brand product offering includes these major categories:

Rubber/Vinyl Footwear

       The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting, recreational and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE(R) and RED BALL(R) brands. The product line ranges from low cost vinyl-molded products to high performance, hand-crafted rubber products directed to specific occupational market niches.

       In addition, the Company is a leader in rubber/vinyl bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproofness and flexibility of rubber footwear with the fit and support of a laced leather boot.

Leather Footwear

       The Company markets leather footwear under three brand names, DANNER(R), LACROSSE(R) and LAKE OF THE WOODS(R). The DANNER(R) products consist of premium quality sporting, occupational and recreational boots available in numerous styles and usually featuring the stitch-down manufacturing process which provides outstanding built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX(R) bootie in leather boots, and it continues to include that bootie in over 90% of its products. The LACROSSE(R) brand markets a focused line of indoor and outdoor work boots appealing to consumers who desire durability and comfort. The LAKE OF THE WOODS(R) brand markets a broad line of utility, steel toe and sporting boots and recreational hikers.

Rainwear and Protective Clothing

       Rainwear and footwear are complementary products in many occupational and outdoor environments. Rainfair offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, law enforcement and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid environments and flame environments. The RAINFAIR(R) brand is recognized in the industry for its durability, quality and heritage. In recent years, the brand name has been extended to include other protective garments such as aprons and extreme cold weather clothing. Recently, a limited line of occupational and sporting rainwear was introduced under the LACROSSE(R) brand.

       LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 1998, the Company offered approximately 500 styles of footwear and rainwear.

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

       Within the retail market, the LACROSSE(R), RED BALL(R) and LAKE OF THE WOODS(R) brands are marketed through a sales force comprised of 17 Company-employed sales people and six independent sales representative groups. The DANNER(R) brand is marketed through independent sales representative groups, some of which are dedicated independent agents and some of which are multi-line representative groups. A national account sales team complements the sales activities for the brands.

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

       The Company operates three factory outlet stores whose primary purpose is disposal of slow moving, factory seconds and obsolete merchandise. Two of these stores are located at the manufacturing facilities in La Crosse, Wisconsin and Portland, Oregon. The Company also derives royalty income from Danner Japan Ltd., a Japanese joint venture in which the Company has a 10% ownership interest, on Danner Japan Ltd.'s distribution of products in Japan under the DANNER(R) brand that are manufactured by others overseas.

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

Manufacturing

       The Company produces the majority of its rubber, leather and vinyl products in its United States manufacturing facilities in La Crosse, Wisconsin, Portland, Oregon and Claremont, New Hampshire. The Company's Hillsboro, Wisconsin facility manufactures a line of waders with nylon uppers and rubber or vinyl boot bottoms, using a heat-sealing process. Leather tops and liners for the LACROSSE(R) brand rubber bottom/leather top pac boots and some leather boots are produced at the Company's Clintonville, Wisconsin facility.

       The Company manufactures a majority of its LACROSSE(R) and DANNER(R) brand footwear in the United States because the Company believes it is able to maintain better control over quality, inventory production scheduling and inventory levels. "Made in the USA" is prominently displayed in the Company's advertising, promotion and marketing materials for the LACROSSE(R) and DANNER(R) brands.

       The RAINFAIR(R), RED BALL(R) and LAKE OF THE WOODS(R) brands, which the Company started distributing during 1996 and 1997, source a substantial portion of their product offshore, primarily in the Pacific Rim. The Company also sources a portion of the

LACROSSE(R) brand leather products and rubber bottom/leather upper pac boots from the Pacific Rim. The Company intends to continue to outsource these products. The Company believes that there are adequate sources of supply for these imported products.

Suppliers

       The Company's three principal raw materials used in the production of the Company's products, based upon dollar value, are leather, crude rubber and oil-based vinyl compounds for vinyl footwear and rainwear products. While the Company saw price increases during 1995 for all three of these raw materials, prices have since stabilized at lower levels and the Company has no reason to believe that all three of these raw materials will not continue to be available at competitive prices. The Company also uses technical components in the Company's products including THINSULATE(R), GORE-TEX(R), CORDURA(R), DRI-LEX(R), POLARTEC(R) and VIBRAM(R). No interruption in the supply of any of these components is anticipated.

       The Company purchases GORE-TEX(R) waterproof fabric directly from W.L. Gore & Associates ("Gore"), for both LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner's footwear, in terms of number of pairs produced, incorporates GORE-TEX(R) waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days' written notice. The Company considers its relationships with Gore to be good. Effective January 1, 1997, the majority of Danner's GORE-TEX(R) footwear is guaranteed to be waterproof for one year from the date of purchase compared to two years previously.

Quality Assurance

       The Company's quality control programs are important to its reputation for manufacturing superior footwear. The Company is currently in the process of becoming ISO 9001 certified, with certification planned for the fourth quarter of 1999.

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

       The Company's Danner operation tests 100% of all GORE-TEX(R) bootie liners for leaks prior to sewing them into boots. At least 10% of all completed waterproof boots are filled with water for testing. Leather is tested for lasting ability, tear strength, finish and thickness.

Backlog

       At December 31, 1998, the Company had unfilled orders from its customers in the amount of approximately $13.7 million compared to $14.2 million at December 31, 1997. The decrease in backlog is primarily the result of a consumer rainwear order from a large mass merchant which was included in the December 31, 1997 backlog. All orders at December 31, 1998 are expected to be filled during 1999. Because a major portion of the Company's orders are placed in January through July for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

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

       Offshore manufacturers offer significantly lower labor costs to produce rubber and vinyl products. However, shipping costs and times, requirements for short runs on some items, and unpredictable weather patterns that would force offshore manufacturers or their distributors to store large inventories in the United States to be able to meet sudden increases in demand are some disadvantages the offshore manufacturers face. Further, because the manufacturing process for vinyl footwear products is much less labor intensive than for rubber footwear, lower offshore labor rates are less of a competitive advantage in the production of vinyl footwear. Moreover, the Company's vinyl footwear products enable the Company to compete more effectively against offshore manufacturers of rubber footwear.

       Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's Danner and LaCrosse leather product line. These competitors manufacture domestically and/or import products from offshore. Danner products effectively compete with domestically produced products, but are generally at a price disadvantage against lower cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, the Danner protective footwear line has maintained a strong competitive position in its current market niches. In leather boots, the LACROSSE(R) and LAKE OF THE WOODS(R) brands, because of their market position, source product both domestically and from offshore. Therefore, they compete with other distributors with products sourced from offshore locations.

Employees

       As of December 31, 1998, the Company had approximately 1,250 employees, all located in the United States. Approximately 450 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in September 2001, approximately 180 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2002 and approximately 55 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in July 2000. The Company has approximately 260 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland, Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

       The Company owns United States federal registrations for several of its marks, including LACROSSE(R), DANNER(R), RED BALL(R), LAKE OF THE WOODS(R), RAINFAIR(R), LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, ALLTEMP(R), DURALITE(R), FIRETECH(R), FLY-LITE(R), ICE KING(R), ICECUBE(R), ICEMAN(R), TERRAIN KING(R), AIRTHOTIC(R), CROSS-HIKER(R), THERMONATOR(R) and RED BALL JETS(R). The Company also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP(R), ICEMAN(R), AIRBOB(R) and stylized Indianhead design and in Mexico for its mark LACROSSE and stylized Indianhead design. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE(R), DANNER(R), RED BALL(R), LAKE OF THE

WOODS(R) and RAINFAIR(R) names, the Company does not believe any trademark is material to its business.

       Prior to 1999, the Company paid a royalty on sales of products carrying the DANNER(R) name equal to 0.5% of the price of products sold that applies to net sales in excess of $4.0 million annually. The royalty agreement expired on December 31, 1998.

       The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

       The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB(R) outsole; a neoprene wader upper with an expandable chest; and a patent for its AIRTHOTIC(R), which is a ventilated arch support that fits under the heel.

Seasonality/Working Capital

       As has traditionally been the case, the Company's sales in 1998 were higher in the last two quarters of the year than in the first two quarters and, in order to satisfy shipping requirements, the Company builds inventory during the first half of the year and offers customers price discounts and extended terms during such time. The Company expects these trends to continue. Additional information about the seasonality and working capital requirements of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" on page 5 of the Company's 1998 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

Foreign Operations and Export Sales

       Other than the Company's 10% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 1998.

Environmental Matters

       The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 1999, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

       The following table sets forth certain information, as of March 15, 1999, regarding the executive officers of the Company.

      Name                  Age               Position
      ----                  ---               --------
George W. Schneider         76      Chairman of the Board and Director
Frank J. Uhler, Jr.         68      Vice Chairman of the Board and Director
Patrick K. Gantert          49      President, Chief Executive Officer and
                                      Director
Wayne L. Berger             52      Vice President - Purchasing
Stephen F. Bonner           45      Vice President - Claremont Operations
Kenneth F. Ducke            55      Treasurer and Assistant Secretary
Joseph F. Fahey             44      Vice President - Retail Sales and Marketing
Peter V. Fiorini            61      Vice President - Special Markets
David F. Flaschberger       40      Vice President - Human Resources
David R. Llewellyn          61      Vice President - Marketing and Business
                                    Development
Robert G. Rinehart, Jr.     46      Vice President - Product Development
Joseph P. Schneider         39      Vice President of the Company and President
                                      and Chief Executive Officer of Danner
Robert J. Sullivan          52      Vice President - Finance and Administration
                                      and Chief Financial Officer
John A. Tadewald            60      Vice President - Engineering

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

       Peter V. Fiorini joined the Company in July 1991 as Vice President - Industrial Sales. He served in such capacity until May 1998, when he was elected Vice President - Special Markets.

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

       Joseph P. Schneider has served as a Vice President of the Company since June 1996 and as President and Chief Executive Officer of Danner since October 1998. Prior thereto, Mr. Schneider served as President and Chief Operating Officer of Danner since December 1997, as Executive Vice President and Chief Operating Officer of Danner since June 1996 and as Vice President - Retail Sales of the Company from January 1993 until June 1996. From 1985, when he joined the Company, until January 1993, Mr. Schneider held various sales management positions.

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

Item 2.   Properties

       The following table sets forth certain information, as of December 31, 1998, relating to the Company's principal facilities.

                                     Properties

                             Owned        Approximate Floor
                               or          Area in Square
Location                     Leased              Feet                     Principal Uses

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

Hillsboro, WI              Leased(3)            40,000        Manufacture component parts

Kenosha, WI                  Leased             3,000         Retail outlet store

Claremont, NH                Owned             150,000        Manufacture vinyl injection-molded products

Claremont, NH              Leased(4)            68,000        Warehouse and distribution facility

Portland, OR               Leased(5)            36,000        Manufacture DANNER(R)products, offices,
                                                              retail outlet store and warehouse space

Portland, OR               Leased(6)            16,000        Warehouse and distribution facility

Prentice, WI               Leased(7)            24,000        Warehouse and distribution facility

Racine, WI                 Leased(8)           104,700        Manufacturing, warehousing and offices for
                                                              Rainfair
-------------------------
(1)    The lease for this 212,000 square foot building adjacent to the Company's
       manufacturing   plant  in  La   Crosse,   Wisconsin   expires   in  2007.
       Approximately  50% of this  building  is  currently  sublet to the former owner. Of the portion occupied by the Company,  6,600 square feet is used for office space and the balance is used for warehouse space.

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

(5) The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(6)    The lease for this  facility  expires in December  2000.

(7)    The lease for this facility expires in 1999.

(8) The lease for this facility was entered into in May 1996 and expires in May 2001.



       Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for production of LaCrosse products for at least the next two years. Once the manufacturing facilities have reached capacity, the Company can expand further by leasing or purchasing facilities or by outsourcing products or components.

Item 3.       Legal Proceedings

       In November 1993, the Company, in order to preserve its legal rights, instituted litigation against the United States Government in the United States Court of Federal Claims ("USCFC") seeking a refund of amounts previously paid to the Internal Revenue Service ("IRS") relating to the Company's treatment of its LIFO inventory stemming from the Company's 1982 leveraged buyout. If the Government prevails in this litigation, the IRS has indicated an intention to assess the Company for additional tax, penalties, interest and other amounts for prior periods as a result of recalculating the Company's LIFO inventory reserve. The Company received a favorable decision, dated May 15, 1998, from the USCFC, which resulted in a judgment awarded to the Company. However, the Government appealed the decision and the appeal is currently being heard in the U.S. Federal Circuit Court of Appeals. The Company is not currently in a position to predict the outcome of the appeal. However, a decision by the U.S. Federal Circuit Court of Appeals in another case (Kohler Co. v. United States, Case No. 96-5043, September 17, 1997) supports one of the principal positions taken by the IRS and the Government in the USCFC litigation. The Company believes that its total current exposure to the IRS with respect to this matter is not material to the Company's financial position or results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of shareholders during the quarter ended December 31, 1998.

                                    PART II

Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

       The portions of page 20 which describe the market for and dividends declared on the Company's Common Stock and Note 5 of Notes to Consolidated Financial Statements which describe restrictions on dividends and which are contained in the Company's 1998 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

Item 6.   Selected Financial Data

       The information set forth in the table on page 4 of the Company's 1998 Annual Report to Shareholders under the caption "Five Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information set forth on pages 5 through 8 in the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of December 31, 1998, the Company had Swap Agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in 2002 with another $4.0 million maturing in 2003. The variable rate borrowings not offset by Swap Agreements at December 31, 1998 totaled $9.4 million. Swap Agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 1998, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by approximately

$16,000. The Company believes that these amounts are not material to the earnings of the Company.

Item 8.     Financial Statements and Supplementary Data

       The consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related consolidated balance sheets of the Company as of December 31, 1998 and 1997, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 1998, all set forth on pages 9 through 20 of the Company's 1998 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

Item 9.    Changes in  and Disagreements   with Accountants on  Accounting  and
           Financial Disclosure

       None.

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

       The  information  required  by this Item with  respect to  directors  and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 10 through 12, of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

       The information required by this Item is included under the captions "Board of DirectorsCDirector Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive CompensationCReport on
Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

       The  information  required  by this Item is  included  under the  caption
"Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

       The information required by this Item is included under the captions "Certain Transactions" and "Executive CompensationCCompensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.

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

    (b)      Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1999.


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

        Signature                     Title                          Date
        ---------                     -----                          ----
/s/George W. Schneider      Chairman of the Board and           March 29, 1999
------------------------    Director
George W. Schneider


/s/ Patrick K. Gantert      President, Chief Executive          March 29, 1999
------------------------    Officer and Director (Principal
Patrick K. Gantert          Executive Officer)


/s/ Robert J. Sullivan      Vice President-Finance and          March 29, 1999
------------------------    Administration and Chief Financial
Robert J. Sullivan          Officer (Principal Financial and
                            Accounting Officer)



/s/ Frank J. Uhler, Jr.     Vice Chairman of the Board          March 29, 1999
------------------------    and Director
Frank J. Uhler, Jr.

        Signature                     Title                          Date
        ---------                     -----                          ----

/s/ Craig L. Leipold                Director                  March 29, 1999
------------------------
Craig L. Leipold


/s/ Richard A. Rosenthal            Director                  March 29, 1999
------------------------
Richard A. Rosenthal


/s/ Luke E. Sims                    Director                  March 29, 1999
------------------------
Luke E. Sims


/s/ John D. Whitcombe               Director                  March 29, 1999
------------------------
John D. Whitcombe

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                            Page
                                                --------------------------------

                                                                   Annual Report
                                                 Form 10-K       to Shareholders
Consolidated Balance Sheets at
  December 31, 1998 and 1997                           -                   9

Consolidated Statements of Income for
 each of the three years in the
 period ended December 31, 1998                        -                   10

Consolidated Statements of Shareholders'
 Equity for each of the three
 years in the period ended December 31, 1998           -                   11

Consolidated Statements of Cash Flows
 for each of the three years in
 the period ended December 31, 1998                    -                   12

Notes to Consolidated Financial Statements             -                 13-19

Independent Auditor's Report                           -                   19

Independent Auditor's Report on
 Financial Statement Schedule                         22                   -

Financial Statement Schedule:

      II    -    Valuation and Qualifying
                 Accounts                           23-24                  -


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



La Crosse, Wisconsin
February 5, 1999

                                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                          Additions
                                                             -------------------------------------
                                       Balance at Beginning                                                                Balance
                                             of Period        Charged To Costs        Charged To                            at End
          Description                                           And Expenses        Other Accounts      Deductions        of Period
Year ended December 31, 1996:
 Accounts receivable allowances:
  Allowance for returns                    $    280,000          $ 1,234,556         $       --         $   947,556      $  567,000
  Allowance for cash discounts                  114,000               90,496                 --              15,496         189,000
  Allowance for doubtful accounts               381,700              167,655              335,000           178,855         705,500
  Allowance for uncollectible interest           37,560               92,268                 --              84,026          45,802
                                            -----------           ----------          -----------        ----------       ---------
                 Total                     $    813,260          $ 1,584,975         $    335,000       $ 1,225,933      $1,507,302
                                            ===========           ==========          ===========        ==========       =========
 Inventory allowances:
  Allowance for obsolescence               $    813,428          $   272,904         $    350,000       $   235,332      $1,201,000
                                            ===========           ==========          ===========        ==========       =========
 Warranty allowance:
  Allowance for warranties                 $    840,000          $ 1,057,730         $       --         $   972,730      $  925,000
                                            ===========           ==========          ===========        ==========       =========


                                                    [continued]



                                                                          Additions
                                                             -------------------------------------
                                       Balance at Beginning                                                                Balance
                                             of Period        Charged To Costs        Charged To                            at End
          Description                                           And Expenses        Other Accounts      Deductions        of Period
Year ended December 31, 1997:
 Accounts receivable allowances:
  Allowance for returns                    $    567,000          $ 1,142,866         $    280,700       $ 1,152,866      $   837,700
  Allowance for cash discounts                  189,000               63,345               65,000           217,345          100,000
  Allowance for doubtful accounts               705,500              161,524                --              292,069          574,955
  Allowance for uncollectible interest           45,802              106,290                --               95,631           56,461
                                             ----------           ----------           ----------        ----------       ----------
                 Total                     $  1,507,302          $ 1,474,025         $    345,700       $ 1,757,911      $ 1,569,116
                                             ==========           ==========           ==========        ==========       ==========
 Inventory allowances:
  Allowance for obsolescence               $  1,201,000          $   586,560         $      --          $   561,140      $ 1,226,420
                                             ==========           ==========           ==========        ==========       ==========
 Warranty allowance:
  Allowance for warranties                 $    925,000          $   769,322         $      --          $ 1,084,197      $   610,125
                                             ==========           ==========           ==========        ==========       ==========

Year ended December 31, 1998:
 Accounts receivable allowances:
  Allowance for returns                    $    837,700          $   961,211         $      --          $ 1,290,911      $   508,000
  Allowance for cash discounts                  100,000              470,090                --              482,090           88,000
  Allowance for doubtful accounts               574,955               91,562                --              289,517          377,000
  Allowance for uncollectible interest           56,461              131,812                --              128,624           59,649
                                             ----------           ----------           ----------        ----------       ----------
                 Total                     $  1,569,116          $ 1,654,675         $      --          $ 2,191,142      $ 1,032,649
                                             ==========           ==========           ==========        ==========       ==========
 Inventory allowances:
  Allowance for obsolescence               $  1,226,420          $   607,472         $      --          $   533,892      $ 1,300,000
                                             ==========           ==========           ==========        ==========       ==========
 Warranty allowance:
  Allowance for warranties                 $    610,125          $   866,268         $      --          $ 1,004,952      $   471,441
                                              =========           ==========           ==========        ==========       ==========


      The accounts receivable and inventory  allowances above were deducted from the applicable asset account.



                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number                         Exhibit Description                      Number

(2.1)      Asset Purchase Agreement, dated as of February 11,            --
           1994, between LaCrosse Footwear, Inc.
           and Danner Shoe Manufacturing Co.
           [Incorporated by reference to Exhibit (2)
           to LaCrosse Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]
(2.2)      Asset Purchase Agreement, dated May 16, 1996,                 --
           by and among Rainco, Inc., LaCrosse Footwear,
           Inc., Rainfair, Inc. and Craig L. Leipold
           [Incorporated by reference to Exhibit (2.1) to
           LaCrosse Footwear, Inc.'s Current Report on
           Form 8-K dated May 31, 1996 and filed June 14, 1996]
(3.1)      Restated Articles of Incorporation of LaCrosse                --
           Footwear, Inc. [Incorporated by reference to
           Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form
           S-1 Registration Statement (Registration No.
           33-75534)]
(3.2)      By-Laws of LaCrosse Footwear, Inc., as amended                --
           to date [Incorporated by reference to Exhibit
           (3.2) to LaCrosse Footwear, Inc.'s Annual Report
           on Form 10-K for the year ended December 31, 1994]
(4.1)      Credit Agreement, dated as of May 31, 1996, by                --
           and among LaCrosse Footwear, Inc., Firstar Bank
           Milwaukee, N.A., The Northern Trust Company, Harris
           Trust and Savings Bank and Firstar Bank Milwaukee,
           N.A., as Agent for the Banks  [Incorporated by
           reference to Exhibit (4.1) to LaCrosse Footwear,
           Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended June 29, 1996]
(4.2)      Note Purchase Agreement, dated as of June 1, 1990,            --
           between LaCrosse Footwear, Inc. and Teachers Insurance
           and Annuity Association of America  [Incorporated by
           reference to Exhibit (10.1) to LaCrosse Footwear,
           Inc.'s Form S-1 Registration Statement (Registration
           No. 33-75534)]
(4.3)      Amendment to Note Purchase Agreement, dated as of             --
           October 7, 1994, between LaCrosse Footwear, Inc. and
           Teachers Insurance and Annuity Association of America [Incorporated by reference to Exhibit (10.3) to
           LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended October 1, 1994]
(9.1)      Voting Trust Agreement, dated as of June 21, 1982,            --
           as amended [Incorporated by reference to Exhibit
           (9) to LaCrosse Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]

                                                                      Sequential
Exhibit                                                                  Page
Number                         Exhibit Description                      Number

(9.2)      Amendment No. 9 to Voting Trust Agreement, dated              --
           June 30, 1997.  [Incorporated by reference to Exhibit
           (9.2) to LaCrosse Footwear, Inc.'s Annual Report on
           Form 10-K for the year ended December 31, 1997]
(10.1)     Lease, dated as of January 7, 1991, between                   --
           LaCrosse Footwear, Inc. and Central States Warehouse,
           Inc.  [Incorporated by reference to Exhibit (10.2)
           to LaCrosse Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]
(10.2)     Amendment, dated as of June 29, 1995, to Lease                --
           between LaCrosse Footwear, Inc. and Central States
           Warehouse, Inc.  [Incorporated by reference to Exhibit
           (10.2) to LaCrosse Footwear, Inc.'s Annual Report on
           Form 10-K for the year ended December 31, 1995]
(10.3)*    Employment and Consulting Agreement, dated as of              --
           October 1, 1990 and as amended as of October 31,
           1992, between Frank J. Uhler, Jr. and LaCrosse
           Footwear, Inc. [Incorporated by reference to Exhibit
           (10.4) to LaCrosse Footwear, Inc.'s Form S-1
           Registration Statement (Registration No. 33-75534)]
(10.4)*    Amendment No. 1, dated as of December 31, 1994,               --
           to Employment and Consulting Agreement between
           Frank J. Uhler, Jr. and LaCrosse Footwear, Inc.
           [Incorporated by reference to Exhibit (10.5) to
           LaCrosse Footwear, Inc.'s Annual Report on Form
           10-K for the year ended December 31, 1994]
(10.5)*    Employment Agreement, dated as of July 1, 1992,               --
           and amended as of May 28, 1993, between Patrick K.
           Gantert and LaCrosse Footwear, Inc. [Incorporated by
           reference to Exhibit (10.8) to LaCrosse Footwear,
           Inc.'s Annual Report on Form 10-K for the year
           ended December 31, 1994]
(10.6)*    Employment Agreement, dated as of March 14, 1994,             --
           between LaCrosse Footwear, Inc. and Eric E. Merk, Sr. [Incorporated by reference to Exhibit (10.12) to LaCrosse Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]

------------
  *  A management contract or compensatory plan or arrangement.

                                                                      Sequential
Exhibit                                                                  Page
Number                         Exhibit Description                      Number

(10.7)     Amendment No. 1, dated as of June 1, 1995, to                 --
           Employment Agreement between LaCrosse Footwear,
           Inc. and Eric E. Merk, Sr.  [Incorporated by
           reference to Exhibit (10.1) to LaCrosse Footwear,
           Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1995]
(10.8)*    Employment Agreement, dated as of June 9, 1994,               --
           between David Llewellyn and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.1) to
           LaCrosse Footwear, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended July 2, 1994]
(10.9)*    LaCrosse Footwear, Inc. Deferred Compensation Plan            --
           for Key Employees, as amended and restated.
           [Incorporated by reference to Exhibit (10.9) to
           LaCrosse Footwear, Inc.'s Annual Report on Form
           10-K for the year ended December 31, 1997]
(10.10)*   LaCrosse Footwear, Inc. Deferred Compensation                 --
           Plan for Directors  [Incorporated by reference
           to Exhibit (10.15) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration
           No. 33-75534)]
(10.11)*   LaCrosse Footwear, Inc. Retirement Plan                       --
           [Incorporated by reference to Exhibit
           (10.18) to LaCrosse Footwear, Inc.'s Form
           S-1 Registration Statement (Registration
           No. 33-75534)]
(10.12)*   LaCrosse Footwear, Inc. Employees' Retirement                 --
           Savings Plan [Incorporated by reference to
           Exhibit (10.19) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration
           No. 33-75534)]
(10.13)*   LaCrosse Footwear, Inc. 1993 Employee Stock                   --
           Incentive Plan [Incorporated by reference to
           Exhibit (10.20) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration
           No. 33-75534)]
(10.14)*   LaCrosse Footwear, Inc. 1997 Employee Stock                   --
           Incentive Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s
           Annual Report on Form 10-K for the year ended
           December 31, 1996]
(10.15) Agreement, dated as of September 15, 1998, between Local No. 14L, United Steel Workers of
           America, AFL-CIO, and LaCrosse Footwear, Inc.

------------
  *  A management contract or compensatory plan or arrangement.

                                                                      Sequential
Exhibit                                                                  Page
Number                         Exhibit Description                      Number

(10.16)    Lease, dated as of March 14, 1994, between                    --
           JEPCO Development Co. and LaCrosse Footwear,
           Inc.  [Incorporated by reference to Exhibit
           (10.22) to LaCrosse Footwear, Inc.'s Form S-1
           Registration Statement (Registration No. 33-75534)]
(10.17)    Amendment, dated as of March 17, 1998, to Lease
           between JEPCO Development Co., LLC and LaCrosse
           Footwear, Inc.
(10.18)    Manufacturing Certification Agreement, dated as               --
           of October 19, 1993, between W.L. Gore &
           Associates, Inc. and Danner Shoe Manufacturing
           Co.  [Incorporated by reference to Exhibit
           (10.23) to LaCrosse Footwear, Inc.'s Form S-1
           Registration Statement (Registration No. 33-75534)]
(10.19)    Trademark License, dated as of October 19, 1993,              --
           between W.L. Gore & Associates, Inc. and Danner
           Shoe Manufacturing Co.  [Incorporated by reference
           to Exhibit (10.24) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration
           No. 33-75534)]
(10.20)    Registration Rights Agreement, dated as of March              --
           14, 1994, between LaCrosse Footwear, Inc., Danner
           Shoe Manufacturing Co. and the shareholders of
           Danner Shoe  Manufacturing Co. [Incorporated by
           reference to Exhibit (10.25) to LaCrosse
           Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]
(10.21)    Guarantee Agreement, dated as of March 14, 1994,              --
           between LaCrosse Footwear, Inc. and Danner Shoe
           Manufacturing Co. [Incorporated by reference to
           Exhibit (10.26) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration No.
           33-75534)]
(10.22)    Form of Indemnification and Investment Agreement              --
           to be entered into between LaCrosse Footwear, Inc.
           and the shareholders of Danner Shoe Manufacturing
           Co. [Incorporated by reference to Exhibit (10.27) to LaCrosse Footwear, Inc.'s Form S-1 Registration
           Statement (Registration No. 33-75534)]

                                                                      Sequential
Exhibit                                                                  Page
Number                         Exhibit Description                      Number

(10.23)*   Employment Agreement, dated as of May 31, 1996,               --
           by and between Craig L. Leipold, Rainco, Inc. and
           LaCrosse Footwear, Inc.  [Incorporated by reference
           to Exhibit (10.22) to LaCrosse Footwear, Inc.'s
           Annual Report on Form 10-K for the year ended
           December 31, 1997]
(10.24)*   Amendment Agreement, dated as of August 23, 1997,             --
           by and between LaCrosse Footwear, Inc., Rainfair,
           Inc. (f/k/a Rainco, Inc.) and Craig L. Leipold
           [Incorporated by reference to Exhibit (10.1) to
           LaCrosse Footwear, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended September 27, 1997]
(13)       Portions of the 1998 Annual Report to Shareholders
           that are incorporated by reference herein
(21)       List of subsidiaries of LaCrosse Footwear, Inc.
(23)       Consent of McGladrey & Pullen, LLP
(27.1)     Financial Data Schedule (EDGAR version only)
(99)       Proxy Statement for the 1999 Annual Meeting                  --
           of Shareholders

           [The Proxy Statement for the 1999 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]


------------
  *  A management contract or compensatory plan or arrangement.