Form 10-Q
period 1999-04-03
LACROSSE FOOTWEAR INC
filed 1999-05-17
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Wisconsin                               39-1446816
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

               1319 St. Andrew Street, La Crosse, Wisconsin 54603
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (608) 782-3020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, outstanding as of May 1, 1999:  6,400,449 shares
------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended April 3, 1999

                                                                            Page

PART I.  Financial Information

         Item 1. Condensed Consolidated Balance Sheets                      3-4

                 Condensed Consolidated Statements of Income                  5

                 Condensed Consolidated Statements of Cash Flows              6

                 Notes to Condensed Consolidated Financial Statements       7-8

         Item 2. Management's  Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-12

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                 13

PART II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                            13

                 Signatures                                                  14

                 Exhibit Index                                               15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. Financial Statements
        --------------------

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 April 3,         December 31,
                                                   1999              1998
                                               (unaudited)
                                             ---------------    --------------

CURRENT ASSETS
Cash and cash equivalents                           $537,360          $363,966
Accounts receivable, less allowances of
   $912,076 and $957,649, respectively            19,446,136        23,150,999
Inventories (2)                                   43,459,424        39,697,660
Prepaid expenses                                   2,819,081         2,296,340
Deferred tax assets                                1,999,200         1,992,900
                                             ---------------    --------------

          Total current assets                    68,261,201        67,501,865


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization                  13,643,078        14,001,642
INTANGIBLES                                       15,327,438        15,528,357
OTHER ASSETS                                       1,618,148         1,582,648
                                             ---------------    --------------

          Total assets                           $98,849,865       $98,614,512
                                             ===============    ==============


The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)

                                                 April 3,         December 31,
                                                   1999              1998
                                               (unaudited)
                                             ---------------    --------------

CURRENT LIABILITIES
Current maturities of long-term obligations      $ 2,264,815       $ 2,668,565
Borrowings under credit agreement                 13,005,000         9,500,000
Accounts payable                                   4,202,201         3,469,159
Accrued expenses                                   5,172,100         5,536,163
Dividends payable                                          0           863,776
Income taxes payable                                 122,417           662,285
                                             ---------------    --------------

          Total current liabilities               24,766,533        22,699,948

ACCRUED POSTRETIREMENT BENEFIT COST                1,512,451         1,462,401
LONG-TERM OBLIGATIONS                              9,427,732         9,827,182
DEFERRED COMPENSATION                              1,580,453         1,589,414
                                             ---------------    --------------

          Total liabilities                       37,287,169        35,578,945
                                             ---------------    --------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                67,176            67,176
Additional paid-in capital                        26,434,480        27,582,547
Retained earnings                                 35,891,307        36,041,194
Treasury stock                                      (830,267)         (655,350)
                                             ---------------    --------------

          Total shareholders' equity              61,562,696        63,035,567
                                             ---------------    --------------

          Total liabilities and
          shareholders' equity                   $98,849,865       $98,614,512
                                             ===============    ==============



The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                      Three Months Ended
                                                    April 3,        March 28,
                                                     1999             1998
                                                 --------------  --------------

        Net sales                                   $27,946,067     $29,935,896
        Cost of goods sold                           20,474,237      22,168,466
                                                 --------------  --------------

              Gross profit                            7,471,830       7,767,430

        Selling and administrative expenses           7,369,362       7,134,172
                                                 --------------  --------------

              Operating income                          102,468         633,258

        Non-operating income (expense)
           Interest expense                            (375,525)       (410,600)
           Miscellaneous                                 26,523          87,601
                                                 --------------  --------------
                                                       (349,002)       (322,999)
                                                 --------------  --------------

              Income (loss) before income taxes        (246,534)        310,259

        Provision for income taxes                       96,647        (121,621)
                                                 --------------  --------------

        Net income (loss)                             ($149,887)       $188,638
                                                 ==============  ==============

        Basic earnings (loss) per share                  ($0.02)          $0.03
                                                 ==============  ==============

        Diluted earnings (loss) per share                ($0.02)          $0.03
                                                 ==============  ==============

        Weighted average shares outstanding:
            Basic earnings per share                  6,637,812       6,668,684
            Diluted earnings per share                6,637,812       6,705,751


The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Three Months Ended
                                                    April 3,        March 28,
                                                     1999             1998
                                                 --------------  --------------

Net cash provided by (used in)
 operating activities                                 $155,469      ($5,345,399)
                                                --------------  ---------------

Cash flows from investing activities
  Purchase of property and equipment                  (497,116)        (980,257)
  Purchase of minority interest-Rainfair, Inc.               0       (2,364,567)
                                                --------------  ---------------
  Net cash used in investing activities               (497,116)      (3,344,824)

Cash flows from financing activities
  Cash dividends paid                                 (863,775)        (866,805)
  Proceeds from short-term borrowings                3,505,000       10,165,000
  Principal payments on long-term obligations         (800,000)        (800,000)
  Purchase of treasury stock                          (174,917)               0
  Settlement of Danner acquisition contingency      (1,148,067)               0
  Other                                                 (3,200)          13,621
                                                --------------  ---------------
  Net cash provided by financing activities            515,041        8,511,816

  Increase (decrease) in cash and
   cash equivalents                                    173,394         (178,407)

Cash and cash equivalents:
  Beginning                                            363,966          426,165
                                                --------------  ---------------

  Ending                                              $537,360         $247,758
                                                ==============  ===============

Supplemental information--cash payments for:
  Interest                                            $327,620         $271,610
                                                ==============  ===============

  Income taxes                                        $530,866       $1,438,637
                                                ==============  ===============


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES

     Inventories are comprised of the following:

                                    April 3, 1999          December 31, 1998
                                    -------------          -----------------

         Raw Materials                 $8,665,818                 $8,539,889

         Work-in Process                1,947,897                  1,535,855

         Finished Goods                35,705,552                 32,391,759

         LIFO Reserve                 (2,859,843)                (2,769,843)
                                      -----------                -----------
         Total                        $43,459,424                $39,697,660
                                      ===========                ===========

     The finished goods inventory values at December 31, 1998 and April 3, 1999 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

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

     Effective January 3, 1999, the Company's Board of Directors granted options to purchase approximately 110,000 shares of common stock under the 1997 Plan. The exercise price for these options is $8.625 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on December 31, 1998. Because the options vest in equal increments over a five-year period, none of such options will be exercisable until January 2000.

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

                                                Percentage of Net sales
                                                -----------------------
                                                  Three Months Ended

                                            April 3,             March 28,
                                              1999                  1998
                                              ----                  ----

Net Sales                                    100.0%                100.0%
Cost of Goods Sold                            73.3                  74.1
                                              ----                  ----
   Gross Profit                               26.7                  25.9
Selling and Administrative Expenses           26.3                  23.8
                                              ----                  ----
Operating Income                               0.4%                  2.1%


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending April 3, 1999 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended April 3, 1999 Compared to Three Months Ended March 28, 1998

Net Sales

Net sales for the three months ended April 3, 1999 decreased $1,989,829, or 7%, to $27,946,067 from $29,935,896 for the first three months of 1998. The reduction in net sales was largely the result of a weather related reduction in fill-in shipments during February and March and a $.9 million reduction in shipments to L.L. Bean, the result of their April 1998 decision to discontinue the use of handcrafted rubber bottoms in their "Bean Boot" line. Also contributing to the reduction was a lower percentage of Fall advance orders which shipped during the first quarter of 1999 as compared to 1998. These reductions were partially offset by an 8% increase in DANNER(R) brand shipments.

Gross Profit

Gross profit for the three months ended April 3, 1999 decreased 4% to $7,471,830, or 26.7% of net sales, from $7,767,430, or 25.9% of net sales, in the first quarter of 1998. While gross profit did decrease $295,600 during the quarter, primarily as a result of lower sales, gross profit as a percent of net sales increased from 25.9% to 26.7%. The increase in gross profit as a percent of net sales was primarily the result of reduced shipments of low margin rubber pac boot bottoms coupled with increased margins on the DANNER(R) brand business due to higher factory utilization, product mix and a reduction in defective returns.

Selling and Administrative Expenses

Selling and administrative expenses in the first quarter of 1999 increased 3%, to $7,369,362, or 26.3% of net sales, from $7,134,172, or 23.8% of net sales in the first quarter of 1998. The increase in operating expenses for the first quarter of 1999 compared to the first quarter of 1998 was mainly due to increased sales and marketing expenses in support of the DANNER(R) brand and the industrial channel of distribution to take advantage of growth opportunities. Increases in product development and distribution expenses were offset by decreases in volume related variable expenses.

Interest Expense

Interest expense for the three months ended April 3, 1999 decreased 8% to $375,525, or 1.3% of net sales, from $410,600, or 1.4% of net sales, for the three months ended March 28, 1998. The decrease was the result of lower average borrowings, primarily as a result of lower levels of accounts receivable and inventories.

Income Tax Expense

The Company's effective income tax rate was 39.2% in the first quarter of 1999, the same as the first quarter of 1998.

                         Liquidity and Capital Resources
                         -------------------------------

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

Net cash provided by operating activities was $.2 million in the first quarter of 1999 compared to a $5.3 million usage of cash in the first quarter of 1998. In the first quarter of 1999, a $3.8 million increase in inventories was essentially offset by a decrease in accounts receivable; whereas in the first quarter of 1998, a $7.2 million increase in inventories was only partially offset by a $2.4 million decrease in accounts receivable. The 1998 increase in inventories resulted because production levels had not been reduced to correspond to the level of shipments.

Net cash used in investing activities was $.5 million in the first quarter of 1999 compared to $3.3 million in the first quarter of 1998. During the first quarter of 1998, $2.4 million of cash was used to purchase all Rainfair, Inc. common stock held by the former principal owner, which made Rainfair, Inc. a 100% owned subsidiary of the Company, and $.9 million of cash was used for capital expenditures. The only cash used in investing activities during the first quarter of 1999 was $.5 million for capital expenditures.

Net cash provided by financing activities was $.5 million in the first quarter of 1999 compared to $8.5 million in the first quarter of 1998. $3.5 million of borrowings under the line of credit during the first quarter of 1999 were used to pay dividends ($.9 million), make principal payments on long-term obligations ($.8 million), purchase treasury stock ($.2 million), pay an obligation related to the shares issued in the 1994 acquisition of Danner ($1.1 million) and for capital expenditures ($.5 million). This compares to the first quarter of 1998 when $10.2 million of borrowings under the line of credit were used to pay cash dividends ($.9 million), make principal payments on long-term obligations ($.8 million), for capital expenditures ($.9 million), purchase shares in Rainfair, Inc. ($2.4 million) and used to support the growth in working capital, primarily inventories (balance of borrowings).

In March 1995, the Company announced plans to repurchase up to 130,000 shares of common stock in the open market. In March 1999, the Board of Directors approved an additional share repurchase of 375,000, shares bringing the total share repurchase authorization to 505,000 shares. During the first quarter of 1999, the Company repurchased 25,600 shares bringing the total shares repurchased to 95,600 shares. An additional 83,200 shares were repurchased during April 1999.

In addition, in April 1999, the Company repurchased, in a private transaction at the current market price, 135,178 shares of common stock issued in connection with the Company's 1994 acquisition of Danner Shoe Manufacturing Co. The shares had been held by Eric E. Merk, Sr., his wife and a minority shareholder. The transaction was precipitated by the recent untimely death of Mr. Merk. This repurchase was done under a separate repurchase authorization approved by the Board of Directors.

                                    Year 2000
                                    ---------

The Year 2000 (Y2K) issue is the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in operations.

The Company began work on Y2K issues in early 1997. In early 1998, the Company established a team of people (Y2K team) to evaluate whether, and to what extent, the Y2K issue would impact the Company's business. While the Company sells no products which are impacted by the Y2K issue, the team did review application programs, operating systems and equipment used in operations. A vendor contact program was established which to date has uncovered no material issues. The Y2K team is monitoring the Company's progress in resolving all Y2K issues. To date, the Company is not aware of any Y2K issues which cannot be resolved in a timely manner.

The Company is using outside consultants to address the Y2K issue for the application programs at one subsidiary, otherwise all work is being done internally. The Company believes it will be Y2K compliant during the third quarter of 1999. The Company currently estimates that it will spend approximately $300,000 during the years 1997 through 1999 to address the Y2K issue, with approximately $125,000 of these funds to be expended during 1999. These costs include the use of outside consultants, the purchase of new and/or updated software where required, the purchase of new equipment and the internal costs to change application programs. The estimated costs of Y2K compliance do not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

The Company does not believe that the implementation of its Y2K compliance plan will have a material effect on the Company's business operations, financial condition, liquidity or capital resources. Management of the Company believes it has an effective program in place to address the Y2K issue in a timely manner. As a component of the Company's Y2K compliance plan, the Company will be developing contingency plans to mitigate the effects of potential problems experienced by it or its key vendors or suppliers in the timely implementation of its Y2K compliance plan. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be adversely affected.

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

ITEM 3. Quantitative and Qualitative Discloures About Market Risk
        ---------------------------------------------------------


The Company has not experienced any material changes in its market risk exposures since December 31, 1998.


                           PART II - Other Information
                           ---------------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit Number Description

               (4) Extension of Term, dated as of March 31, 1999, of the Voting Trust Agreement, dated as of June 12, 1982, as amended.

               (27) Financial Data Schedule (EDGAR version only)


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended April 3, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LACROSSE FOOTWEAR, INC.
                                  (Registrant)


Date:   May 17, 1999         By:  /s/ Patrick K. Gantert
                                  --------------------------------------------
                                  Patrick K. Gantert
                                  President and Chief Executive Officer


Date:   May 17, 1999         By:  /s/ Robert J. Sullivan
                                  --------------------------------------------
                                  Robert J. Sullivan
                                  Vice President-Finance and Administration
                                  And Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended April 3, 1999

                                     Exhibit
                                     -------

(4) Extension of Term, dated as of March 31, 1999, of the Voting Trust Agreement, dated as of June 12, 1982, as amended.

(27) Financial Data Schedule (EDGAR) version only)