Form 10-Q
period 1999-07-03
LACROSSE FOOTWEAR INC
filed 1999-08-17
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 3, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Wisconsin                                 39-1446816
               -----------                               ------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                  1319 St. Andrew Street, La Crosse, Wisconsin
                                      54603
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (608) 782-3020
                 ----------------------------------------------
                    (Registrant's telephone number, including
                                   area code)

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

Common Stock, $.01 par value, outstanding as of August 1, 1999: 6,400,449 shares
------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended July 3, 1999




                                                                            Page
                                                                            ----

PART I.     Financial Information

            Item 1. Condensed Consolidated Balance Sheets                    3-4

                    Condensed Consolidated Statements of Income                5

                    Condensed Consolidated Statements of Cash Flows            6

                    Notes   to   Condensed    Consolidated   Financial         7
                    Statements

             Item   Management's  Discussion and Analysis of Financial
            2.      Condition and Results of Operations                     8-12

            Item 3. Quantitative and Qualitative Disclosure About             13
                    Market Risk

PART II.    Other Information

            Item 4. Submission  of  Matters  to  a  Vote  of  Security        13
                    Holders

            Item 5. Other Information                                         13

            Item 6. Exhibits and Reports on Form 8-K                          13

            Signatures                                                        14

            Exhibit Index                                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                              July 3,         December 31,
                                               1999               1998
                                            (unaudited)
                                          ----------------   ---------------


CURRENT ASSETS
Cash and cash equivalents                    $     85,198       $   363,966
Accounts receivable, less allowances of
   $869,479 and $957,649, respectively         24,049,004        23,150,999
Inventories (2)                                46,733,960        39,697,660
Prepaid expenses                                2,820,946         2,296,340
Deferred tax assets                             2,281,900         1,992,900
                                          ----------------   ---------------

          Total current assets                 75,971,008        67,501,865


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization               13,573,760        14,001,642
INTANGIBLES                                    15,126,589        15,528,357
OTHER ASSETS                                    1,661,282         1,582,648
                                          ----------------   ---------------

          Total assets                       $106,332,639       $98,614,512
                                          ================   ===============






    The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)




                                                      July 3,       December 31,
                                                       1999            1998
                                                    (unaudited)
                                                    -------------   ------------

CURRENT LIABILITIES
Current maturities of long-term obligations         $    828,750    $ 2,668,565
Borrowings under credit agreement                     22,660,000      9,500,000
Accounts payable                                       2,722,826      3,469,159
Accrued expenses                                       5,937,696      5,536,163
Dividends payable                                              0        863,776
Income taxes payable                                      63,409        662,285
                                                    -------------   ------------

     Total current liabilities                        32,212,681     22,699,948

ACCRUED POSTRETIREMENT BENEFIT COST                    1,562,501      1,462,401
LONG-TERM OBLIGATIONS                                 11,428,282      9,827,182
DEFERRED COMPENSATION                                  1,577,767      1,589,414
                                                    -------------   ------------

     Total liabilities                                46,781,231     35,578,945
                                                    -------------   ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                    67,176         67,176
Additional paid-in capital                            26,434,480     27,582,547
Retained earnings                                     35,570,956     36,041,194
Treasury stock                                        (2,521,204)      (655,350)
                                                    -------------   ------------

     Total shareholders' equity                       59,551,408     63,035,567
                                                    -------------   ------------

     Total liabilities and shareholders' equity     $106,332,639    $98,614,512

                                                    =============   ============






    The accompanying notes are an integral part of the financial statements.




                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                              Three Months Ended             Six Months Ended
                                            July 3,       June 27,         July 3,       June 27,
                                             1999           1998            1999           1998
                                          -----------    -----------     -----------   -----------

Net sales                                 $26,788,323    $29,460,746     $54,734,390   $ 59,396,642
Cost of goods sold                         19,701,270     21,771,933      40,175,507     43,940,399
                                          -----------    -----------     -----------   -----------

      Gross profit                          7,087,053      7,688,813      14,558,883    15,456,243

Selling and administrative expenses         7,228,062      7,205,949      14,597,424    14,340,121
                                          -----------    -----------     -----------   -----------

      Operating income (loss)                (141,009)       482,864         (38,541)    1,116,122
Non-operating income (expense)
   Interest expense                          (450,627)      (532,491)       (826,152)     (943,091)
   Miscellaneous                               64,716         69,501          91,239       157,102
                                          -----------    -----------     -----------   -----------
                                             (385,911)      (462,990)       (734,913)     (785,989)

      Income (loss) before income taxes      (526,920)        19,874        (773,454)      330,133

Provision for income taxes                    206,569         (7,786)        303,216      (129,407)
                                          -----------    -----------     -----------   -----------

 Net income (loss)                       ($   320,351)   $    12,088    ($   470,238)  $   200,726
                                          ===========    ===========     ===========   ===========

Basic earnings (loss) per share          ($      0.05)   $      0.00    ($      0.07)  $      0.03
                                          ===========    ===========     ===========   ===========

Diluted earnings (loss) per share        ($      0.05)   $      0.00    ($      0.07)  $      0.03
                                          ===========    ===========     ===========   ===========

Weighted average shares
outstanding
   Basic earnings per share                 6,441,405      6,669,427       6,541,218     6,669,064
   Diluted earnings per share               6,441,405      6,692,665       6,541,218     6,699,186






    The accompanying notes are an integral part of the financial statements.



                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months Ended
                                                         July 3,              June 27,
                                                          1999                  1998
                                                     ----------------     -----------------

Net cash used in operating activities                   ($7,928,630)         ($10,471,008)
                                                     ----------------     -----------------

Cash flows from investing activities
  Purchase of property and equipment                     (1,323,593)           (2,245,731)
  Investment in Danner - Japan                              (70,134)                    0
  Purchase of minority interest-Rainfair, Inc.                    0            (2,364,567)
  Other                                                           0                 9,100
                                                     ----------------     -----------------
  Net cash used in investing activities                  (1,393,727)           (4,601,198)

Cash flows from financing activities
  Cash dividends paid                                      (863,775)             (866,805)
  Proceeds from long-term obligations                    12,500,000                     0
  Proceeds from short-term borrowings                    13,160,000            18,100,000
  Principal payments on long-term obligations           (12,738,715)           (2,514,287)

  Purchase of treasury stock                             (1,865,854)                    0
  Settlement of Danner acquisition contingency           (1,148,067)                    0

  Other                                                           0                10,946
                                                     ----------------     -----------------
  Net cash provided by financing activities               9,043,589            14,729,854

  Decrease in cash and cash equivalents                    (278,768)             (342,352)

Cash and cash equivalents:
  Beginning                                                 363,966               426,165
                                                     ----------------     -----------------

  Ending                                                 $   85,198           $    83,813
                                                     ================     =================

Supplemental information--cash payments for:
  Interest                                               $  735,994           $   826,231
                                                     ================     =================

  Income taxes                                           $  642,576           $ 1,792,565
                                                     ================     =================



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

2.     INVENTORIES

       Inventories are comprised of the following:

                                          July 3, 1999      December 31, 1998
                                          ------------      -----------------

       Raw Materials                        $8,255,794             $8,539,889

       Work-in Process                       1,365,745              1,535,855

       Finished Goods                       39,873,264             32,391,759

       LIFO Reserve                         (2,760,843)            (2,769,843)
                                          ------------            -----------

       Total                               $46,733,960            $39,697,660
                                          ============            ===========

       The finished goods inventory values at July 3, 1999 and December 31, 1998 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

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

                                             Percentage of Net Sales
                                    Three Months Ended        Six Months Ended
                                   July 3,     June 27,     July 3,    June 27,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----

Net Sales                           100.0%      100.0%      100.0%      100.0%
Cost of Goods Sold                   73.5        73.9        73.4        74.0
                                     ----        ----        ----        ----

    Gross Profit                     26.5        26.1        26.6        26.0

Selling and Administrative           27.0        24.5        26.7        24.1
                                     ----        ----        ----        ----
Expenses

    Operating Income (Loss)          ( .5)        1.6         (.1)        1.9

The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ending July 3, 1999 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended July 3, 1999 Compared to Three Months Ended June 27, 1998

Net Sales

Net sales for the three months ended July 3, 1999 decreased $2,672,423, or 9%, to $26,788,323 from $29,460,746 for the three months ended June 27, 1998. The decrease in net sales was largely due to a nonrecurring $1.4 million shipment of consumer rainwear to a large mass merchant during the second quarter of 1998. Also contributing to the lower sales was a $.7 million reduction in shipments to L.L. Bean, the result of their April 1998 decision to discontinue the use of handcrafted bottoms in their "Bean Boot" line, reduced shipments of closeouts and a lower percentage of DANNER(R) Fall advance orders which shipped during the second quarter of 1999 as compared to 1998.

Gross Profit

Gross profit for the three months ended July 3, 1999 decreased to $7,087,053, or 26.5% of net sales, from $7,688,813, or 26.1% of net sales, in the second quarter of 1998. The increase in gross profit as a percent of sales was primarily the result of increased margins on DANNER(R) shipments, related primarily to product mix, and a reduction in shipments of lower margin closeouts. Lower production levels, which reduced overhead absorption, and start up costs associated with leather footwear production in the Company's Clintonville, Wisconsin plant partially offset the higher margins.


Selling and Administrative Expenses

Selling and administrative expenses in the second quarter of 1999, increased to $7,228,062, or 27.0% of net sales, from $7,205,949, or 24.5% of net sales in the second quarter of 1998. Increased sales and marketing expenses at both Danner and the Industrial Division combined with increased product development support were largely offset by the volume related decrease in variable operating expenses.

Interest Expense

Interest expense for the three months ended July 3, 1999 decreased 15% to $450,627, or 1.7% of net sales, from $532,491, or 1.8% of net sales, for the three months ended June 27, 1998. Lower average borrowings, primarily as a result of lower inventories and receivables, was the primary reason for the decrease in interest expense.

Six Months Ended July 3, 1999 Compared to Six Months Ended June 27, 1998

Net Sales

Net sales for the six months ended July 3, 1999 decreased $4,662,252, or 8%, to $54,734,390 from $59,396,642 for the first six months of 1998. The reduction in net sales was largely the result of a nonrecurring $1.4 million shipment of consumer rainwear to a large mass merchant during the first half of 1998 and a $1.5 million reduction in shipments to L.L. Bean, the result of their April 1998 decision to discontinue the use of handcrafted bottoms in their "Bean Boot" line. Also contributing to the decrease were a reduction in weather related fill-in shipments during February and March and a decrease in shipments of closeouts.

Gross Profit

Gross profit for the six months ended July 3, 1999 decreased 6% to $14,558,883, or 26.6% of net sales, from $15,456,243, or 26.0% of net sales, in the first six months of 1998. While gross profit did decrease $897,360 during the first half, primarily as a result of lower sales, gross profit as a percent of net sales increased from 26.0% to 26.6%. The increase in gross profit as a percent of net sales was primarily the result of reduced shipments of low margin rubber pac boot bottoms and increased margins on DANNER(R) shipments, related primarily to product mix.

Reduced shipments of closeouts also contributed to the increase in margins as a percent of net sales. Lower production levels, which reduced overhead absorption, and start up costs associated with leather footwear production in the Company's Clintonville, Wisconsin plant partially offset the higher margins.


Selling and Administrative Expenses

Selling and administrative expenses in the first half of 1999 increased 2%, to $14,597,424, or 26.7% of net sales, from $14,340,121, or 24.1% of net sales, the first half of 1999. The increase in operating expenses for the first half of 1999 compared to the first half of 1998 was mainly due to increased sales and marketing expenses at both Danner and the Industrial Division, increased product development support and increased distribution expenses. These expense increases were partially offset by decreases in volume related variable expenses.

Interest Expense

Interest expense in the first half of 1999 decreased 12% to $826,152, or 1.5% of net sales, from $943,091, or 1.6% of net sales, for the first half of 1998. The decrease in interest expense was the result of lower average borrowings, primarily as a result of lower levels of accounts receivable and inventories.

Income Tax Expense

The Company's effective income tax rate was 39.2% in the first half of both 1999 and 1998.

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

Net cash used in operating activities was $7.9 million in the first half of 1999 compared to $10.5 million in the first half of 1998. A $7.0 million seasonal increase in inventories in the first half of 1999 compared to a $10.8 million seasonal increase in the first half of 1998 was the primary reason for the lower level of cash used in operating activities in the first half of 1999 compared to 1998.

Net cash used in investing activities was $1.4 million in the first half of 1999 compared to $4.6 million in the first half of 1998. During the first half of 1998, $2.4 million of cash was used to purchase all Rainfair, Inc. common stock held by the former principal owner, which made Rainfair, Inc. a 100% owned subsidiary of the Company. Also contributing to the reduction in cash used in investing activities was reduced expenditures for property and equipment ($1.3 million in 1999 as compared to $2.2 million in 1998).

Net cash provided by financing activities was $9.0 million in the first half of 1999 compared to $14.7 million in the first half of 1998. During the first half of 1999, $12.5 million of new long-term obligations and $13.2 million of short-term borrowings were used to repay $12.7 million of long-term obligations, purchase treasury stock ($1.9 million), pay an obligation related to the shares issued in the 1994 acquisition of Danner ($1.1 million), pay dividends ($.9 million), for capital expenditures ($1.3 million) and fund the $7.9 million of cash used in operating activities. During the first half of 1998, $18.1 million of short-term borrowings under the revolving line of credit were used to make principal payments on long-term obligations ($2.5 million), pay cash dividends ($.9 million), for capital expenditures ($2.2 million), purchase shares in Rainfair, Inc. ($2.4 million) and used to support the growth in working capital, primarily inventories (balance of borrowings).

In May 1999, the Company renegotiated its unsecured credit agreement with Firstar Bank Milwaukee, N.A. as the lead bank. Under the terms of the revised agreement, the line of credit was increased to $75.0 million, including a $12.5 million term loan, from the present maximum level of $60.1 million, including a $10.1 million term loan which was repaid. The term loan which the Company took out in May 1999, is due May 28, 2004 and calls for quarterly payments of $.4 million commencing in August 1999. At the Company's option, the interest rate on the revolving portion of the loan is either the bank's prime rate or LIBOR (for the applicable loan period) plus either .75% of 1.0% depending upon the Company's leverage ratio. The Company currently qualifies for LIBOR plus .75%. The rate for the term loan is .375% higher than for the revolving loans. Under the revised agreement, the Company also has an option to sell unrated commercial paper through Firstar Bank Milwaukee, N.A. The credit agreement expires on May 28, 2002.

                                    Year 2000

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

The Company is using outside consultants to address the Y2K issue for the application programs at one subsidiary, otherwise all work is being done internally. The Company believes it will be Y2K compliant early in the fourth quarter of 1999. The Company currently estimates that it will spend approximately $300,000 during the years 1997 through 1999 to address the Y2K issue, with approximately $125,000 of these funds to be expended during 1999. These costs include the use of outside consultants, the purchase of new and/or updated software where required, the purchase of new equipment and the internal costs to change application programs. The estimated costs of Y2K compliance do not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

The Company does not believe that the implementation of its Y2K compliance plan will have a material effect on the Company's business operations, financial condition, liquidity or capital resources. Management of the Company believes it has an effective program in place to address the Y2K issue in a timely manner. As a component of the Company's Y2K compliance plan, the Company will be developing contingency plans to mitigate the effects of potential problems experienced by it or its key vendors or suppliers as problems are identified. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be adversely affected.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 1998.

                           PART II - Other Information

ITEM 4   Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 20, 1999. At such meeting, Frank J. Uhler, Jr. and Richard A. Rosenthal were elected as directors of the Company for terms to expire at the 2002 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Frank J. Uhler, Jr. -
         5,733,144 shares voted for, 462,230 shares withholding authority, 0 abstentions and 0 broker non-votes; Richard A. Rosenthal - 5,733,144 shares for, 462,230 shares withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 1999 annual meeting of shareholders are as follows: terms expiring at the 2000 annual meeting -- Patrick K. Gantert, Luke E. Sims and John D. Whitcombe; and terms expiring at the 2001 annual meeting George W. Schneider, Craig L. Leipold and Joseph P. Schneider

ITEM 6   Exhibits and Reports on Form 8-K

         (a) Exhibit Number       Description
             --------------       -----------

             (4.1) Amended and Restated Credit Agreement, dated as of May 28, 1999, by and among LaCrosse Footwear, Inc., Firstar Bank Milwaukee, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank Milwaukee, N.A., as the Agent for the Banks.

             (27)           Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LACROSSE FOOTWEAR, INC.
                                      (Registrant)


Date:   August 16, 1999          By:  /s/ Patrick K. Gantert
                                      ------------------------------------------
                                      Patrick K. Gantert
                                      President and Chief Executive Officer


Date:   August 16, 1999          By:  /s/ Robert J. Sullivan
                                      ------------------------------------------
                                      Robert J. Sullivan
                                      Vice President-Finance and Administration
                                      and Chief Financial Officer
                                      (Principal    Financial   and   Accounting
                                      Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   for the Quarterly Period ended July 3, 1999

                                     Exhibit
                                     -------


(4.1) Amended and Restated Credit Agreement, dated as of May 28, 1999, by and among LaCrosse Footwear, Inc., Firstar Bank Milwaukee, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank Milwaukee, N.A., as the Agent for the Banks.

(27)   Financial Data Schedule (EDGAR version only)