Form 10-Q
period 1999-10-02
LACROSSE FOOTWEAR INC
filed 1999-11-16
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Wisconsin                             39-1446816
         -------------------------------              ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock,  $.01 par value,  outstanding  as of  November 1, 1999:
---------------------------------------------------------------------
6,379,449 shares
----------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended October 2, 1999

                                                                            Page
                                                                            ----
PART I.   Financial Information

          Item 1.  Condensed Consolidated Balance Sheets                    3-4

                   Condensed Consolidated Statements of Income                5

                   Condensed Consolidated Statements of Cash Flows            6

                   Notes to Condensed Consolidated Financial Statements       7

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-13

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk  14

PART II.  Other Information

          Item 1.  Legal Proceedings                                          14

          Item 6.  Exhibits and Reports on Form 8-K                           14

          Signatures                                                          15

          Exhibit Index                                                       16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   Financial Statements
          --------------------

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                             October 2,       December 31,
                                               1999              1998
                                            (unaudited)
                                          ---------------   ---------------


CURRENT ASSETS
Cash and cash equivalents                         $72,087          $363,966
Accounts receivable, less allowances of
   $1,112,029 and $957,649, respectively       40,446,443        23,150,999
Inventories (2)                                45,369,676        39,697,660
Prepaid expenses                                2,900,528         2,296,340
Deferred tax assets                             1,752,000         1,992,900
                                          ---------------   ---------------

          Total current assets                 90,540,734        67,501,865


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization               13,428,102        14,001,642
INTANGIBLES                                    14,925,209        15,528,357
OTHER ASSETS                                    1,751,568         1,582,648
                                          ---------------   ---------------

          Total assets                       $120,645,613       $98,614,512
                                          ===============   ===============



The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)


                                                  October 2,    December 31,
                                                    1999           1998
                                                 (unaudited)
                                                -------------   -------------

CURRENT LIABILITIES
Current maturities of long-term obligations        $1,310,000      $2,668,565
Borrowings under credit agreement                  35,989,000       9,500,000
Accounts payable                                    3,387,783       3,469,159
Accrued expenses                                    5,318,629       5,536,163
Dividends payable                                           0         863,776
Income taxes payable                                   65,937         662,285
                                                -------------   -------------

     Total current liabilities                     46,071,349      22,699,948

ACCRUED POSTRETIREMENT BENEFIT COST                 1,626,551       1,462,401
LONG-TERM OBLIGATIONS                              11,136,020       9,827,182
DEFERRED COMPENSATION                               1,584,806       1,589,414
                                                -------------   -------------

     Total liabilities                             60,418,726      35,578,945
                                                -------------   -------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                 67,176          67,176
Additional paid-in capital                         26,434,480      27,582,547
Retained earnings                                  36,384,239      36,041,194
Treasury stock                                     (2,659,008)       (655,350)
                                                -------------   -------------
     Total shareholders' equity                    60,226,887      63,035,567
                                                -------------   -------------

     Total liabilities and shareholders' equity  $120,645,613     $98,614,512
                                                =============    ============


The accompanying notes are an integral part of the financial statements.

                                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                                        Three Months Ended                          Nine Months Ended
                                                  October 2,       September 26,         October 2,        September 26,
                                                     1999              1998                1999                  1998
                                                -------------      -------------       -------------       -------------
Net sales                                         $37,024,101        $37,506,369         $91,758,491         $96,903,011
Cost of goods sold                                 27,233,828         27,346,329          67,409,335          71,286,728
                                                -------------      -------------       -------------       -------------

      Gross profit                                  9,790,273         10,160,040          24,349,156          25,616,283

Selling and administrative expenses                 7,830,976          7,323,993          22,428,400          21,664,114
                                                -------------      -------------       -------------       -------------

      Operating income                              1,959,297          2,836,047           1,920,756           3,952,169
Non-operating income (expense)
   Interest expense                                  (677,736)          (686,896)         (1,503,888)         (1,629,987)
   Miscellaneous                                       56,111             24,039             147,350             181,141
                                                -------------      -------------       -------------       -------------
                                                     (621,625)          (662,857)         (1,356,538)         (1,448,846)

      Income before income taxes                    1,337,672          2,173,190             564,218           2,503,323
Provision for income taxes                            524,389            851,918             221,173             981,325
                                                -------------      -------------       -------------       -------------


Net income                                           $813,283         $1,321,272            $343,045          $1,521,998
                                                =============      =============       =============       =============

Basic earnings per share                                $0.13              $0.20               $0.05               $0.23
                                                =============      =============       =============       =============

Diluted earnings per share                              $0.13              $0.20               $0.05               $0.23
                                                =============      =============       =============       =============

Weighted average shares outstanding
   Basic earnings per share                         6,397,608          6,665,581           6,493,185           6,667,886
   Diluted earnings per share                       6,397,608          6,672,461           6,493,185           6,688,718


The accompanying notes are an integral part of the financial statements.

                                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                           Nine Months Ended
                                                                    October 2,        September 26,
                                                                       1999               1998
                                                                  --------------     ---------------
Net cash used in operating activities                               ($20,532,994)       ($18,899,336)
                                                                  --------------     ---------------

Cash flows from investing activities
  Purchase of property and equipment                                  (1,783,745)         (3,063,612)
  Investment in Danner - Japan                                           (70,134)                  0
  Purchase of minority interest-Rainfair, Inc.                                 0          (2,364,567)
  Other                                                                  (73,786)             13,301
                                                                  --------------     ---------------
  Net cash used in investing activities                               (1,927,665)         (5,414,878)

Cash flows from financing activities
  Cash dividends paid                                                   (863,775)           (866,805)
  Proceeds from long-term obligations                                 12,500,000                   0
  Proceeds from short-term borrowings                                 26,489,000          27,520,000
  Principal payments on long-term obligations                        (12,804,720)         (2,514,287)
  Purchase of treasury stock                                          (2,003,658)           (185,700)
  Settlement of Danner acquisition contingency                        (1,148,067)                  0
  Other                                                                        0               8,271
                                                                  --------------     ---------------
  Net cash provided by financing activities                           22,168,780          23,961,479

  Decrease in cash and cash equivalents                                 (291,879)           (352,735)

Cash and cash equivalents:
  Beginning                                                              363,966             426,165
                                                                  --------------     ---------------

  Ending                                                                 $72,087             $73,430
                                                                  ==============     ===============

Supplemental information--cash payments for:
  Interest                                                            $1,274,071          $1,395,298
                                                                  ==============     ===============

  Income taxes                                                          $644,456          $1,793,765
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

2.   INVENTORIES

     Inventories are comprised of the following:

                                            October 2, 1999    December 31, 1998
                                            ---------------    -----------------
     Raw Materials                            $7,693,176           $8,539,889

     Work-in Process                           1,650,114            1,535,855

     Finished Goods                           38,827,229           32,391,759

     LIFO Reserve                             (2,800,843)          (2,769,843)
                                             -----------          -----------

         Total                               $45,369,676          $39,697,660
                                             ===========          ===========

     The finished goods inventory values at December 31, 1998 and October 2, 1999 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations
                              ---------------------

The following table sets forth, for the periods indicated, selected financial information derived from the Company's condensed consolidated financial statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

                                                                      Percentage of Net Sales
                                                       Three Months Ended                  Nine Months Ended
                                                  October 2,      September 26,      October 2,      September 26,
                                                     1999              1998             1999              1998
                                                     ----              ----             ----              ----
Net Sales                                           100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                                   73.6              72.9             73.5              73.6
                                                     ----              ----             ----              ----

    Gross Profit                                     26.4              27.1             26.5              26.4

Selling and Administrative Expenses                  21.1              19.5             24.4              22.3
                                                     ----              ----             ----              ----

    Operating Income                                  5.3              7.6               2.1              4.1



The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending October 2, 1999 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended October 2, 1999 Compared to Three Months Ended September 26, 1998

Net Sales

Net sales for the three months ended October 2, 1999 decreased $482,268, or 1%, to $37,024,101 from $37,506,369 for the three months ended September 26, 1998. The decrease in net sales was primarily due to reduced shipments of cold weather pac boots due to the mild 1998-99 winter weather which left dealers with carryover inventory (which resulted in reduced advance orders) and reduced shipments of at-once business, primarily as a result of the drought on the East Coast and the Southeast during the second quarter and the first half of the third quarter. These declines were largely offset by a 10% increase in shipments of DANNER(R) product during the quarter (primarily due to new products) and an increase in shipments of LACROSSE(R) brand leather boots, primarily driven by shipments of the Gamemaster(TM) series of hunting boots that had initial shipments during the third quarter of this year.

Gross Profit

Gross profit for the three months ended October 2, 1999 decreased 4% to $9,790,273, or 26.4% of net sales, from $10,160,040, or 27.1% of net sales, in the third quarter of 1998. The reduction in gross profit as a percent of sales was primarily the result of lower production levels at LACROSSE(R) brand domestic manufacturing facilities, which reduced overhead absorption, and start up costs associated with leather footwear production in the Company's Clintonville, Wisconsin plant. Employment levels have been reduced at several plants in response to the lower production levels. Partially offsetting these higher costs were improved margins on DANNER(R) brand shipments and shipments of products through the industrial channel of distribution, both as a result of product mix.

Selling and Administrative Expenses

Selling and administrative expenses in the third quarter of 1999 increased 7%, to $7,830,976, or 21.1% of net sales, from $7,323,993, or 19.5% of net sales, in the third quarter of 1998. The increase in selling and administrative expenses was primarily a result of increased distribution costs for both the retail and industrial channels of distribution coupled with increased product development spending for both the LACROSSE(R) and DANNER(R) brands.

Interest Expense

Interest expense for the three months ended October 2, 1999 decreased 1% to $677,736, or 1.8% of net sales, from $686,896, or 1.8% of net sales, for the three months ended September 26, 1998. The impact of higher average borrowings during the quarter, primarily as a result of stock repurchases during the past year, was offset by lower average borrowing costs.

Nine Months Ended  October 2, 1999  Compared to Nine Months Ended  September 26,
1998

Net Sales

Net sales for the nine months ended October 2, 1999 decreased $5,144,520, or 5%, to $91,758,491 from $96,903,011 for the first nine months of 1998. The reduction in net sales was largely the result of a nonrecurring $1.4 million shipment of consumer rainwear to a large mass merchant during the first half of 1998, a $1.5 million reduction in shipments to L.L. Bean, the result of their April 1998 decision to discontinue the use of handcrafted bottoms in their "Bean Boot" line, and a reduction in shipments of LACROSSE(R) and RED BALL(R) branded cold weather and sporting rubber products, the result of the mild 1998-99 winter weather which left dealers with carryover inventory. These declines were partially offset by a 4% increase in shipments of DANNER(R) brand product, primarily due to new products, and an increase in shipments of LACROSSE(R) brand leather sporting and work boots.

Gross Profit

Gross profit for the nine months ended October 2, 1999 decreased 5%, to $24,349,156, or 26.5% of net sales, from $25,616,283, or 26.4% of net sales, in the first nine months of 1998. The increase in gross profit as a percentage of net sales was driven by improved margins on shipments of DANNER(R) brand products and on shipments through the industrial channel of distribution, both as a result of product mix. These improvements were largely offset by unabsorbed overhead due to lower production levels and start up costs associated with leather footwear production in the Company's Clintonville, Wisconsin plant.

Selling and Administrative Expenses

Selling and administrative expenses in the first nine months of 1999 increased 4% to $22,428,400, or 24.4% of net sales, from $21,664,114, or 22.3% of net
sales  in  the  first  nine  months  of  1998.   The  increase  in  selling  and
administrative expenses was primarily the result of increased distribution expenses for the industrial and retail channels of distribution coupled with increased product development spending for both the LACROSSE(R) and DANNER(R) brands.

Interest Expense

Interest expense in the first nine months of 1999 decreased 8% to $1,503,888, or 1.6% of net sales, from $1,629,987, or 1.7% of net sales, for the first nine months of 1998. The decrease in interest expense was the result of lower average borrowings, primarily as a result of lower levels of accounts receivable and inventories.

Income Tax Expense

The Company's effective income tax rate was 39.2% in the first nine months of both 1999 and 1998.

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

Net cash used in operating activities was $20.5 million in the first nine months of 1999 compared to $18.9 million in the first nine months of 1998. A $17.3 million seasonal increase in accounts receivable in the first nine months of 1999 compared to a $14.5 million seasonal increase in the first nine months of 1998 was the primary reason for the higher level of cash used in operating activities in the first nine months of 1999 compared to 1998. This change in receivables was the result of extended credit terms granted in 1997 which increased accounts receivable as of December 31, 1997.

Net cash used in investing activities was $1.9 million in the first nine months of 1999 compared to $5.4 million in the first nine months of 1998. During the first nine months of 1998, $2.4 million of cash was used to purchase all Rainfair, Inc. common stock held by the former principal owner, which made Rainfair, Inc. a 100% owned subsidiary of the Company. Also contributing to the reduction in cash used in investing activities was reduced expenditures for property and equipment ($1.8 million in 1999 as compared to $3.1 million in 1998).

Net cash provided by financing activities was $22.2 million in the first nine months of 1999 compared to $24.0 million in the first nine months of 1998. During the first nine months of 1999, $12.5 million of new long-term obligations and $26.5 million of short-term borrowings were used to repay $12.8 million of long-term obligations, purchase treasury stock ($2.0 million), pay an obligation related to the shares issued in the 1994 acquisition of Danner ($1.1 million), pay dividends ($.9 million), for capital expenditures ($1.8 million) and fund the $20.5 million of cash used in operating activities. During the first half of 1998, $27.5 million of short-term borrowings under the revolving line of credit were used to make principal payments on long-term obligations ($2.5 million), pay cash dividends ($.9 million), for capital expenditures ($3.1 million), purchase shares in Rainfair, Inc. ($2.4 million) and used to support the growth in working capital, primarily inventories (balance of borrowings).

In March 1995, the Company announced plans to repurchase up to 130,000 shares of common stock in the open market. In March 1999, the Board of Directors approved an additional share repurchase of 375,000 shares, bringing the total share repurchase authorization to 505,000 shares. During the third quarter of 1999, the Company repurchased 21,000 shares bringing the total shares repurchased under these authorizations to 204,800.

In May 1999, the Company renegotiated its unsecured credit agreement with Firstar Bank Milwaukee, N.A. as the lead bank. Under the terms of the revised agreement, the line of credit was increased to $75.0 million, including a $12.5 million term loan, from the previous maximum level of $60.1 million, including a $10.1 million term loan which was repaid. The term loan which the Company received in May 1999, is due May 28, 2004 and calls for quarterly payments of $.4 million commencing in August 1999. At the Company's option, the interest rate on the revolving portion of the loan is either the bank's prime rate or LIBOR (for the applicable loan period) plus either .75% of 1.0% depending upon the Company's leverage ratio. The Company currently qualifies for LIBOR plus .75%. The rate for the term loan is .375% higher than for the revolving loans. Under the revised agreement, the Company also has an option to sell unrated commercial paper through Firstar Bank Milwaukee, N.A. The credit agreement expires on May 28, 2002.

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

The Company currently estimates that it will spend approximately $300,000 during the years 1997 through 1999 to address the Y2K issue, with approximately $125,000 of these funds to be expended during 1999. These costs include the use of outside consultants, the purchase of new/or updated software where required, the purchase of new equipment and the internal costs to change application programs. The estimated costs of Y2K compliance do not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

The Company believes it is essentially Y2K ready at its headquarters in La Crosse, Wisconsin and its Danner Shoe Manufacturing subsidiary. Work is continuing at these two locations for year-end procedures.

The Company's Rainfair, Inc. subsidiary was using an outside consultant to address Y2K issues in its application programs. Due to scheduling conflicts, the outside consultant is unable to perform the necessary changes in the code. Thus, all work will be performed internally. The Company believes it will be able to successfully complete all program modifications by the middle of December 1999. Major operating system modifications will be performed first, so even if 100% of the modifications are not completed by December 31, 1999, no significant impact on operations is anticipated. Programming for other projects at the Rainfair, Inc. subsidiary will be delayed as a result of using internal resources for Y2K program modifications.

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

The timetable for becoming Y2K compliant constitutes a "forward looking statement" as defined in the Private Securities Litigation Reform Act of 1995. Shareholders, potential investors and other readers are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the accuracy of representations made by third parties concerning their compliance with Y2K issues and other factors. The estimated costs of Y2K compliance also does not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 1998.

                           PART II - Other Information
                           ---------------------------

Item 1    Legal Proceedings

          In November 1993, the Company, in order to preserve its legal rights, instituted litigation against the United States Government in the United States Court of Federal Claims ("USCFC") seeking a refund of amounts previously paid to the Internal Revenue Service ("IRS") relating to the Company's treatment of its LIFO inventory stemming from the Company's 1982 leveraged buyout. The Company received a favorable decision, dated May 15, 1998, from the USCFC, which resulted in a judgment awarded to the Company. However, the Government appealed the decision to the U.S. Federal Circuit Court of Appeals and, on September 14, 1999, the Court ruled in favor of the Government. The Company does not intend to appeal the decision to the Supreme Court. As a result of this decision, the IRS may attempt to assess the Company for additional tax, penalties, interest and other amounts for prior periods as a result of recalculating the portion of the Company's LIFO inventory reserve which was not included in the lawsuit. The Company estimates that its exposure for taxes as a result of this decision is approximately $500,000. The tax provision for the LIFO reserve has been previously recorded. Therefore, there will be no material impact on earnings as a result of this decision.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit Number      Description
               --------------      -----------
(10)           (10)                Employment  Agreement,  dated  as of June  1,
                                   1999,  between  LaCrosse  Footwear, Inc.  and
                                   Patrick K. Gantert

               (27)                Financial Data Schedule (EDGAR version only)

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LACROSSE FOOTWEAR, INC.
                                    -----------------------
                                    (Registrant)


Date:   November 12, 1999        By:/s/ Patrick K. Gantert
                                    ------------------------------------
                                    Patrick K. Gantert
                                    President and Chief Executive Officer


Date:   November 12, 1999        By:/s/ Robert J. Sullivan
                                     -----------------------------------
                                    Robert J. Sullivan
                                    Vice President-Finance and Administration
                                    And Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q for the Quarterly Period ended October 2, 1999

                                     Exhibit


(10) Employment Agreement, dated as of June 1, 1999 between LaCrosse Footwear, Inc. and Patrick K. Gantert

(27)      Financial Data Schedule (EDGAR version only)