Form 10-K405
period 1999-12-31
LACROSSE FOOTWEAR INC
filed 2000-03-30
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________

                        Commission file number: 0-238001

                             LACROSSE FOOTWEAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                39-1446816
       ---------------------------------               -------------------
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)

             1319 St. Andrew Street
              La Crosse, Wisconsin                            54603
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:  (608) 782-3020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at February 29, 2000: $11,610,844.

Number of shares of the registrant's common stock outstanding at February 29, 2000: 6,374,449 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 (incorporated by reference into Parts I, II and IV)

Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I
                                     ------
Item 1.  Business
         --------

General

     LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting and outdoor, farm and general utility, occupational and children's markets. The Company markets its products primarily under the LACROSSE(R), RED BALL(R), RAINFAIR(R) and DANNER(R) brands through an employee sales force, selected distributors and independent representatives. It also manufactures private label footwear, footwear components and protective clothing. LaCrosse's products are characterized by innovative design, performance features and durability, and are relatively unaffected by changing fashion trends.

     Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER(R) brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR(R) brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a 100%-owned subsidiary. Also in May 1996, the Company acquired certain operating assets and trademarks of Red Ball, Inc. ("Red Ball"). Red Ball historically sold products which competed in many of the same product categories as the LACROSSE(R) brand. In July 1997, the Company acquired all of the outstanding shares of Pro-Trak Corporation, the company that operated under the Lake of the Woods tradename. Lake of the Woods was a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets. From 1997 to 1999, the Company transitioned the Lake of the Woods products offerings to the LACROSSE(R) brand.

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

Brand Positioning

     Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER(R), LACROSSE(R) and RED BALL(R) brands. Each brand is positioned differently in the marketplace in order to capitalize on differences in end user expectations for performance. The DANNER(R) brand represents the highest level of performance, with a select line of high quality, feature driven leather footwear products at premium prices. The LACROSSE(R) brand has a more extensive product line including rubber, vinyl and leather footwear and rainwear, distributed to a broad base of independent retailers. The RED BALL(R) brand offers a narrower line of lower price and performance footwear directed to a broad consumer market.

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

Products

     The Company's brand product offering includes these major categories:

Rubber/Vinyl Footwear

     The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting and outdoor and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE(R) and RED BALL(R) brands. The product line ranges from low cost vinyl-molded products to high performance, hand-crafted rubber products directed to specific occupational market niches.

     In addition, the Company is a leader in rubber/vinyl bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproofness and flexibility of rubber footwear with the fit and support of a laced leather boot.

Leather Footwear

     The Company markets leather footwear under two brand names, DANNER(R) and LACROSSE(R). The DANNER(R) products consist of premium quality sporting, occupational and recreational boots available in numerous styles and usually featuring the stitch-down manufacturing process which provides outstanding built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX(R) bootie (seam taped insert) in leather boots, and it continues to include that bootie in over 90% of its products. The LACROSSE(R) brand markets a line of indoor and outdoor work boots and hikers appealing to consumers who desire durability and comfort.

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

     LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 1999, the Company offered approximately 500 styles of footwear and rainwear.

Product Design and Development

     The Company's product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales personnel and suppliers provide information to the Company's marketing division, which interacts with product development during the development and testing of new product. New product needs generally can be related to functional or technical characteristics which are addressed by the Company's pattern, design and chemistry lab staffs. The final aesthetics of the product are determined by marketing personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing or outside sourcing facilities for pattern development and commercialization.

Customers, Sales and Distribution

     The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

     Within the retail market, the LACROSSE(R) and RED BALL(R) brands are marketed through a sales force comprised of 17 Company-employed sales people and six independent sales representative groups. The DANNER(R) brand is marketed through independent sales representative groups, some of which are dedicated independent agents and some of which are multi-line representative groups. A national account sales team complements the sales activities for the brands.

     The Company's industrial products are distributed through the LaCrosse Rainfair Safety Products Division using independent representatives and a national account team.

     The Company's products are sold directly to more than 5,400 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company's customer base is also diversified as to size and location of customer and markets served. As a result, the Company is not dependent upon a few customers, and adverse economic conditions or mild or dry weather conditions in a specific region are less likely to have a material effect on the Company's results of operations.

     The Company currently operates three internet websites for use by consumers and customers. The primary purpose of the websites at this time is to provide product and Company information. However, the Company will be evaluating its internet strategy during the next twelve months.

     The Company operates three factory outlet stores whose primary purpose is disposal of slow moving, factory seconds and obsolete merchandise. Two of these stores are located at the manufacturing facilities in La Crosse, Wisconsin and Portland, Oregon.

     The Company also derives royalty income from Danner Japan Ltd., a Japanese joint venture in which the Company has a 19% ownership interest, on Danner Japan Ltd.'s distribution of products in Japan under the DANNER(R) brand that are manufactured by others overseas.

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

     The Company is sourcing an increased percentage of its products from offshore sources. A large percentage of the LACROSSE(R) brand leather boots and rubber bottom/leather top pac boots are now sourced offshore, primarily from the Pacific Rim. The RAINFAIR(R) and RED BALL(R) brands, which the Company started distributing during 1996 and 1997, respectively, source a substantial portion of their product from offshore. The Company intends to continue to outsource these products. The Company believes that there are adequate sources of supply for these imported products.

Suppliers

     The Company's three principal raw materials used in the production of the Company's products, based upon dollar value, are leather, crude rubber and oil-based vinyl compounds for vinyl footwear and rainwear products. While the Company saw price increases during 1995 for all three of these raw materials, prices have since stabilized at lower levels and the Company has no reason to believe that all three of these raw materials will not continue to be available at competitive prices. The Company also uses technical components in the Company's products including THINSULATE(R), GORE-TEX(R), CORDURA(R), DRI-LEX(R), COMFORTEMP(R) and VIBRAM(R). No interruption in the supply of any of these components is anticipated.

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

Quality Assurance

     The Company's  quality control programs are important to its reputation for
manufacturing  superior  footwear.  The  Company's  La  Crosse,   Wisconsin  and
Portland, Oregon facilities are ISO 9001 certified.

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

Backlog

     At December 31, 1999, the Company had unfilled orders from its customers in the amount of approximately $14.8 million compared to $13.7 million at December 31, 1998. The increase in backlog is primarily the result of an increase in spring advance orders for Danner hiking boots and LaCrosse leather boots. All orders at December 31, 1999 are expected to be filled during 2000. Because a major portion of the Company's orders are placed in January through July for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog.
Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

Competition

     The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major domestic competitors in most of its rubber and vinyl product lines, at least four major competitors in connection with the Company's sporting footwear, at least six major competitors in connection with hiking boots and at least four major competitors in connection with its occupational footwear, rainwear and protective clothing. The Company also faces competition from offshore manufacturers, particularly in the occupational, sporting and children's markets.

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

     Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's Danner and LaCrosse leather product line. These competitors manufacture domestically and/or import products from offshore. Danner products effectively compete with domestically produced products, but are generally at a price disadvantage against lower cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, the Danner protective footwear line has maintained a strong competitive position in its current market niches. In leather boots, the LACROSSE(R) brand, because of its market position, sources product both domestically and from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

Employees

     As of December 31, 1999, the Company had approximately 1,100 employees, all located in the United States. Approximately 380 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in September 2001, approximately 150 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2002 and approximately 70 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in July 2000. The Company has approximately 230 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland, Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

     The Company owns United States federal registrations for several of its marks, including LACROSSE(R), DANNER(R), RED BALL(R), LAKE OF THE WOODS(R), RAINFAIR(R), LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, ALLTEMP(R), DURALITE(R), FIRETECH(R), FLY-LITE(R), ICE KING(R), ICECUBE(R), ICEMAN(R), TERRAIN KING(R), AIRTHOTIC(R), CROSS-HIKER(R), THERMONATOR(R), GAMEMASTER(R), GENESYS(R) and RED BALL JETS(R). The Company also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP(R), ICEMAN(R), AIRBOB(R) and stylized Indianhead design and in Mexico for its mark LACROSSE and stylized Indianhead design. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE(R), DANNER(R), RED BALL(R) and RAINFAIR(R) names, the Company does not believe any trademark is material to its business.

     The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

     The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB(R) outsole; a neoprene wader upper with an expandable chest; and a patent for its AIRTHOTIC(R), which is a ventilated arch support that fits under the heel. In addition, the Company has pending a patent application for footwear made with a full length biomechanical shank.

Seasonality/Working Capital

     As has traditionally been the case, the Company's sales in 1999 were higher in the last two quarters of the year than in the first two quarters and, in order to satisfy shipping requirements, the Company builds inventory during the first half of the year and offers customers price discounts and extended terms during such time. The Company expects these trends to continue. Additional information about the seasonality and working capital requirements of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" on page 5 of the Company's 1999 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

Foreign Operations and Export Sales

     Other than the Company's 19% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 1999.

Environmental Matters

     The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2000, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

     The following table sets forth certain information, as of March 15, 2000, regarding the executive officers of the Company.

           Name            Age              Position
           ----            ---              --------

     George W. Schneider   77    Chairman of the Board and Director
     Patrick K. Gantert    50    President, Chief Executive Officer and Director
     Mark E. Leopold       49    Executive Vice President and Chief Operating
                                 Officer
     Joseph P. Schneider   40    Executive Vice President--Danner of the
                                 Company, President and Chief Executive Officer
                                 of Danner and Director
     Robert J. Sullivan    53    Vice President--Finance and Administration and
                                 Chief Financial Officer

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

     Mark E. Leopold has served as Executive Vice President and Chief Operating Officer of the Company since he joined the Company in July, 1999. Prior thereto, he held various executive level sales and marketing positions with SC Johnson & Son, Inc.

     Joseph P. Schneider has served as a director of the Company since March 1999, as Executive Vice President-Danner of the Company since May 21, 1999 and as President and Chief Executive Officer of Danner since October 1998. Prior thereto, Mr. Schneider served as Vice President of the Company since June 1996, as President and Chief Operating Officer of Danner since December 1997, as Executive Vice President and Chief Operating Officer of Danner since June 1996 and as Vice President - Retail Sales of the Company from January

1993 until June 1996. From 1985, when he joined the Company, until January 1993, Mr. Schneider held various sales management positions.

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

Item 2.  Properties
         ----------

     The following table sets forth certain information, as of December 31, 1999, relating to the Company's principal facilities.

                          Properties
                  --------------------------
                    Owned      Approximate
                      or      Floor Area in
Location            Leased     Square Feet            Principal Uses
--------            ------     -----------            --------------

La Crosse, WI      Leased(1)      212,000(1)   Principal sales, marketing and
                                               executive offices and warehouse
                                               space

La Crosse, WI        Owned        400,000      Manufacture rubber boots

La Crosse, WI      Leased(2)      283,500      Main warehouse and distribution
                                               facility

La Crosse, WI        Owned         11,000      Retail outlet store

Clintonville, WI     Owned         42,500      Manufacture leather components
                                               and construct leather boots

Clintonville, WI     Leased         4,000      Warehouse and raw material
                                               storage

Hillsboro, WI      Leased(3)       40,000      Manufacture component parts

Kenosha, WI          Leased         3,000      Retail outlet store

                          Properties
                  --------------------------
                    Owned      Approximate
                      or      Floor Area in
Location            Leased     Square Feet            Principal Uses
--------            ------     -----------            --------------

Claremont, NH        Owned        150,000      Manufacture vinyl injection-
                                               molded products

Claremont, NH      Leased(4)       68,000      Warehouse and distribution
                                               facility

Portland, OR       Leased(5)       36,000      Manufacture DANNER(R)products,
                                               offices, retail outlet store and
                                               warehouse space

Portland, OR       Leased(6)       16,000      Warehouse and distribution
                                               facility

Racine, WI         Leased(7)      104,700      Manufacturing, warehousing and
                                               offices for Rainfair

-------------------------

(1) The lease for this 212,000 square foot building adjacent to the Company's manufacturing plant in La Crosse, Wisconsin expires in 2007. Approximately 50% of this building is currently sublet to the former owner. Of the portion occupied by the Company, 6,600 square feet is used for office space and the balance is used for warehouse space.

(2) The lease for 183,000 square feet of this facility expires in December 2000. The Company leases the balance of the space on short-term leases.

(3) There are two facilities leased by the Company in Hillsboro, Wisconsin with approximately 40,000 square feet.

(4) The lease of this facility expires in 2003. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

(5) The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(6)  The lease for this facility expires in December 2000.

(7) The lease for this facility was entered into in May 1996 and expires in May 2001.

     Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for production of LaCrosse products for at least the next two years. Once the manufacturing facilities have reached capacity, the

Company can expand further by leasing or purchasing facilities or by outsourcing products or components.

Item 3.  Legal Proceedings
         -----------------

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1999.

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

     The portion of page 20 which describes the market for and dividends declared on the Company's Common Stock which is contained in the Company's 1999 Annual Report to Shareholders is hereby incorporated herein by reference in response to this Item.

Item 6.   Selected Financial Data
          -----------------------

     The information set forth in the table on page 4 of the Company's 1999 Annual Report to Shareholders under the caption "Five Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The information set forth on pages 5 through 8 in the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of December 31, 1999, the Company had Swap Agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in 2002 with another $4.0 million maturing in 2003. The variable rate borrowings not offset by Swap Agreements at December 31, 1999 totaled $14.8 million. Swap Agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 1999, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $16,500. The Company believes that these amounts are not material to the earnings of the Company.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     The consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related consolidated balance sheets of the Company as of December 31, 1999 and 1998, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 1999, all set forth on pages 9 through 20 of the Company's 1999 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 10 through 11, of this Annual Report on Form 10-K.

Item 11.  Executive Compensation
          ----------------------

     The information required by this Item is included under the captions "Board of Directors-Director Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.

                                        LACROSSE FOOTWEAR, INC.



                                        By /s/ Patrick K. Gantert
                                           ------------------------------------
                                           Patrick K. Gantert
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----


/s/ George W. Schneider          Chairman of the Board and        March 28, 2000
-------------------------------  Director
George W. Schneider

 /s/ Patrick K. Gantert          President, Chief Executive       March 28, 2000
-------------------------------  Officer and Director
Patrick K. Gantert               (Principal Executive Officer)


/s/ Robert J. Sullivan           Vice President-Finance and       March 28, 2000
-------------------------------  Administration and Chief
Robert J. Sullivan               Financial Officer (Principal
                                 Financial and Accounting Officer)



/s/ Frank J. Uhler, Jr.          Vice Chairman of the Board and   March 28, 2000
-------------------------------  Director
Frank J. Uhler, Jr.

          Signature                     Title                        Date
          ---------                     -----                        ----


/s/ Craig L. Leipold             Director                         March 28, 2000
-------------------------------
Craig L. Leipold


/s/ Richard A. Rosenthal         Director                         March 28, 2000
-------------------------------
Richard A. Rosenthal


/s/ Luke E. Sims                 Director                         March 28, 2000
-------------------------------
Luke E. Sims


/s/ John D. Whitcombe            Director                         March 28, 2000
-------------------------------
John D. Whitcombe


/s/ Joseph P. Schneider          Director                         March 28, 2000
-------------------------------
Joseph P. Schneider

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                                 Page
                                                     ---------------------------

                                                                 Annual Report
                                                      Form 10-K  to Shareholders
                                                      ---------  ---------------
Consolidated Balance Sheets at December 31, 1999
and 1998                                                    -            9

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1999           -           10

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended
December 31, 1999                                           -           11

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 1999           -           12

Notes to Consolidated Financial Statements                  -          13-18

Independent Auditor's Report                                -           19

Independent Auditor's Report on Financial Statement
Schedule                                                   20            -

Financial Statement Schedule:

         II   -    Valuation and Qualifying               21-22          -
                   Accounts


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



                                         McGLADREY & PULLEN, LLP


La Crosse, Wisconsin
February 10, 2000, except for Note 10 of the consolidated financial statements, as to which the date is March 14, 2000.

                                        LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                  Additions
                                                                 ----------------------------------
                                                     Balance at                                                           Balance
                                                     Beginning   Charged To Costs      Charged To                         at End
                Description                          of Period     And Expenses      Other Accounts       Deductions     of Period
                -----------                          ---------   ----------------    --------------       ----------     ---------

Year ended December 31, 1997:
      Accounts receivable allowances:
           Allowance for returns                     $  567,000     $1,142,866          $  280,700        $1,152,866    $  837,700
           Allowance for cash discounts                 189,000         63,345              65,000           217,345       100,000
           Allowance for doubtful accounts              705,500        161,524                  --           292,069       574,955
           Allowance for uncollectible interest          45,802        106,290                  --            95,631        56,461
                                                     ----------     ----------           ---------        ----------    ----------
                               Total                 $1,507,302     $1,474,025          $  345,700        $1,757,911    $1,569,116
                                                     ==========     ==========           =========        ==========    ==========
       Inventory allowances:
           Allowance for obsolescence                $1,201,000     $  586,560          $       --        $  561,140    $1,226,420
                                                     ==========     ==========           =========        ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  925,000     $  769,322          $       --        $1,084,197    $  610,125
                                                     ==========     ==========           =========        ==========    ==========



                                                      [continued]

                                                                                                           SCHEDULE II - continued

                                                                                  Additions
                                                                 ----------------------------------
                                                     Balance at                                                           Balance
                                                     Beginning   Charged To Costs      Charged To                         at End
                Description                          of Period     And Expenses      Other Accounts       Deductions     of Period
                -----------                          ---------   ----------------    --------------       ----------     ---------

Year ended December 31, 1998:
      Accounts receivable allowances:
           Allowance for returns                     $  837,700     $  961,211          $       --        $1,290,911    $  508,000
           Allowance for cash discounts                 100,000        470,090                  --           482,090        88,000
           Allowance for doubtful accounts              574,955         91,562                  --           289,517       377,000
           Allowance for uncollectible interest          56,461        131,812                  --           128,624        59,649
                                                     ----------     ----------          ----------        ----------    ----------
                               Total                 $1,569,116     $1,654,675          $       --        $2,191,142    $1,032,649
                                                     ==========     ==========          ==========        ==========    ==========
       Inventory allowances:
           Allowance for obsolescence                $1,226,420     $  607,472          $       --        $  533,892    $1,300,000
                                                     ==========     ==========          ==========        ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  610,125     $  866,268          $       --        $1,004,952    $  471,441
                                                     ==========     ==========          ==========        ==========    ==========

Year ended December 31, 1999:
      Accounts receivable allowances:
           Allowance for returns                     $  508,000     $1,082,033          $       --        $1,122,033    $  468,000
           Allowance for cash discounts                  88,000        340,354                  --           398,354        30,000
           Allowance for doubtful accounts              377,000        165,679                  --           173,679       369,000
           Allowance for uncollectible interest          59,649        117,074                  --           112,930        63,793
           Reserve for excess equipment                      --        200,000                  --                --       200,000
                                                     ----------     ----------          ----------        ----------    ----------
                               Total                 $1,032,649     $1,905,140          $       --        $1,806,996    $1,130,793
                                                     ==========     ==========          ==========        ==========    ==========
       Inventory allowances:
           Allowance for obsolescence*               $1,300,000     $2,113,950          $       --        $  564,847    $2,849,103
                                                     ==========     ==========          ==========        ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  471,441     $1,004,010          $       --        $1,004,323    $  471,128
                                                     ==========     ==========          ==========        ==========    ==========

               The accounts receivable and inventory allowances above were deducted from the applicable asset account.

---------------
*Includes fourth quarter 1999 charge of $1,644,000.

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                                 Page
Number                Exhibit Description                               Number
-------               -------------------                               ------

(3.1)     Restated   Articles   of   Incorporation   of  LaCrosse          --
          Footwear,  Inc.  [Incorporated  by reference to Exhibit
          (3.0)   to   LaCrosse   Footwear,   Inc.'s   Form   S-1
          Registration Statement (Registration No. 33-75534)]

(3.2)     By-Laws of LaCrosse Footwear, Inc., as amended to date.

(4.1)     Amended and Restated Credit Agreement,  dated as of May          --
          28, 1999, by and among LaCrosse Footwear, Inc., Firstar
          Bank, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank, N.A., as Agent for the Banks [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form
          10-Q for the quarter ended July 3, 1999]

(9.1)     Voting Trust  Agreement,  dated as of June 21, 1982, as          --
          amended  [Incorporated  by  reference to Exhibit (9) to
          LaCrosse   Footwear,   Inc.'s  Form  S-1   Registration
          Statement (Registration No. 33-75534)]

(9.2)     Amendment No. 9 to Voting Trust  Agreement,  dated June          --
          30, 1997. [Incorporated by reference to Exhibit (9.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997]

(9.3)     Extension of Term,  dated as of March 31, 1999,  of the          --
          Voting Trust Agreement, dated as of June 12, 1982, as amended. [Incorporated by reference to Exhibit (4) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999]

(10.1)    Lease,  dated as of January 7, 1991,  between  LaCrosse          --
          Footwear,  Inc.  and  Central  States  Warehouse,  Inc.
          [Incorporated   by  reference  to  Exhibit   (10.2)  to
          LaCrosse   Footwear,   Inc.'s  Form  S-1   Registration
          Statement (Registration No. 33-75534)]

(10.2)    Amendment,  dated as of June 29, 1995, to Lease between          --
          LaCrosse  Footwear,  Inc. and Central States Warehouse,
          Inc. [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995]

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                                 Page
Number                Exhibit Description                               Number
-------               -------------------                               ------

(10.3)*   Employment Agreement, dated as of June 1, 1999, between          --
          Patrick  K.   Gantert  and  LaCrosse   Footwear,   Inc.
          [Incorporated  by reference to Exhibit (10) to LaCrosse
          Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999]

(10.4)    *  Employment  Agreement,  dated  as of June  9,  1994,          --
          between  David  Llewellyn and LaCrosse  Footwear,  Inc.
          [Incorporated   by  reference  to  Exhibit   (10.1)  to
          LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 1994]

(10.5)*   LaCrosse Footwear,  Inc. Deferred Compensation Plan for          --
          Key Employees, as amended and restated. [Incorporated by reference to Exhibit (10.9) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1997]

(10.6)*   LaCrosse Footwear,  Inc.  Retirement Plan [Incorporated          --
          by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration
          No. 33-75534)]

(10.7)    * LaCrosse Footwear, Inc. Employees' Retirement Savings          --
          Plan  [Incorporated  by reference to Exhibit (10.19) to
          LaCrosse   Footwear,   Inc.'s  Form  S-1   Registration
          Statement (Registration No. 33-75534)]

(10.8)*   LaCrosse  Footwear,  Inc. 1993 Employee Stock Incentive          --
          Plan  [Incorporated  by reference to Exhibit (10.20) to
          LaCrosse   Footwear,   Inc.'s  Form  S-1   Registration
          Statement (Registration No. 33-75534)]

(10.9)*   LaCrosse  Footwear,  Inc. 1997 Employee Stock Incentive          --
          Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996]

(10.10)   Agreement,  dated as of  September  15,  1998,  between          --
          Local  No.  14L,   United  Steel  Workers  of  America,
          AFL-CIO, and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear,
          Inc.'s  Annual  Report on Form 10-K for the year  ended
          December 31, 1998]

(10.11)   Lease,  dated  as of  March  14,  1994,  between  JEPCO          --
          Development   Co.   and   LaCrosse    Footwear,    Inc.
          [Incorporated   by  reference  to  Exhibit  (10.22)  to
          LaCrosse   Footwear,   Inc.'s  Form  S-1   Registration
          Statement (Registration No. 33-75534)]

----------------
* A management contract or compensatory plan or arrangement.

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                                 Page
Number                Exhibit Description                               Number
-------               -------------------                               ------

(10.12)   Amendment, dated as of March 17, 1998, to Lease between          --
          JEPCO Development Co., LLC and LaCrosse Footwear,  Inc.
          [Incorporated   by  reference  to  Exhibit  (10.17)  to
          LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.13)   Manufacturing  Certification  Agreement,  dated  as  of          --
          October 19, 1993, between W.L. Gore & Associates,  Inc.
          and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear,
          Inc.'s Form S-1  Registration  Statement  (Registration
          No. 33-75534)]

(10.14)   Trademark  License,  dated  as  of  October  19,  1993,          --
          between W.L.  Gore &  Associates,  Inc. and Danner Shoe
          Manufacturing Co. [Incorporated by reference to Exhibit
          (10.24)  to   LaCrosse   Footwear,   Inc.'s   Form  S-1
          Registration Statement (Registration No. 33-75534)]

(13) Portions of the 1999 Annual Report to Shareholders that are incorporated by reference herein

(21)      List of subsidiaries of LaCrosse Footwear, Inc.

(23)      Consent of McGladrey & Pullen, LLP

(27)      Financial Data Schedule (EDGAR version only)

(99)      Proxy   Statement  for  the  2000  Annual   Meeting  of          --
          Shareholders --

          [The Proxy Statement for the 2000 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2000 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]