Form 10-Q
period 2000-04-01
LACROSSE FOOTWEAR INC
filed 2000-05-16
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ____________ to ______________

                         Commission File Number 0-238001
                                                --------


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

Common Stock, $.01 par value, outstanding as of May 1, 2000: 5,874,449 shares
-----------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended April 1, 2000

                                                                            Page
                                                                            ----
PART I.   Financial Information

          Item 1.  Condensed Consolidated Balance Sheets                    3-4

                   Condensed Consolidated Statements of Operations            5

                   Condensed Consolidated Statements of Cash Flows            6

                   Notes to Condensed Consolidated Financial Statements     7-8

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-11

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          12

          Signatures                                                         13

          Exhibit Index                                                      14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   Financial Statements
          --------------------

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                April 1,          December 31,
                                                  2000                1999
                                              (Unaudited)
                                            --------------      --------------

CURRENT ASSETS
Cash and cash equivalents                          $22,170          $2,021,747
Accounts receivable, net                        22,586,622          20,444,903
Inventories (2)                                 42,831,431          40,336,755
Income tax receivable                              975,083             910,328
Prepaid expenses                                 2,158,371           2,068,571
Deferred tax assets                              2,681,500           2,746,500
                                            --------------      --------------

          Total current assets                  71,255,177          68,528,804


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization                12,209,821          12,811,029
INTANGIBLES                                     14,584,384          14,782,423
OTHER ASSETS                                     1,868,286           1,897,286
                                            --------------      --------------

          Total assets                         $99,917,668         $98,019,542
                                            ==============      ==============



The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                      April 1      December 31,
                                                       2000           1999
                                                    (Unaudited)
                                                    ------------   -----------

CURRENT LIABILITIES
Current maturities of long-term obligations           $1,712,000    $1,712,000
Notes payable, bank                                   21,300,000    14,088,000
Accounts payable                                       4,173,097     5,909,802
Accrued expenses                                       5,359,936     5,197,735
Dividends payable                                              0       828,678
                                                    ------------   -----------

     Total current liabilities                        32,545,033    27,736,215

LONG-TERM OBLIGATIONS                                 10,281,060    10,701,920
COMPENSATION AND BENEFITS                              3,150,552     3,192,722
                                                    ------------   -----------

     Total liabilities                                45,976,645    41,630,857
                                                    ------------   -----------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                    67,176        67,176
Additional paid-in capital                            26,434,480    26,434,480
Retained earnings                                     32,252,750    32,575,412
Treasury stock                                       (4,813,383)    (2,688,383)
                                                    ------------   -----------

     Total shareholders' equity                       53,941,023    56,388,685
                                                    ------------   -----------

     Total liabilities and shareholders' equity      $99,917,668   $98,019,542
                                                    ============   ===========


The accompanying notes are an integral part of the financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


        Three Months Ended
                                                     April 1,       April 3,
                                                       2000           1999
                                                  -------------  -------------

        Net sales                                  $31,029,858    $27,946,067
        Cost of goods sold                          23,153,807     20,474,237
                                                  -------------  -------------

              Gross profit                           7,876,051      7,471,830

        Selling and administrative expenses          7,992,658      7,369,362
                                                  -------------  -------------

              Operating income (loss)                 (116,607)       102,468

        Non-operating income (expense)
           Interest expense                           (501,857)      (375,525)
           Miscellaneous                                88,643         26,523
                                                  -------------  -------------
                                                      (413,214)      (349,002)
                                                  -------------  -------------

             Loss before income taxes (benefit)       (529,821)      (246,534)

        Provision for income taxes (benefit)          (207,159)       (96,647)
                                                  -------------  -------------

        Net (loss)                                   $(322,662)     $(149,887)
                                                  =============  =============

        Basic earnings (loss) per share                 $(0.05)        $(0.02)
                                                  =============  =============

        Diluted earnings (loss) per share               $(0.05)        $(0.02)
                                                  =============  =============

        Weighted average shares outstanding:
            Basic                                    6,271,188      6,637,812
            Diluted                                  6,271,188      6,637,812


The accompanying notes are an integral part of the financial statements.

                                           LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                  Three Months Ended
                                                                       April 1,                       April 3,
                                                                         2000                           1999
                                                                -----------------------       -------------------------

Net cash provided by (used in) operating activities                      $ (5,548,385)                       $155,469
                                                                -----------------------       -------------------------

Cash flows from (used in) investing activities
  Purchase of property and equipment                                         (288,654)                       (497,116)
                                                                -------------------------------------------------------

Cash flows from financing activities
  Cash dividends paid                                                        (828,678)                       (863,775)
  Proceeds from short-term borrowings                                       7,212,000                       3,505,000
  Principal payments on long-term obligations                                (420,860)                       (800,000)
  Purchase of treasury stock                                               (2,125,000)                       (174,917)
  Settlement of Danner acquisition contingency                                      0                      (1,148,067)
  Other                                                                             0                          (3,200)
                                                                -----------------------       -------------------------
  Net cash provided by financing activities                                 3,837,462                         515,041

  Increase (decrease) in cash and cash equivalents                         (1,999,577)                        173,394

Cash and cash equivalents:
  Beginning                                                                 2,021,747                         363,966
                                                                -----------------------       -------------------------

  Ending                                                                      $22,170                        $537,360
                                                                =======================       =========================

Supplemental information--cash payments for:
  Interest                                                                   $410,292                        $327,620
                                                                =======================       =========================

  Income taxes                                                                $16,780                        $530,866
                                                                =======================       =========================



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

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.        INVENTORIES

          Inventories are comprised of the following:

                                         April 1, 2000        December 31, 1999
                                         -------------        -----------------

          Raw materials                     $6,854,138               $6,996,001

          Work-in process                    1,570,314                1,709,383

          Finished goods                    37,905,208               35,069,600

          LIFO reserve                      (3,498,229)              (3,438,229)
                                           -----------              -----------

          Total                            $42,831,431              $40,336,755
                                           ===========              ===========

          The inventory values at December 31, 1999 and April 1, 2000 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

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

          Effective January 2, 2000, the Company's Board of Directors granted options to purchase approximately 107,000 shares of common stock under the 1997 Plan. The exercise price for these options is $4.44 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on December 31, 1999. Because the options vest in equal increments over a five-year period, none of such options will be exercisable until January 2001.

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

                                                 Percentage of Net Sales
                                                 -----------------------
                                                   Three Months Ended

                                                  April 1,        April 3,
                                                    2000            1999
                                                    ----            ----

Net Sales                                          100.0%          100.0%
Cost of Goods Sold                                  74.6            73.3
                                                    ----            ----
   Gross Profit                                     25.4            26.7
Selling and Administrative Expenses                 25.8            26.3
                                                    ----            ----
Operating Income                                   ( 0.4%)           0.4%


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending April 1, 2000 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

Net Sales

Net sales for the three months ended April 1, 2000 increased $3,083,791, or 11%, to $31,029,858 from $27,946,067 for the first three months of 1999. The increase in net sales during the quarter was due to a $1.4 million increase in Danner(R) brand shipments (largely due to the success of the new Radical(TM) product), a $.6 million increase in shipments of consumer rainwear which were driven by an order from a mass merchant and a $1.0 million increase in shipments of LaCrosse(R) brand products to the industrial market. While shipments of LaCrosse brand leather work and sport boots to the retail market increased during the quarter, they were largely offset by lower sales of cold weather pac boots. In addition, consistent with a previously announced product line reduction initiative, discontinued/closeout product shipments were approximately $.6 million higher than last year during the quarter.

Gross Profit

Gross profit for the three months ended April 1, 2000 increased 5% to $7,876,051, or 25.4% of net sales, from $7,471,830, or 26.7% of net sales, for the first quarter of 1999. While gross profit did increase $404,221 during the quarter, primarily as a result of higher sales, gross profit as a percent of net sales decreased from 26.7% to 25.4%. The decrease in gross profit as a percent of net sales was largely driven by lower factory utilization resulting in reduced fixed overhead absorption, an increase in shipments of discontinued products at reduced margins and the lower margins on the large consumer rainwear shipment.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2000 increased 8%, to $7,992,658, or 25.8% of net sales, from $7,369,362, or 26.3% of net sales for the first quarter of 1999. The increase in selling and administrative expenses for the first quarter of 2000 compared to the first quarter of 1999 was primarily related to the continuing commitment to brand marketing, increased product development expenses in support of new products and higher expenses related to professional fees in support of a strategic brand marketing study and the installation of a new enterprise resource planning (ERP) system.

Interest Expense

Interest expense for the three months ended April 1, 2000 increased 34% to $501,857, or 1.6% of net sales, from $375,525, or 1.3% of net sales, for the three months ended April 3, 1999. The increase was the result of higher interest rates and higher average borrowing, primarily as a result of common stock repurchases during 1999 and 2000.

Income Tax Expense

The Company's effective income tax rate was 39.1% in the first quarter of 2000 as compared to 39.2% in the first quarter of 1999.

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

Net cash used by operating activities was $5.5 million in the first quarter of 2000 compared to $.2 million of cash provided in the first quarter of 1999. In the first quarter of 2000, accounts receivable increased $2.1 million (primarily due to higher March sales) and inventories increased $2.5 million (seasonal build-up) accounting for most of the usage of cash. This compares to the first quarter of 1999 when a $3.8 million increase in inventories was largely offset by a $3.7 million decrease in accounts receivable.

Net cash used in investing activities was $.3 million in the first quarter of 2000 compared to $.5 million in the first quarter of 1999. All of the activity in both years was for capital expenditures.

Net cash provided by financing activities was $3.8 million in the first quarter of 2000 compared to $.5 million in the first quarter of 1999. In the first quarter of 2000, $7.2 million of borrowings under the line of credit were used to purchase treasury stock ($2.1 million); pay cash dividends ($.8 million); and make principal payments on long-term obligations ($.4 million). In the first quarter of 1999, $3.5 million of borrowings under the line of credit were used to pay an obligation related to the shares issued in the 1999 acquisition of Danner ($1.1 million); pay cash dividends ($.9 million); make principal payments on long-term debt ($.8 million); and purchase treasury stock ($.2 million).

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the current market price. The transaction value was $2.1 million.

At December 31, 1999, the Company did not meet the interest coverage ratio contained in its credit agreement. In March 2000, the Company and bank entered into an amendment of its credit agreement which changed certain financial covenants, increased the interest rate on LIBOR based loans by .75% and provided a waiver of the December 31, 1999 covenant violation. Based on the Company's projected results of operations for 2000, management believes it is probable the Company will be in compliance with the covenants in 2000.

The Company believes its existing credit facilities are adequate to meet cash flow requirements for capital expenditures and operating cash flows for 2000 and 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 1999.


                           PART II - Other Information
                           ---------------------------


ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit Number      Description
               --------------      -----------

               (4.1) First Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2000, by and among LaCrosse Footwear, Inc., Firstar Bank, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank, N.A., as the Agent for the Banks.

               (27)                Financial Data Schedule (EDGAR version only)


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended April 1, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LACROSSE FOOTWEAR, INC.
                                 (Registrant)


Date:    May 15, 2000            By: /s/ Patrick K. Gantert
                                    ----------------------------------------
                                    Patrick K. Gantert
                                    President and Chief Executive Officer


Date:    May 15, 2000            By: /s/ Robert J. Sullivan
                                     ---------------------------------------
                                    Robert J. Sullivan
                                    Vice President-Finance and Administration
                                    And Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended April 1, 2000

                                     Exhibit
                                     -------


(4.1) First Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2000, by and among LaCrosse Footwear, Inc., Firstar Bank, N.A., The Northern Trust Company, Harris Trust and Savings Bank and Firstar Bank, N.A., as the Agent for the Banks.

(27)      Financial Data Schedule (EDGAR version only)