Form 10-Q
period 2000-07-01
LACROSSE FOOTWEAR INC
filed 2000-08-14
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2000

                                       or

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

Common Stock, $.01 par value, outstanding as of August 1, 2000: 5,874,449 shares
--------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended July 1, 2000

                                                                            Page
                                                                            ----
PART I.   Financial Information

          Item 1.  Condensed Consolidated Balance Sheets                    3-4

                   Condensed Consolidated Statements of Operations            5

                   Condensed Consolidated Statements of Cash Flows            6

                   Notes to Condensed Consolidated Financial Statements       7

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                     8-11

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         12

PART II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders       12

          Item 5.  Other Information                                         12

          Item 6.  Exhibits and Reports on Form 8-K                          12

          Signatures                                                         13

          Exhibit Index                                                      14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   Financial Statements
          --------------------

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 July 1,         December 31,
                                                  2000                1999
                                              (Unaudited)
                                            --------------      --------------

CURRENT ASSETS
Cash and cash equivalents                        $ 502,967          $2,021,747
Accounts receivable, net                        26,827,430          20,444,903
Inventories (2)                                 48,969,680          40,336,755
Income tax receivable                                    0             910,328
Prepaid expenses                                 2,953,601           2,068,571
Deferred tax assets                              2,651,500           2,746,500
                                            --------------      --------------

          Total current assets                  81,905,178          68,528,804


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization                12,055,304          12,811,029
INTANGIBLES                                     14,386,114          14,782,423
OTHER ASSETS                                     1,779,286           1,897,286
                                            --------------      --------------

          Total assets                        $110,125,882         $98,019,542
                                            ==============      ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                   July 1,       December 31,
                                                    2000              1999
                                                (Unaudited)
                                              --------------    --------------

CURRENT LIABILITIES
Current maturities of long-term obligations       $1,312,000        $1,712,000
Notes payable, bank                               32,650,000        14,088,000
Accounts payable                                   3,111,445         5,909,802
Accrued expenses                                   6,612,209         5,197,735
Dividends payable                                          0           828,678
                                              --------------    --------------

   Total current liabilities                      43,685,654        27,736,215

LONG-TERM OBLIGATIONS                              9,859,979        10,701,920
COMPENSATION AND BENEFITS                          3,099,886         3,192,722
                                              --------------    --------------

   Total liabilities                              56,645,519        41,630,857
                                              --------------    --------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                67,176            67,176
Additional paid-in capital                        26,434,480        26,434,480
Retained earnings                                 31,792,090        32,575,412
Treasury stock                                    (4,813,383)       (2,688,383)
                                              --------------    --------------

   Total shareholders' equity                     53,480,363        56,388,685
                                              --------------    --------------

   Total liabilities and shareholders' equity   $110,125,882      $98,019,542
                                              ==============    ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        Three Months Ended                            Six Months Ended
                                                   July 1,              July 3,                July 1,               July 3,
                                                     2000                 1999                   2000                  1999
                                               -----------------    -----------------      -----------------     -----------------

Net sales                                           $31,384,905          $26,788,323            $62,414,763           $54,734,390
Cost of goods sold                                   23,309,978           19,701,270             46,463,785            40,175,507
                                               -----------------    -----------------      -----------------     -----------------

      Gross profit                                    8,074,927            7,087,053             15,950,978            14,558,883

Selling and administrative expenses                   8,066,119            7,228,062             16,058,777            14,597,424
                                               -----------------    -----------------      -----------------     -----------------

      Operating income (loss)                             8,808             (141,009)              (107,799)              (38,541)
                                               -----------------    -----------------      -----------------     -----------------
Non-operating income (expense)
   Interest expense                                    (776,596)            (450,627)            (1,278,453)             (826,152)
   Miscellaneous                                          9,249               64,716                 97,892                91,239
                                               -----------------    -----------------      -----------------     -----------------
                                                       (767,347)            (385,911)            (1,180,561)             (734,913)
                                               -----------------    -----------------      -----------------     -----------------

      Loss before income taxes (benefit)               (758,539)            (526,920)            (1,288,360)             (773,454)
Provision (benefit) for income taxes                   (297,879)            (206,569)              (505,038)             (303,216)
                                               -----------------    -----------------      -----------------     -----------------


Net loss                                              $(460,660)           $(320,351)             $(783,322)            $(470,238)
                                               =================    =================      =================     =================

Basic earnings (loss) per share                          $(0.08)              $(0.05)                $(0.13)               $(0.07)
                                               =================    =================      =================     =================

Diluted earnings (loss) per share                        $(0.08)              $(0.05)                $(0.13)               $(0.07)
                                               =================    =================      =================     =================

Weighted average shares outstanding
   Basic                                              5,874,449            6,441,405              6,073,903             6,541,218
   Diluted                                            5,874,449            6,441,405              6,073,903             6,541,218


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                   Six Months Ended
                                                                       July 1,                        July 3,
                                                                         2000                           1999
                                                                -----------------------       -------------------------
Net cash used in operating activities                                    $(14,874,757)                    $(7,928,630)
                                                                -----------------------       -------------------------

Cash flows from investing activities
  Purchase of property and equipment                                       (1,010,404)                     (1,323,593)
  Investment in Danner - Japan                                                      0                         (70,134)
                                                                -------------------------------------------------------
Net cash used in investing activities                                      (1,010,404)                     (1,393,727)
                                                                -------------------------------------------------------

Cash flows from financing activities
  Cash dividends paid                                                        (828,678)                       (863,775)
  Proceeds from short-term borrowings                                      18,562,000                      13,160,000
  Proceeds from long-term obligations                                               0                      12,500,000
  Principal payments on long-term obligations                              (1,241,941)                    (12,738,715)
  Purchase of treasury stock                                               (2,125,000)                     (1,865,854)
  Settlement of Danner acquisition contingency                                      0                      (1,148,067)
                                                                -----------------------       -------------------------
Net cash provided by financing activities                                  14,366,381                       9,043,589
                                                                -------------------------------------------------------

  Decrease in cash and cash equivalents                                    (1,518,780)                       (278,768)

Cash and cash equivalents:
  Beginning                                                                 2,021,747                         363,966
                                                                -----------------------       -------------------------

  Ending                                                                     $502,967                         $85,198
                                                                =======================       =========================

Supplemental information--cash payments (receipts) for:
  Interest                                                                   $995,026                        $735,994
                                                                =======================       =========================

  Income taxes (refunds)                                                    $(910,599)                       $642,576
                                                                =======================       =========================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             LACROSSE FOOTWEAR, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

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

2.   INVENTORIES

     Inventories are comprised of the following:

                                      July 1, 2000           December 31, 1999
                                      ------------           -----------------

     Raw materials                      $5,985,863                  $6,996,001

     Work-in process                     1,407,674                   1,709,383

     Finished goods                     45,064,372                  35,069,600

     LIFO reserve                       (3,488,229)                 (3,438,229)
                                       -----------                 -----------

     Total                             $48,969,680                 $40,336,755
                                       ===========                 ===========

     The inventory values at July 1, 2000 and December 31, 1999 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

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

                                                 Percentage of Net Sales
                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------
                                         July 1,   July 3,     July 1,   July 3,
                                          2000      1999        2000      1999
                                          ----      ----        ----      ----

Net Sales                                100.0%    100.0%      100.0%    100.0%
Cost of Goods Sold                        74.3      73.5        74.5      73.4
                                          ----      ----        ----      ----

    Gross Profit                          25.7      26.5        25.5      26.6

Selling and Administrative Expenses       25.7      27.0        25.7      26.7
                                          ----      ----        ----      ----

    Operating Income (loss)                 -        (.5)        (.2)      (.1)

The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ended July 1, 2000 should not be considered indicative of results to be reported for the balance of the fiscal year.

Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

Net Sales

Net sales for the three months ended July 1, 2000 increased $4,596,582, or 17%, to $31,384,905 from $26,788,323 for the three months ended July 3, 1999. The increase in net sales during the quarter was a result of increased shipments at all three divisions. Danner shipments increased 21% during the quarter, largely due to the success of the new Radical(TM) outdoor cross training products, higher international shipments and improved inventory availability. LaCrosse Industrial Division shipments were up approximately 14% driven by new products, more favorable weather conditions and increased penetration with national accounts. LaCrosse Retail Division shipments were up approximately 10% as a result of continued increases in leather work and sport products, offset to some degree by lower farm/work rubber shipments (a direct result of the dry early spring weather). Finally, shipments of special make-up consumer rainwear increased approximately $1.0 million for the quarter.

Gross Profit

Gross profit for the three months ended July 1, 2000 increased to $8,074,927, or 25.7% of net sales, from $7,087,053, or 26.5% of net sales, in the second quarter of 1999. The decrease in gross profit as a percent of net sales was primarily the result of lower production levels which reduced overhead absorption, higher costs related to factory defects at the La Crosse, Wisconsin plant and lower margins on a larger consumer rainwear shipment to a large mass merchant.

Selling and Administrative Expenses

Selling and administrative expenses in the second quarter of 2000, increased to $8,066,119, or 25.7% of net sales, from $7,228,062, or 27.0% of net sales in the second quarter of 1999. The increase in selling and administrative expenses during the quarter was primarily related to the continuing commitment to brand marketing for the LaCrosse and Danner brands, increased product development spending in support of new products, the addition of a new executive position within the organization and higher expenses for professional fees in support of the implementation of a new enterprise resource planning (ERP) system.

Interest Expense

Interest expense for the three months ended July 1, 2000 increased 72% to $776,596, or 2.5% of net sales, from $450,627, or 1.7% of net sales, for the three months ended July 3, 1999. The increase in interest expense was the result of higher interest rates (driven by higher market rates and higher rates per an amended credit agreement entered into in March 2000) and higher average borrowings, primarily as a result of common stock repurchases during 1999 and 2000.

Income Tax Expense

The Company's effective income tax rate was 39.3% in the second quarter of 2000 as compared to 39.2% in the second quarter of 1999.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

Net Sales

Net sales for the six months ended July 1, 2000 increased $7,680,373, or 14%, to $62,414,763 from $54,734,390 for the first six months of 1999. The increase in net sales during the first half was driven by a $2.7 million increase in Danner brand shipments (largely due to the success of the new Radical outdoor cross training products, increased international shipments and improved inventory availability), a $1.7 million increase in shipments of consumer rainwear (driven by an order from a mass merchant) and a $1.9 million increase in shipments of LaCrosse brand products to the industrial market. While shipments of LaCrosse brand leather sporting and occupational boots through the retail channel of distribution were up over $2.5 million during the first half, this increase was offset by lower shipments of traditional rubber products. In addition, consistent with a previously announced product line reduction initiative, discontinued/closeout product shipments were approximately $.8 million higher than last year.

Gross Profit

Gross profit for the six months ended July 1, 2000 increased 10% to $15,950,978, or 25.5% of net sales, from $14,558,883, or 26.6% of net sales, in the first six months of 1999. The decrease in gross profit as a percent of net sales was primarily the result of lower factory utilization resulting in reduced fixed overhead absorption, an increase in factory defects, an increase in shipments of discontinued products at reduced margins and the lower margins on a large consumer rainwear shipment to a mass merchant.

Selling and Administrative Expenses

Selling and administrative expenses in the first half of 2000 increased 10%, to $16,058,777, or 25.7% of net sales, from $14,597,424, or 26.7% of net sales, the first half of 1999. The increase in selling and administrative expenses for the first half of 2000 compared to the first half of 1999 was mainly due to the continuing commitment to brand marketing for the LaCrosse and Danner brands, increased product development spending in support of new products, the addition of an executive position within the organization and higher expenses related to professional fees in support of a strategic brand marketing study and the installation of a new enterprise resource planning (ERP) system.

Interest Expense

Interest expense in the first half of 2000 increased 55% to $1,278,453, or 2.0% of net sales, from $826,152, or 1.5% of net sales, for the first half of 1999. The increase in interest expense was the result of higher interest rates (driven by higher market rates and higher rates per an amended credit agreement entered into in March 2000) and higher average borrowings, primarily as a result of common stock repurchases during 1999 and 2000.

Income Tax Expense

The Company's effective income tax rate was 39.2% in the first half of both 2000 and 1999.

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

Net cash used in operating activities was $14.9 million in the first half of 2000 compared to $7.9 million in the first half of 1999. A $6.4 million increase in accounts receivable in the first half of 2000 compared to a $.9 million increase in the first half of 1999 was the primary reason for the higher level of cash used in operating activities. The accounts receivable increase is higher in 2000 because of the increased sales and an unusually low level of accounts receivable as of December 1999. Also contributing to the increased level of cash used in operations was an increase of $8.6 million in inventory compared to a $7.0 million increase last year, primarily due to the earlier receipt of outsourced product in 2000.

Net cash used in investing activities was $1.0 million in the first half of 2000 compared to $1.4 million in the first half of 1999. A $.3 million reduction in spending for equipment was the primary reason for the decrease.

Net cash provided by financing activities was $14.4 million in the first half of 2000 compared to $9.0 million in the first half of 1999. During the first half of 2000, the Company borrowed $18.6 million in short-term borrowings which were used to pay dividends ($.8 million), for capital expenditures ($1.0 million), repay long-term debt ($1.2 million) and purchase treasury stock ($2.1 million) with the balance primarily used to fund the cash used in operating activities. During the first half of 1999, $12.5 million of new long-term obligations and $13.2 million of short-term borrowings were used to repay $12.7 million of long-term obligations, purchase treasury stock ($1.9 million), pay an obligation related to the shares issued in the 1994 acquisition of Danner ($1.1 million), pay dividends ($.9 million), for capital expenditures ($1.3 million) and fund the $7.9 million of cash used in operating activities.

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the current market price. The transaction value was $2.1 million.

At December 31, 1999, the Company did not meet the interest coverage ratio contained in its credit agreement. In March 2000, the Company and bank entered into an amendment of its credit agreement which changed certain financial covenants, increased the interest rate on LIBOR based loans by .75% and provided a waiver of the December 31, 1999 covenant violation. In the event the Company does not meet the interest coverage ratio during future quarters in 2000, management believes it will be able to obtain a waiver.

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

                           PART II - Other Information
                           ---------------------------

ITEM 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its annual meeting of shareholders on May 18, 2000. At such meeting, Patrick K. Gantert, Luke E. Sims and John D. Whitcombe were elected as directors of the Company for terms to expire at the 2003 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes:
          Patrick K. Gantert - 5,480,124 shares voted for, 25,981 shares withholding authority, 0 abstentions and 0 broker non-votes; Luke E. Sims - 5,480,159 shares voted for, 25,946 shares withholding authority, 0 abstentions and 0 broker non-votes; John D. Whitcombe - 5,477,874 shares voted for, 28,231 shares withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2000 annual meeting of shareholders are as follows: terms expiring at the 2001 annual meeting
          - George W. Schneider, Craig L. Leipold and Joseph P. Schneider; terms expiring at the 2002 annual meeting - Frank J. Uhler, Jr. and Richard
          A. Rosenthal.

ITEM 5    Other Information
          -----------------

          On August 3, 2000, the Board of Directors of LaCrosse Footwear, Inc. announced that Patrick K. Gantert, the Company's President and Chief Executive Officer, had resigned to pursue other business opportunities. Mr. Gantert will continue as a director of the Company.

          Joseph P. Schneider, the President and Chief Executive Officer of Danner Shoe Manufacturing Co., (a Company subsidiary) and a director of the Company, was named interim President and Chief Executive Officer of the Company.

ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibit Number        Description
              --------------        -----------

              (27)                  Financial Data Schedule (EDGAR version only)

          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LACROSSE FOOTWEAR, INC.
                                -----------------------
                                (Registrant)


Date:   August 14, 2000         By: /s/ Joseph P. Schneider
                                    ------------------------------------
                                Joseph P. Schneider
                                Interim President and Chief Executive Officer


Date:   August 14, 2000         By: /s/ Robert J. Sullivan
                                    ------------------------------------
                                Robert J. Sullivan
                                Vice President-Finance and Administration
                                And Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   for the Quarterly Period ended July 1, 2000

                                     Exhibit
                                     -------



(27)      Financial Data Schedule (EDGAR version only)