Form 10-Q
period 2000-09-30
LACROSSE FOOTWEAR INC
filed 2000-11-14
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                         Commission File Number 0-238001
                                                --------

                             LaCrosse Footwear, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Wisconsin                                   39-1446816
         ---------------------------                       --------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

            1319 St. Andrew Street, La Crosse, Wisconsin      54603
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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

Common Stock, $.01 par value, outstanding as of November 1, 2000: 5,874,449
---------------------------------------------------------------------------
shares
------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 30, 2000

                                                                            Page
                                                                            ----
PART I.   Financial Information

          Item 1.   Condensed Consolidated Balance Sheets                   3-4

                    Condensed Consolidated Statements of Operations           5

                    Condensed Consolidated Statements of Cash Flows           6

                    Notes to Condensed Consolidated Financial Statements    7-8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9-13

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                        14


PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                         14

                    Signatures                                               15

                    Exhibit Index                                            16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   Financial Statements
          --------------------

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,     December 31,
                                                  2000            1999
                                              (Unaudited)
                                             --------------    --------------

CURRENT ASSETS
Cash and cash equivalents                         $ 630,628        $2,021,747
Accounts receivable, net                         38,363,864        20,444,903
Inventories (2)                                  47,103,747        40,336,755
Income tax receivable                             1,704,488           910,328
Prepaid expenses                                  2,075,481         2,068,571
Deferred tax assets                               2,269,500         2,746,500
                                             --------------    --------------

          Total current assets                   92,147,708        68,528,804


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization                 12,098,976        12,811,029
INTANGIBLES                                      14,187,844        14,782,423
OTHER ASSETS                                      1,811,073         1,897,286
                                             --------------    --------------

          Total assets                         $120,245,601       $98,019,542
                                             ==============    ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)



                                              September 30,     December 31,
                                                  2000            1999
                                              (Unaudited)
                                             --------------    --------------

CURRENT LIABILITIES
Current maturities of long-term obligations      $1,312,000        $1,712,000
Notes payable, bank                              42,815,000        14,088,000
Accounts payable                                  4,186,530         5,909,802
Accrued expenses                                  6,211,008         5,197,735
Dividends payable                                         0           828,678
                                             --------------    --------------

          Total current liabilities              54,524,538        27,736,215

LONG-TERM OBLIGATIONS                             9,838,676        10,701,920
COMPENSATION AND BENEFITS                         3,238,469         3,192,722
                                             --------------    --------------

          Total liabilities                      67,601,683        41,630,857
                                             --------------    --------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share               67,176            67,176
Additional paid-in capital                       26,434,480        26,434,480
Retained earnings                                30,955,645        32,575,412
Treasury stock                                  (4,813,383)       (2,688,383)
                                             --------------    --------------

          Total shareholders' equity             52,643,918        56,388,685
                                             --------------    --------------

          Total liabilities and
          shareholders' equity                 $120,245,601       $98,019,542
                                             ==============    ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                             LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                        Three Months Ended                           Nine Months Ended
                                                 September 30,          October 2,           September 30,           October 2,
                                                     2000                 1999                   2000                  1999
                                               -----------------    -----------------      -----------------     -----------------

Net sales                                           $37,238,822          $37,024,101            $99,653,585           $91,758,491
Cost of goods sold                                   27,943,620           27,233,828             74,407,405            67,409,335
                                               -----------------    -----------------      -----------------     -----------------

      Gross profit                                    9,295,202            9,790,273             25,246,180            24,349,156

Selling and administrative expenses                   9,612,762            7,830,976             25,671,539            22,428,400
                                               -----------------    -----------------      -----------------     -----------------

      Operating income (loss)                          (317,560)           1,959,297               (425,359)            1,920,756
Non-operating income (expense)
   Interest expense                                  (1,045,938)            (677,736)            (2,324,391)           (1,503,888)
   Miscellaneous                                        (12,232)              56,111                 85,660               147,350
                                               -----------------    -----------------      -----------------     -----------------
                                                     (1,058,170)            (621,625)            (2,238,731)           (1,356,538)

   Income (loss) before income taxes (benefit)       (1,375,730)           1,337,672             (2,664,090)              564,218

Provision for income taxes (benefit)                   (539,285)             524,389             (1,044,323)              221,173
                                               -----------------    -----------------      -----------------     -----------------


 Net income (loss)                                    $(836,445)            $813,283            $(1,619,767)             $343,045
                                               =================    =================      =================     =================

Basic earnings (loss) per share                          $(0.14)               $0.13                 $(0.27)                $0.05
                                               =================    =================      =================     =================

Diluted earnings (loss) per share                        $(0.14)               $0.13                 $(0.27)                $0.05
                                               =================    =================      =================     =================

Weighted average shares outstanding
   Basic earnings per share                           5,874,449            6,397,608              6,007,661             6,493,185
   Diluted earnings per share                         5,874,449            6,397,608              6,007,661             6,493,185



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               Nine Months Ended
                                                         September 30,      October 2,
                                                            2000               1999
                                                        --------------    --------------
Net cash used in operating activities                     $(23,856,390)     $(20,532,994)
                                                        --------------    --------------

Cash flows from investing activities
  Purchase of property and equipment                        (1,971,020)       (1,783,745)
  Investment in Danner - Japan                                       0           (70,134)
  Other                                                        (73,786)          (73,786)
                                                        --------------    --------------
Net cash used in investing activities                       (2,044,806)       (1,927,665)

Cash flows from financing activities
  Cash dividends paid                                         (828,678)         (863,775)
  Proceeds from short-term borrowings                       28,727,000        26,489,000
  Proceeds from long-term obligations                                0        12,500,000
  Principal payments on long-term obligations               (1,263,245)      (12,804,720)
  Purchase of treasury stock                                (2,125,000)       (2,003,658)
  Settlement of Danner acquisition contingency                       0        (1,148,067)
                                                        --------------    --------------
Net cash provided by financing activities                   24,510,077        22,168,780

  Decrease in cash and cash equivalents                     (1,391,119)         (291,879)

Cash and cash equivalents:
  Beginning                                                  2,021,747           363,966
                                                        --------------    --------------

  Ending                                                      $630,628           $72,087
                                                        ==============    ==============

Supplemental information--cash payments (receipts) for:
  Interest                                                  $2,116,766        $1,274,071
                                                        ==============    ==============

  Income taxes (refunds)                                     $(910,599)         $644,456
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

2.   INVENTORIES

     Inventories are comprised of the following:

                                       September 30, 2000      December 31, 1999
                                       ------------------      -----------------

     Raw materials                             $4,676,483             $6,996,001

     Work-in process                            1,628,080              1,709,383

     Finished goods                            44,387,413             35,069,600

     LIFO reserve                             (3,588,229)            (3,438,229)
                                              -----------            -----------

     Total                                    $47,103,747            $40,336,755
                                              ===========            ===========

     The inventory values at September 30, 2000 and December 31, 1999 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

3.   ACCOUNTING STANDARDS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

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

                                                                Percentage of Net Sales
                                               Three Months Ended                  Nine Months Ended
                                               ------------------                  -----------------
                                              September 30,      October 2,       September 30,      October 2,
                                                   2000             1999              2000              1999
                                                   ----             ----              ----              ----
Net Sales                                         100.0%           100.0%            100.0%            100.0%
Cost of Goods Sold                                 75.1             73.6              74.7              73.5
                                                   ----             ----              ----              ----

    Gross Profit                                   24.9             26.4              25.3              26.5

Selling and Administrative Expenses                25.8             21.1              25.7              24.4
                                                   ----             ----              ----              ----

    Operating Income (Loss)                        (.9)              5.3              (.4)               2.1

The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ended September 30, 2000 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

Net Sales

Net sales for the three months ended September 30, 2000 increased $214,721, or 1%, to $37,238,822 from $37,024,101 for the three months ended October 2, 1999. The increase in net sales was primarily due to increased shipments of Danner brand product, primarily due to shipments of the new Radical outdoor cross training product, increased shipments through the LaCrosse Industrial Division (driven largely by new products and increased penetration with national distributors) and increased shipments of LaCrosse brand leather work and sport products through the LaCrosse Retail Division. These increases were largely offset by reduced shipments of traditional rubber products through the LaCrosse Retail Division.

Gross Profit

Gross profit for the three months ended September 30, 2000 decreased 5% to $9,295,202, or 24.9% of net sales, from $9,790,273, or 26.4% of net sales, in the third quarter of 1999. The reduction in gross profit as a percent of net sales was primarily the result of lower production levels at the Company's La Crosse, Wisconsin manufacturing facility (which resulted in labor inefficiencies and an increase in unabsorbed overhead) and an increase in shipments of discontinued products at reduced margins.

For competitive reasons, the Company purchases an increasingly larger percentage of its products from foreign contract manufacturers. The Company is reducing its domestic employment levels as it continues to source more of its products offshore. As a result of this additional outsourcing, the Company announced in mid October that, before the end of the fourth quarter, it would be laying off approximately 200 people at the LaCrosse, Wisconsin manufacturing facility. The Company will continue to evaluate its future manufacturing needs and will align its domestic manufacturing capacity accordingly.

Selling and Administrative Expenses

Selling and administrative expenses in the third quarter of 2000 increased 23% to $9,612,762, or 25.8% of net sales, from $7,830,976, or 21.1% of net sales, in the third quarter of 1999. The increase in selling and administrative expenses was primarily a result of the continued commitment to brand marketing for the LaCrosse and Danner brands, increased product development spending (in support of new products and product outsourcing) and an increase in warehouse/distribution costs. Also contributing to the increase was the one time cost of a severance package for the former president of the Company.

Interest Expense

Interest expense for the three months ended September 30, 2000 increased 54% to $1,045,938, or 2.8% of net sales, from $677,736, or 1.8% of net sales, for the three months ended October 2, 1999. The increase in interest expense was the result of higher interest rates (driven by higher market rates and higher rates per an amended credit agreement entered into in March 2000) and higher average borrowings, primarily as a result of common stock repurchases during 1999 and 2000 and higher levels of finished goods inventory.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended October 2,
1999

Net Sales

Net sales for the nine months ended September 30, 2000 increased $7,895,094, or 9%, to $99,653,585 from $91,758,491 for the first nine months of 1999. The increase in net sales during the first nine months of the year was driven by a $3.1 million increase in Danner brand shipments (largely due to the success of the new Radical outdoor cross training products), an increase in shipments of consumer rainwear (driven by an order from a mass merchant), an increase in shipments through the LaCrosse Industrial division (driven largely by new products and increased penetration with national distributors), an increase in shipments of LaCrosse brand leather work and sport products and an increase in shipments of discontinued/closeout products. These increases were partially offset by lower shipments of traditional rubber products.


Gross Profit

Gross profit for the nine months ended September 30, 2000 increased 4% to $25,246,180, or 25.3% of net sales, from $24,349,156, or 26.5% of net sales, in the first nine months of 1999. The decrease in gross profit as a percentage of net sales was primarily the result of lower factory utilization (which resulted in labor inefficiencies and reduced fixed overhead absorption), an increase in shipments of discontinued products at reduced margins and the lower margins on a large consumer rainwear shipment to a mass merchant.

Selling and Administrative Expenses

Selling and administrative expenses in the first nine months of 2000 increased 14% to $25,671,539, or 25.7% of net sales, from $22,428,400, or 24.4% of net sales in the first nine months of 1999. The increase in selling and administrative expenses for the first nine months of 2000 compared to the first nine months of 1999 was mainly due to the continued commitment to brand marketing for the LaCrosse and Danner brands, increased product development spending (in support of new products and product outsourcing), the addition of an executive position within the organization, and higher expenses related to professional fees in support of a strategic brand marketing study and a new enterprise resource planning (ERP) system. Also contributing to the increase was the one time cost of a severance package for the former president of the Company.

Interest Expense

Interest expense in the first nine months of 2000 increased 55% to $2,324,391, or 2.3% of net sales, from $1,503,888, or 1.6% of net sales, for the first nine months of 1999. The increase in interest expense was the result of higher interest rates (driven by higher market rates and higher rates per an amended credit agreement entered into in March 2000) and higher average borrowings, primarily as a result of common stock repurchases during 1999 and 2000 and higher levels of finished goods inventory.

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

Net cash used in operating activities was $23.9 million in the first nine months of 2000 compared to $20.5 million in the first nine months of 1999. The $3.4 million increase in cash used in operating activities during the nine months of 2000 as compared to the first nine months of 1999 was largely the result of a $1.6 million loss in the first nine months of 2000 (compared to a $.3 million profit in the first nine months of 1999) and a $6.8 million increase in inventories in the first nine months of 2000 compared to a $5.7 million increase in the first nine months of 1999. The increase in inventories was primarily the result of the earlier receipt of outsourced goods in 2000 as compared to 1999.

Net cash used in investing activities was $2.0 million in the first nine months of 2000 compared to $1.9 million in the first nine months of 1999. An increase in spending for equipment was the reason for the increase.

Net cash provided by financing activities was $24.5 million in the first nine months of 2000 compared to $22.2 million in the first nine months of 1999. During the first nine months of 2000, the Company borrowed $28.7 million in short-term borrowings which were used to pay dividends ($.8 million), for capital expenditures ($2.0 million), repay long-term debt ($1.3 million) and purchase treasury stock ($2.1 million) with the balance primarily used to fund the cash used in operating activities. During the first nine months of 1999, $12.5 million of a new long-term obligation and $26.5 million of short-term borrowings were used to repay $12.8 million of long-term obligations, pay dividends ($.9 million), for capital expenditures ($1.8 million), purchase treasury stock ($2.0 million) and pay an obligation related to the shares issued in the 1994 acquisition of Danner ($1.1 million) with the balance primarily used to fund the cash used in operating activities.

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the current market price. The transaction value was $2.1 million.

In May 1999, the Company renegotiated its unsecured credit agreement with Firstar Bank Milwaukee, N.A. as the lead bank. Under the terms of the revised agreement, the line of credit was increased to $75.0 million, including a $12.5 million term loan, from the previous maximum level of $60.1 million, including a $10.1 million term loan which was repaid. The term loan which the Company received in May 1999, is due May 28, 2004 and calls for quarterly payments of $.4 million commencing in August 1999. At the Company's option, the interest rate on the revolving portion of the loan is either the bank's prime rate or LIBOR (for the applicable loan period) plus 1.5%. The rate for the term loan is
 .375% higher than for the revolving loans. In

October 2000, the amount available under the revolving portion of the loan was reduced by $10.0 million to $52.5 million.

At December 31, 1999, the Company did not meet the interest coverage ratio contained in its credit agreement. In March 2000, the Company and bank entered into an amendment of its credit agreement which changed certain financial covenants, increased the interest rate on LIBOR based loans by .75% and provided a waiver of the December 31, 1999 covenant violation. At September 30, 2000, the Company did not meet the interest coverage ratio contained in the credit agreement. The Company has received a waiver of the September 30, 2000 violation. As part of receiving the waiver, the Company was required to pay a waiver fee of .1% of the loan commitment.

The Company believes it existing credit facilities are adequate to meet cash flow requirements for capital expenditures and operating cash flows for 2000 and 2001.

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

                           PART II - Other Information
                           ---------------------------

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibit Number     Description
               --------------     -----------

               (27)               Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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



                                    LACROSSE FOOTWEAR, INC.
                                    -----------------------
                                    (Registrant)


Date:    November 13, 2000     By: /s/ Joseph P. Schneider
                               -------------------------------------------------
                                   Joseph P. Schneider
                                   Interim President and Chief Executive Officer

Date:    November 13, 2000     By: /s/ Robert J. Sullivan
                                   ---------------------------------------------
                                   Robert J. Sullivan
                                   Vice President-Finance and Administration
                                   And Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             LACROSSE FOOTWEAR, INC.

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                for the Quarterly Period ended September 30, 2000

                                     Exhibit
                                     -------



(27)          Financial Data Schedule (EDGAR version only)