Form 10-K405
period 2000-12-31
LACROSSE FOOTWEAR INC
filed 2001-04-02
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________

                        Commission file number: 0-238001

                             LACROSSE FOOTWEAR, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                        39-1446816
- --------------------------------                            ----------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

      1319 St. Andrew Street
       La Crosse, Wisconsin                                    54603
- ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (608) 782-3020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at February 28, 2001: $7,452,096.

Number of shares of the registrant's common stock outstanding at February 28, 2001: 5,874,449 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 (incorporated by reference into Parts I, II and IV)

Portions of the Proxy Statement for 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

Item 1.  Business

General

         LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting and outdoor, farm and general utility, occupational and children's markets. The Company markets its products primarily under the LACROSSE(R), RED BALL(R), RAINFAIR(R) and DANNER(R) brands through selected distributors and independent representatives. It also manufactures private label footwear, footwear components and protective clothing. LaCrosse's products are characterized by innovative design, performance features and durability, and are relatively unaffected by changing fashion trends.

         Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER(R) brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR(R) brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a 100%-owned subsidiary. Also in May 1996, the Company acquired certain operating assets and trademarks of Red Ball, Inc. ("Red Ball"). Red Ball historically sold products which competed in many of the same product categories as the LACROSSE(R) brand. In 1997, the Company acquired the LAKE OF THE WOODS(R) trade name. Lake of the Woods was a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets. From 1997 to 1999, the Company transitioned the LAKE OF THE WOODS(R) product offerings to the LACROSSE(R) brand where they have become a significant product offering for the Company.

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

Products

         The Company's brand product offering includes these major categories:

Rubber/Vinyl Footwear

         The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting and outdoor and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE(R) and RED BALL(R) brands. The product line ranges from low cost vinyl-molded products to high performance, hand-crafted rubber products directed to specific recreational and occupational market niches.

         In addition, the Company is a leader in rubber bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproofness and flexibility of rubber footwear with the fit and support of a laced leather boot.

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

         LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 2000, the Company offered approximately 500 styles of footwear and rainwear.

Product Design and Development

         The Company's product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales personnel and suppliers provide information to the Company's marketing and product development personnel during the concept, development and testing of new product. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing or outside sourcing facilities for pattern development and commercialization.

Customers, Sales and Distribution

         The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

         Within the retail market, the LACROSSE(R) and RED BALL(R) brands were marketed through a sales force comprised of Company-employed sales people and independent representative groups. As of January 1, 2001, the sales representation for these brands was switched over to independent representative groups with most of the former employees continuing to represent the brands. The DANNER(R) brand is marketed through independent sales representative groups. For all three brands, some of the independent agents are multi-line representative groups and some are dedicated to the Company's products. A national account sales team complements the sales activities for the brands.

         The Company's industrial products are distributed through the LaCrosse Rainfair Safety Products Division using independent representatives and a national account team.

         The Company's products are sold directly to more than 4,800 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company's customer base is also diversified as to size and location of customer and markets served. As a result, the Company is not dependent upon a few customers, and adverse economic conditions or mild or dry weather conditions in a specific region are less likely to have as material of an effect on the Company's results of operations.

         The Company currently operates three internet websites for use by consumers and customers. The primary purpose of the websites at this time is to provide product and Company information. However, the Company will be further developing its internet strategy during the next twelve months.

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

Product Sourcing

         Traditionally, the Company manufactured the majority of its rubber, leather and vinyl products in its United States manufacturing facilities. During the last few years, the quality and timeliness of product provided by offshore sources has improved substantially. This has resulted in the consumer shifting its allegiance from domestically produced product to product that offers the best value.

         As a result of this shift, the Company has been developing relationships with offshore suppliers over the past several years. In 2000, the Company substantially increased the amount of product it sourced offshore. The Company anticipates that the amount of sourced product will continue to increase, with over 60% of its product offerings being outsourced in 2001. The Company believes that there are adequate suppliers of sourced product.

         The Company continues to outsource a greater percentage of its products offshore, which has resulted in the downsizing of its domestic United States manufacturing operations. The Company has incurred losses over the past couple of years as it has sold, abandoned or written-down assets that are no longer necessary or useable in its downsized domestic manufacturing operations. While the Company has already made substantial progress on this strategic objective, it is possible that a further shift of products currently manufactured by the Company in the United States to offshore sourcing will cause the Company to incur additional losses or charges relating to the sale, abandonment or write-down of the assets related to such current domestic manufacturing.

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

         The Company purchases GORE-TEX(R) waterproof fabric directly from W.L. Gore & Associates ("Gore"), for both LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner's footwear, in terms of number of pairs produced, incorporates GORE-TEX(R) waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days written notice. The Company considers its relationships with Gore to be good.

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

Backlog

         At December 31, 2000, the Company had unfilled orders from its customers in the amount of approximately $13.9 million compared to $14.8 million at December 31, 1999. The decrease in backlog is primarily the result of some work boot category customers ordering all product on an at once basis compared to last year when advance orders were placed for spring delivery. All orders at December 31, 2000 are expected to be filled during 2001. Because a major portion of the Company's orders are placed in January through June for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

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

         Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's Danner and

LaCrosse leather product line. These competitors manufacture domestically and/or import products from offshore. Danner domestically manufactured products effectively compete with domestically produced products, but are generally at a price disadvantage against lower cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, the Danner protective footwear line has maintained a strong competitive position in its current market niches. In leather boots, the LACROSSE(R) brand, because of its market position, sources the majority of the product from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

Employees

         As of December 31, 2000, the Company had approximately 790 employees, all located in the United States. Approximately 165 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in September 2001, approximately 125 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2002 and approximately 70 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in August 2003. The Company has approximately 190 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland, Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

         The Company owns United States federal registrations for several of its marks, including LACROSSE(R), DANNER(R), RED BALL(R), RAINFAIR(R), LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, ALLTEMP(R), DURALITE(R), FIRETECH(R), FLY-LITE(R), ICE KING(R), ICECUBE(R), ICEMAN(R), TERRAIN KING(R), AIRTHOTIC(R), CROSS-HIKER(R), THERMONATOR(R), GAMEMASTER(R), GENESYS(R) and RED BALL JETS(R). The Company also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP(R), ICEMAN(R), AIRBOB(R) and stylized Indianhead design and in Mexico for its mark LACROSSE and stylized Indianhead design. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE(R), DANNER(R), RED BALL(R) and RAINFAIR(R) names, the Company does not believe any trademark is material to its business.

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

Seasonality/Working Capital

         As has traditionally been the case, the Company's sales in 2000 were higher in the last two quarters of the year than in the first two quarters and, in order to satisfy shipping requirements, the Company places orders for product during the first quarter with delivery to the Company starting in the second quarter. As a result, inventories generally peak early in the third quarter. The Company expects these trends to continue. Additional information about the seasonality and working capital requirements of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" in the Company's 2000 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

Foreign Operations and Export Sales

         Other than the Company's 19% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 2000.

Environmental Matters

         The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2001, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

         The following table sets forth certain information, as of March 15, 2001, regarding the executive officers of the Company.

     Name               Age                Position
     ----               ---                --------
George W. Schneider      78      Chairman of the Board and Director
Joseph P. Schneider      41      President, Chief Executive Officer and
                                  Director
Robert J. Sullivan       54      Vice President--Finance and Administration and
                                  Chief Financial Officer
David P. Carlson         45      President and Chief Operating Officer of Danner
Bruce W. Bartelt         45      President and Chief Operating Officer of
                                  LaCrosse Rainfair Industrial Products Division

         George W. Schneider was elected to the Board of Directors of the Company's predecessor in 1968 and was the principal investor and motivating force behind the management buyout of the Company's predecessor in 1982. Since 1982, Mr. Schneider also has served as Chairman of the Board of the Company.

         Joseph P. Schneider has served as a director of the Company since March 1999 and as President and Chief Executive Officer since August 4, 2000. Prior thereto, Mr. Schneider served as Executive Vice President-Danner of the Company since May 1999, as President and Chief Executive Officer of Danner since October 1998, as Vice President of the Company since June 1996, as President and Chief Operating Officer of Danner since December 1997, as Executive Vice President and Chief Operating Officer of Danner since June 1996 and as Vice President - Retail Sales of the Company from January 1993 until June 1996. From 1985, when he joined the Company, until January 1993, Mr. Schneider held various sales management positions.

         Robert J. Sullivan joined the Company in November 1992 as Manager of Finance and Administration, was elected Vice President - Finance and Administration in March 1994 and was given the additional title of Chief Financial Officer in March 1997. From 1987 until joining the Company, Mr. Sullivan was Vice President-Finance of Skipperliner Industries, Inc., a manufacturer of houseboats.

         David P. Carlson joined Danner in March 1998 as Vice President-Finance and Chief Financial Officer and was elected President and Chief Operating Officer of Danner in August 2000. Prior to joining Danner, Mr. Carlson was the Vice President-Finance of The Palace Inc., an internet software company, from 1996 to 1998. Prior thereto, he was the Vice

President-Controller of Cadre Technologies Inc., a global provider of software development tools from 1983 to 1996.

         Bruce W. Bartelt joined the Company in 1996, at the time when the Company acquired Rainfair, Inc., where he was serving as Chief Operating Officer. From 1996 until January 2000, Mr. Bartelt was Executive Vice President and Chief Operating Officer of Rainfair and served as Vice President of Distribution, Customer Service and Purchasing from January 2000 until February 2001 for the Retail division. In February 2001, Mr. Bartelt was elected President and Chief Operating Officer of the LaCrosse Rainfair Industrial Products Division. From 1989 until 1996, Mr. Bartelt held various positions with Rainfair, Inc.

         Joseph P. Schneider is the son of George W. Schneider. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

Item 2.  Properties

         The following table sets forth certain information, as of December 31, 2000, relating to the Company's principal facilities.

                            Properties
                        Owned        Approximate Floor
                         or          Area in Square
     Location          Leased              Feet                 Principal Uses
     --------          ------              ----                 --------------
La Crosse, WI          Leased(1)        212,000(1)      Principal sales, marketing and executive
                                                        offices and warehouse space
La Crosse, WI          Owned            400,000         Manufacture rubber boots
La Crosse, WI          Leased(2)        283,500         Main warehouse and distribution facility
La Crosse, WI          Owned             11,000         Retail outlet store
Clintonville, WI       Leased (3)        10,000         Manufacture leather boots
Clintonville, WI       Leased             4,000         Warehouse for raw material storage
Hillsboro, WI          Leased(4)         40,000         Manufacture component parts
Kenosha, WI            Leased             3,000         Retail outlet store


                            Properties
                        Owned        Approximate Floor
                         or          Area in Square
     Location          Leased              Feet                 Principal Uses
     --------          ------              ----                 --------------
Claremont, NH          Owned             150,000        Manufacture vinyl injection-molded products
Claremont, NH          Leased(5)          68,000        Warehouse and distribution facility
Portland, OR           Leased(6)          36,000        Manufacturing operations and retail outlet
                                                        store
Portland, OR           Leased(7)          55,000        Warehouse, office and distribution facility
Racine, WI             Leased(8)         104,700        Manufacturing, warehousing and offices for
                                                        Rainfair
- -----------------

(1) The lease for this 212,000 square foot building adjacent to the Company's manufacturing plant in La Crosse, Wisconsin expires in 2007. Approximately 50% of this building is currently sublet to the former owner through December of 2001. Of the portion occupied by the Company, 6,600 square feet is used for office space and the balance is used for warehouse space.

(2)  The lease for space in this facility expires in 2003.

(3)  The lease for this facility expires in 2002.

(4) There are two facilities leased by the Company in Hillsboro, Wisconsin with approximately 40,000 square feet.

(5) The lease of this facility expires in 2003. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

(6) The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(7)  The lease for this facility expires in 2007.

(8) The lease for this facility was entered into in May 1996 and expires in May 2006.

         Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for production of products for at least the next two years. If the manufacturing facilities reach capacity, the Company can expand further by outsourcing products or components.

Item 3.  Legal Proceedings

         In November 1993, the Company, in order to preserve its legal rights, instituted litigation against the United States Government in the United States Court of Federal Claims ("USCFC") seeking a refund of amounts previously paid to the Internal Revenue Service ("IRS") relating to the Company's treatment of its LIFO inventory stemming from the Company's 1982 leveraged buyout. The Company received a favorable decision, dated May 15, 1998, from the USCFC, which resulted in a judgment awarded to the Company. However, the Government appealed the decision to the U.S. Federal Circuit Court of Appeals and, on September 14, 1999, the Court ruled in favor of the Government. The Company does not intend to appeal the decision to the Supreme Court. As a result of this decision, the IRS has indicated they intend to assess the Company for additional tax, penalties, interest and other amounts for prior periods as a result of recalculating the portion of the Company's LIFO inventory reserve which was not included in the lawsuit. The Company estimates that its exposure for taxes as a result of this decision is approximately $500,000. The tax provision for the LIFO reserve has been previously recorded. Therefore, there will be no material impact on reported earnings as a result of this decision.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the quarter ended December 31, 2000.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The information set forth in the Company's 2000 Annual Report to Shareholders under the captions "Market Information" and "Cash Dividends Declared Per Share" is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data

         The information set forth in the Company's 2000 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth in the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

         The information identified in the preceding paragraph and incorporated by reference discusses the Company's violation of certain covenants under its principal credit agreement with a group of commercial bank lenders and the Company's current efforts to refinance its revolving credit agreement with one or more asset-based lenders. While the Company currently expects to complete this refinancing with one or more asset-based lenders by early May, 2001, there can be no assurance that this refinancing will occur. If the Company is unsuccessful in this refinancing effort, the existing commercial bank lenders can exercise a variety of rights available to them under the existing credit agreement, including declaring a default and accelerating the amounts owed to them. Company management remains confident that the refinancing with one or more asset-based lenders will be consummated by early May 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of December 31, 2000, the Company had Swap Agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in 2002 with another $4.0 million maturing in 2003. The variable rate borrowings not offset by Swap Agreements at December 31, 2000 totaled $19.9 million. Swap Agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 2000, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $23,400. The Company believes that these amounts are not material to the earnings of the Company.

Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related consolidated balance sheets of the Company as of December 31, 2000 and 1999, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 2000, all set forth in the

Company's 2000 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item with respect to directors and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 10 through 11, of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         The information required by this Item is included under the captions "Board of Directors--Director Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation--Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.

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

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                       LACROSSE FOOTWEAR, INC.



                                       By  /s/ Joseph P. Schneider
                                         -------------------------------------
                                           Joseph P. Schneider
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                      Title                          Date


/s/ George W. Schneider       Chairman of the Board and           March 29, 2001
- ---------------------------   Director
George W. Schneider

/s/ Joseph P. Schneider       President, Chief Executive          March 29, 2001
- ---------------------------   Officer and Director (Principal
Joseph P. Schneider           Executive Officer)

/s/ Robert J. Sullivan        Vice President-Finance and          March 29, 2001
- ---------------------------   Administration and Chief
Robert J. Sullivan            Financial Officer (Principal
                              Financial and Accounting Officer)

/s/ Richard A. Rosenthal      Vice Chairman of the Board          March 29, 2001
- ---------------------------   and Director
Richard A. Rosenthal

        Signature                      Title                          Date


/s/ Craig L. Leipold          Director                            March 29, 2001
- ---------------------------
Craig L. Leipold


/s/ Luke E. Sims              Director                            March 29, 2001
- ---------------------------
Luke E. Sims


/s/ Frank J. Uhler, Jr.       Director                            March 29, 2001
- ---------------------------
Frank J. Uhler, Jr.


/s/ John D. Whitcombe         Director                            March 29, 2001
- ---------------------------
John D. Whitcombe

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                          Page
                                               ---------------------------------

                                                                  Annual Report
                                                Form 10-K        to Shareholders
Consolidated Balance Sheets at
December 31, 2000 and 1999
                                                    -                   7
Consolidated Statements of Operations
for each of the three years in
the period ended December 31, 2000                  -                   8

Consolidated Statements of Shareholders'
Equity for each of the three years in
the period ended December 31, 2000                  -                   8

Consolidated Statements of Cash Flows
for each of the three years in
the period ended December 31, 2000                  -                   9

Notes to Consolidated Financial Statements          -                 10-18

Independent Auditor's Report                        -                   19

Independent Auditor's Report on
Financial Statement Schedule                       18                   -

Financial Statement Schedule:

     II   -   Valuation and Qualifying
              Accounts                            19-20                 -


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



La Crosse, Wisconsin
February 14, 2001.


                                              LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                              -----------------------------------
                                                Balance at                                                           Balance
                                                 Beginning    Charged To Costs      Charged To                        at End
             Description                         of Period      And Expenses       Other Accounts     Deductions     of Period
             -----------                         ---------      ------------       --------------     ----------     ---------
Year ended December 31, 1998:
  Accounts receivable allowances:
    Allowance for returns                       $  837,700       $  961,211        $          --      $1,290,911     $  508,000
    Allowance for cash discounts                   100,000          470,090                   --         482,090         88,000
    Allowance for doubtful accounts                574,955           91,562                   --         289,517        377,000
    Allowance for uncollectible interest            56,461          131,812                   --         128,624         59,649
                                                 ---------        ---------         ------------       ---------      ---------
                  Total                         $1,569,116       $1,654,675        $          --      $2,191,142     $1,032,649
                                                 =========        =========         ============       =========      =========
  Inventory allowances:
    Allowance for obsolescence                  $1,226,420       $  607,472        $          --      $  533,892     $1,300,000
                                                 =========        =========         ============       =========      =========
  Warranty allowance:
    Allowance for warranties                    $  610,125       $  866,268        $          --      $1,004,952     $  471,441
                                                 =========        =========         ============       =========      =========




                                   [continued]


<

                                                                                                        SCHEDULE II - continued


                                                                           Additions
                                                              -----------------------------------
                                                Balance at                                                           Balance
                                                 Beginning    Charged To Costs      Charged To                        at End
             Description                         of Period      And Expenses       Other Accounts     Deductions     of Period
             -----------                         ---------      ------------       --------------     ----------     ---------
Year ended December 31, 1999:
  Accounts receivable allowances:
    Allowance for returns                       $  508,000       $1,082,033        $          --      $1,122,033     $  468,000
    Allowance for cash discounts                    88,000          340,354                   --         398,354         30,000
    Allowance for doubtful accounts                377,000          165,679                   --         173,679        369,000
    Allowance for uncollectible interest            59,649          117,074                   --         112,930         63,793
                                                 ---------        ---------         ------------       ---------      ---------
                  Total                         $1,032,649       $1,705,140        $          --      $1,806,996     $  930,793
                                                 =========        =========         ============       =========      =========
  Inventory allowance:
    Allowance for obsolescence                  $1,300,000       $2,113,950        $          --      $  564,847     $2,849,103
                                                 =========        =========         ============       =========      =========
  Property and equipment allowance:
    Reserve for excess equipment                $       --       $  200,000        $          --      $       --     $  200,000
                                                 =========        =========         ============       =========      =========
  Warranty allowance:
    Allowance for warranties                    $  471,441       $1,004,010        $          --      $1,004,323     $  471,128
                                                 =========        =========         ============       =========      =========

Year ended December 31, 2000:
  Accounts receivable allowances:
    Allowance for returns                       $  468,000       $1,790,136        $          --      $1,667,136     $  591,000
    Allowance for cash discounts                    30,000          124,573                   --         124,573         30,000
    Allowance for doubtful accounts                369,000          248,673                   --         317,679        299,994
    Allowance for uncollectible interest            63,793           75,065                   --          70,609         68,249
                                                 ---------        ---------         ------------       ---------      ---------
                  Total                         $  930,793       $2,238,447        $          --      $2,179,997     $  989,243
                                                 =========        =========         ============       =========      =========
  Inventory allowance:
    Allowance for obsolescence                  $2,849,103       $2,163,891        $          --      $2,851,465     $2,161,529
                                                 =========        =========         ============       =========      =========
  Property and equipment allowance:
    Reserve for excess equipment                $  200,000       $  447,795        $          --      $  306,795     $  341,000
                                                 =========        =========         ============       =========      =========
  Warranty allowance:
    Allowance for warranties                    $  471,128       $1,151,567        $          --      $1,121,741     $  500,954
                                                 =========        =========         ============       =========      =========

The accounts receivable, inventory and property and equipment allowances above were deducted from the applicable asset account.


                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                                 Page
Number                    Exhibit Description                          Number
- ------                    -------------------                          ------

(3.1)   Restated Articles of Incorporation of LaCrosse Footwear,         --
        Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
        (Registration No. 33-75534)]

(3.2)   By-Laws of LaCrosse Footwear, Inc., as amended to date.          --

(4.1)   Amended and Restated Credit Agreement, dated as of May           --
        28, 1999, by and among LaCrosse Footwear, Inc., Firstar
        Bank, N.A., The Northern Trust Company, Harris Trust and
        Savings Bank and Firstar Bank, N.A., as Agent for the
        Banks [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999]

(4.2)   First Amendment to Amended and Restated Credit Agreement,        --
        dated as of March 29, 2000, by and among LaCrosse
        Footwear, Inc., Firstar Bank, N.A., The Northern Trust
        Company, Harris Trust and Savings Bank and Firstar Bank
        N.A., as Agent for the Banks [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly
        Report on Form 10-Q for the quarter ended April 1, 2000]

(9.1)   Voting Trust Agreement, dated as of June 21, 1982, as            --
        amended [Incorporated by reference to Exhibit (9) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
        (Registration No. 33-75534)]

(9.2)   Amendment No. 9 to Voting Trust Agreement, dated June 30,        --
        1997. [Incorporated by reference to Exhibit (9.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997]

(9.3)   Extension of Term, dated as of March 31, 1999, of the            --
        Voting Trust Agreement, dated as of June 12, 1982, as amended. [Incorporated by reference to Exhibit (4) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999]

(10.1)* Employment Agreement, dated as of June 1, 1999, between          --
        Patrick K. Gantert and LaCrosse Footwear, Inc.
        [Incorporated by reference to Exhibit (10) to LaCrosse
        Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999]

(10.2)* Severance Agreement and Release, effective August 3,
        2000, between Patrick K. Gantert and LaCrosse Footwear,
        Inc.

(10.3)* Severance Agreement and Release, effective December 13,
        2000, between Mark E. Leopold and LaCrosse Footwear, Inc.

(10.4)* LaCrosse Footwear, Inc. Retirement Plan [Incorporated by         --
        reference to Exhibit (10.18) to LaCrosse Footwear, Inc.'s
        Form S-1 Registration Statement (Registration No.
        33-75534)]

(10.5)* LaCrosse Footwear, Inc. Employees' Retirement Savings            --
        Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
        (Registration No. 33-75534)]

(10.6)* LaCrosse Footwear, Inc. 1993 Employee Stock Incentive            --
        Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
        (Registration No. 33-75534)]

(10.7)* LaCrosse Footwear, Inc. 1997 Employee Stock Incentive            --
        Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996]

(10.8)  Agreement, dated as of September 15, 1998, between Local         --
        No. 14L, United Steel Workers of America, AFL-CIO, and
        LaCrosse Footwear, Inc. [Incorporated by reference to
        Exhibit (10.15) to LaCrosse Footwear, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1998]

(10.9)  Lease, dated as of March 14, 1994, between JEPCO                 --
        Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No.
        33-75534)]


- -------------
  *  A management contract or compensatory plan or arrangement.

(10.10) Amendment, dated as of March 17, 1998, to Lease between          --
        JEPCO Development Co., LLC and LaCrosse Footwear, Inc.
        [Incorporated by reference to Exhibit (10.17) to LaCrosse
        Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.11) Manufacturing Certification Agreement, dated as of               --
        October 19, 1993, between W.L. Gore & Associates, Inc.
        and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.'s
        Form S-1 Registration Statement (Registration No.
        33-75534)]

(10.12) Trademark License, dated as of October 19, 1993, between         --
        W.L. Gore & Associates, Inc. and Danner Shoe
        Manufacturing Co. [Incorporated by reference to Exhibit
        (10.24) to LaCrosse Footwear, Inc.'s Form S-1
        Registration Statement (Registration No. 33-75534)]

(13) Portions of the 2000 Annual Report to Shareholders that are incorporated by reference herein

(21)    List of subsidiaries of LaCrosse Footwear, Inc.

(23)    Consent of McGladrey & Pullen, LLP

(99)    Proxy Statement for the 2001 Annual Meeting of                   --
        Shareholders

        [The Proxy Statement for the 2001 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2001 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]