Form 10-Q
period 2001-03-31
LACROSSE FOOTWEAR INC
filed 2001-05-15
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Wisconsin                                  39-1446816
     ---------------------------                     ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

               1319 St. Andrew Street, La Crosse, Wisconsin 54603
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (608) 782-3020
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, outstanding as of May 1, 2001:  5,874,449 shares
------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended March 31, 2001




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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                             March 31,         December 31,
                                               2001               2000
                                           (Unaudited)
                                           -------------      ------------

CURRENT ASSETS
Cash and cash equivalents                  $     280,002      $    10,506
Accounts receivable, net                      20,313,972       26,820,360
Inventories (2)                               39,066,081       38,563,826
Income tax receivable                            906,000          906,000
Prepaid expenses                               1,433,181        1,489,653
Deferred tax assets                            2,395,400        2,456,400
                                           -------------      -----------

          Total current assets                64,394,636       70,246,745


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization              11,412,411       11,287,281
GOODWILL                                      12,594,997       12,765,106
OTHER ASSETS                                   3,313,329        3,298,912
                                           -------------      -----------

          Total assets                     $  91,715,373      $97,598,044
                                           =============      ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                          March 31,            December 31,
                                                             2001                  2000
                                                         (Unaudited)
                                                      -----------------       ----------------

CURRENT LIABILITIES
Current maturities of long-term
 obligations (4)                                           $9,107,422            $10,217,422
Notes payable, bank (4)                                    20,500,000             20,840,000
Accounts payable                                            4,178,099              6,312,829
Accrued expenses                                            4,207,176              5,116,735
                                                      ----------------       ----------------

          Total current liabilities                        37,992,697             42,486,986

LONG-TERM OBLIGATIONS                                         376,689                188,653
COMPENSATION AND BENEFITS                                   5,338,917              5,427,533
                                                      ----------------       ----------------

          Total liabilities                                43,708,303             48,103,172
                                                      ----------------       ----------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                         67,176                 67,176
Additional paid-in capital                                 26,434,480             26,434,480
Retained earnings                                          26,318,797             27,806,599
Treasury stock                                             (4,813,383)            (4,813,383)
                                                      ----------------       ----------------

          Total shareholders' equity                       48,007,070             49,494,872
                                                      ----------------       ----------------

          Total liabilities and shareholders' equity      $91,715,373            $97,598,044
                                                      ================       ================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                     March 31,              April 1,
                                                       2001                   2000
                                                 -----------------      -----------------

  Net sales                                           $29,147,788            $31,029,858
  Cost of goods sold                                   21,692,258             23,153,807
                                                 -----------------      -----------------

        Gross profit                                    7,455,530              7,876,051

  Selling and administrative expenses                   8,293,896              7,992,658
                                                 -----------------      -----------------

        Operating loss                                   (838,366)              (116,607)

  Non-operating income (expense)
     Interest expense                                    (716,597)              (501,857)
     Miscellaneous                                         67,161                 88,643
                                                 -----------------      -----------------
                                                         (649,436)              (413,214)
                                                 -----------------      -----------------

       Loss before income taxes (benefit)              (1,487,802)              (529,821)

  Provision for income taxes (benefit) (5)                      0               (207,159)
                                                 -----------------      -----------------

       Net (loss)                                     $(1,487,802)             $(322,662)
                                                 =================      =================

  Basic earnings (loss) per share                          $(0.25)                $(0.05)
                                                 =================      =================

  Diluted earnings (loss) per share                        $(0.25)                $(0.05)
                                                 =================      =================

  Weighted average shares outstanding:
      Basic                                             5,874,449              6,271,188
      Diluted                                           5,874,449              6,271,188


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                 March 31,              April 1,
                                                                   2001                   2000
                                                             ------------------     -----------------

Net cash provided by (used in) operating activities                 $2,434,607           ($5,548,385)
                                                             ------------------     -----------------

Cash Flows from Investing Activities
   Purchase of property and equipment                                 (622,365)             (288,654)
   Other                                                                18,981                     0
                                                             ------------------     -----------------
   Net cash used in investing activities                              (603,384)             (288,654)

Cash Flows from Financing Activities
  Cash dividends paid                                                        0              (828,678)
  Proceeds from (payments on) short-term borrowings                   (340,000)            7,212,000
  Principal payments on long-term obligations                       (1,221,727)             (420,860)
  Purchase of treasury stock                                                 0            (2,125,000)
                                                             ------------------     -----------------
  Net cash provided by (used in) financing activities               (1,561,727)            3,837,462

  Increase (decrease) in cash and cash equivalents                     269,496            (1,999,577)

Cash and cash equivalents:
  Beginning                                                             10,506             2,021,747
                                                             ------------------     -----------------

  Ending                                                              $280,002               $22,170
                                                             ==================     =================

Supplemental information--cash payments for:
  Interest                                                            $520,413              $410,292
                                                             ==================     =================

  Income taxes                                                         $25,000               $16,780
                                                             ==================     =================



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       INVENTORIES

         Inventories are comprised of the following:

                                      March 31, 2001         December 31, 2000
                                      --------------         -----------------

         Raw materials                    $4,310,906                $4,311,131

         Work-in process                     984,807                 1,193,950

         Finished goods                   35,717,146                35,222,782

         LIFO reserve                     (1,946,778)               (2,164,037)
                                         -----------               -----------

         Total                           $39,066,081               $38,563,826
                                         ===========               ===========

         The inventory values at March 31, 2001 and December 31, 2000 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

3.       SOURCING REALIGNMENT AND OTHER NON-RECURRING CHARGES

         On May 11, 2001, the Company announced a strategic realignment of its sourcing for rubber footwear. In connection with this realignment, the Company will cease manufacturing at its La Crosse, Wisconsin manufacturing facility, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other non-recurring expenses. Workforce reductions of approximately 125 production, supervisory and support personnel employees are expected, primarily in manufacturing. It is expected that the realignment actions will reduce fixed costs and lower the total cost of rubber footwear products. Planning for this change in sourcing commenced in April 2001 and the realignment activities are expected to be predominately completed in the third and fourth quarters of 2001 with the balance in the first half of 2002. This change in sourcing allows the Company to move to a more variable cost structure going forward.

         The Company will be recording a non-recurring charge of approximately $4.5 million during the second quarter of 2001 as a result of the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility. This charge will be for asset impairment, employee related costs, a partial curtailment of a pension plan and other exit costs. The first quarter 2001 financial statements were not impacted by this change in sourcing.

4.       NOTES PAYABLE AND LONG-TERM OBLIGATIONS

         As of March 31, 2001, the Company was in violation of certain of the financial covenants under its credit agreement. As a result, the Company is planning to refinance its revolving line of credit with one or more asset-based lenders and to reduce and restructure the term loan with Firstar Bank, N.A. The Company has selected a lead lender and negotiations and documentation of the new revolving credit agreement are progressing on schedule. While the Company currently expects to complete this refinancing by late May 2001, there can be no assurance that this refinancing will occur. The Company believes the new credit facilities will be adequate to meet cash requirements for capital expenditures and operating cash flows for the next twelve months. As a result of the Company's violation of its loan covenants under its existing credit agreement, the Company paid the existing lenders a fee of approximately $125,000 in early May 2001.

5.       INCOME TAXES

         No provision for income tax benefit has been recorded during the quarter ended March 31, 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

6.       STOCK INCENTIVE PLANS

         In November 1996, the Board of Directors adopted, and in June 1997 the shareholders of the Company approved, the LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (the "1997 Plan"), pursuant to which options for up to 300,000 shares of common stock may be granted to officers and other key employees of the Company. The Company also has in effect the LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan, pursuant to which options for up to 250,000 shares of common stock may be granted to officers and other key employees of the Company.

         Effective January 2, 2001, the Company's Board of Directors granted options to purchase approximately 95,000 shares of common stock under the 1993 Plan and 25,000 shares under the 1997 Plan. The exercise price for these options is $3.13 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on December 31, 2000. Because the options vest in equal increments over a five-year period, none of such options will be exercisable until January 2002.

ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations


The following table sets forth, for the quarters ended March 31, 2001 and April 1, 2000, selected financial information derived from the Company's condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

                                                    2001                       2000
                                            Three Months Ended           Three Months Ended
                                               March 31, 2001               April 1, 2000
                                                 $          %               $            %
                                            ----------   -------       ----------     -------
Net Sales                                      $29,148    100.0%          $31,030      100.0%

Gross Profit                                     7,456     25.6             7,876       25.4

Selling and Administrative Expenses
                                                 8,294     28.5             7,993       25.8

Non-Operating Expenses                             650      2.2               413        1.3


Loss Before Income Taxes (Benefit)              (1,488)    (5.1)             (530)      (1.7)


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending March 31, 2001 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

Net Sales

Net sales for the three months ended March 31, 2001 decreased $1,882,070, or 6%, to $29,147,788 from $31,029,858 for the first three months of 2000. The decrease in net sales during the quarter was due to a decline in shipments of Danner(R) branded product to an international customer and a decline in the shipments of LaCrosse(R) branded products through the retail channel of distribution. The decline in shipments of LaCrosse(R) brand products was due to weakness experienced by retailers during the latter half of the first quarter. Partially offsetting this decline was a small increase in shipments through the industrial channel of distribution.

Gross Profit

Gross profit for the three months ended March 31, 2001 decreased to $7,455,530, or 25.6% of net sales, from $7,876,051, or 25.4% of net sales, for the first quarter of 2000. The increase in gross profit as a percentage of net sales was driven by the higher margins on the increasing volume of sourced product. This improvement was partially offset by the impacts from closeouts and a change in product mix.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2001 increased 4%, to $8,293,896, or 28.5% of net sales, from $7,992,658, or 25.8% of net sales for the first quarter of 2000. The increase in selling and administrative expenses for the first quarter of 2001 compared to the first quarter of 2000 was primarily related to increased expenses in support of the Danner operation, one-time costs associated with re-engineering the method for shipping low cost PVC footwear and increased spending for information technology support.

Non-Operating Expenses

Non-operating expenses for the three months ended March 31, 2001 increased 57% to $649,436, or 2.2% of net sales, from $413,214, or 1.3% of net sales, for the three months ended April 1, 2000. The increase is primarily the result of an increase in interest expense which was the result of higher interest rates, higher average borrowings and the impact of recording interest rate swap agreements at fair market value ($175,000) as required by Statement of Financial Accounting Standards No. 133, which was adopted during the first quarter of 2001.

Income Tax Expense

The Company recorded no income tax benefit in the first quarter of 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

                         Liquidity and Capital Resources

The Company has historically financed its operations with cash generated from operations, long-term lending arrangements and short-term borrowings under a revolving credit agreement. The Company requires working capital primarily to support fluctuating accounts receivable and inventory levels caused by the Company's seasonal business cycle. The Company invests excess cash balances in short-term investment grade securities or money market investments.

Net cash provided by operating activities was $2.4 million in the first quarter of 2001 compared to a usage of $5.5 million in the first quarter of 2000. In the first quarter of 2001, accounts receivable decreased $6.5 million (primarily due to a high level of accounts receivable at December 31, 2000 and the lower sales in the first quarter) offset by a $.5 million increase in inventories and a $2.1 million decrease in accounts payable, accounting for the cash provided by operating activities in the first quarter of 2001. This compared to the first quarter of 2000 when accounts receivable increased by $2.1 million (primarily due to higher sales in March of 2000) and inventories increased by $2.5 million.

Net cash used in investing activities was $.6 million in the first quarter of 2001 compared to $.3 million in the first quarter of 2000. The majority of the activity in both years was for capital expenditures.

Net cash used in financing activities was $1.5 million in the first quarter of 2001 compared to $3.8 million provided by financing activities in the first quarter of 2000. In the first quarter of 2001, $1.2 million was paid on the term loan and $.3 million on the revolving line of credit (with cash generated from operations). In the first quarter of 2000, $7.2 million of borrowings under the line of credit were used to purchase treasury stock ($2.1 million), pay cash dividends ($.8 million), and make principal payments on long-term obligations ($.4 million).

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the market price. The transaction value was $2.1 million.

In the Company's 2000 Annual Report on Form 10-K, it was disclosed that the Company was in violation of certain of the financial covenants under the credit agreement. The Company was in violation of these same covenants at the end of the first quarter of 2001. As a result, the Company is planning to refinance its revolving line of credit with one or more asset-based lenders and to reduce and restructure the term loan with Firstar Bank, N.A. The Company has selected a lead lender and negotiations and documentation of the new revolving credit agreement are progressing on schedule. While the Company currently expects to complete this refinancing by late May 2001, there can be no assurance that this refinancing will occur. If the Company is unsuccessful in this refinancing effort, the existing commercial bank lenders can exercise a variety of rights available to them under the existing credit agreement, including declaring a default and accelerating the amounts owed to them. The Company believes the new credit facilities will be adequate to meet cash requirements for capital expenditures and operating cash flows for the next twelve months. As a result of the Company's violation of its loan covenants under its existing credit agreement, the Company paid the existing lenders a fee of approximately $125,000 in early May 2001.

On May 11, 2001, the Company announced a strategic realignment of its sourcing for rubber footwear. In connection with this realignment, the Company will cease manufacturing at its La Crosse, Wisconsin manufacturing facility, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other non-recurring expenses. Workforce reductions of approximately 125 production, supervisory and support personnel employees are expected, primarily in manufacturing. It is expected that the realignment actions will reduce fixed costs and lower the total cost of rubber footwear products. Planning for this change in sourcing commenced in April 2001 and the realignment activities are expected to be predominately completed in the third and fourth quarters of 2001 with the balance in the first half of 2002. This change in sourcing allows the Company to move to a more variable cost structure going forward.

The Company will be recording a non-recurring charge of approximately $4.5 million during the second quarter of 2001 as a result of the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility. This charge will be for asset impairment, employee related costs, a partial curtailment of a pension plan and other exit costs. The first quarter 2001 financial statements were not impacted by this change in sourcing. As a result of this change in sourcing, the Company does not expect any significant reduction in sales or effect on cash flow.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2000.


                           PART II - Other Information



ITEM 6          Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      None

                (b)   Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LACROSSE FOOTWEAR, INC.
                                    (Registrant)


Date:     May 15, 2001              By:    /s/ Joseph P. Schneider
                                        ----------------------------------------
                                        Joseph P. Schneider
                                        President and Chief Executive Officer


Date:     May 15, 2001              By:    /s/ Robert J. Sullivan
                                        ----------------------------------------
                                        Robert J. Sullivan
                                        Vice President-Finance and
                                        Administration And Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)