Form 10-Q
period 2001-06-30
LACROSSE FOOTWEAR INC
filed 2001-08-14
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       or

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

Common Stock, $.01 par value, outstanding as of August 1, 2001: 5,874,449 shares
--------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended June 30, 2001

                                                                            Page

PART I.   Financial Information

          Item 1.  Condensed Consolidated Balance Sheets                     3-4

                   Condensed Consolidated Statements of Operations             5

                   Condensed Consolidated Statements of Cash Flows             6

                   Notes to Condensed Consolidated Financial Statements      7-9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-15

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                16

PART II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders        16

          Item 6.  Exhibits and Reports on Form 8-K                           16

          Signatures                                                          17

          Exhibit Index                                                       18

                         PART I - FINANCIAL INFORMATION

ITEM 1    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                       June 30,      December 31,
                                         2001            2000
                                     (Unaudited)
                                    -------------    ------------


CURRENT ASSETS
Cash and cash equivalents            $ 1,629,149     $    10,506
Accounts receivable, net              21,129,443      26,820,360
Inventories (2)                       46,025,917      38,563,826
Income tax receivable                    906,000         906,000
Prepaid expenses                       1,421,230       1,489,653
Deferred tax assets                    2,115,000       2,456,400
                                     -----------     -----------

          Total current assets        73,226,739      70,246,745


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization       8,094,349      11,287,281
GOODWILL                              12,424,888      12,765,106
OTHER ASSETS                           5,179,369       3,298,912
                                     -----------     -----------

          Total assets (4)           $98,925,345     $97,598,044
                                     ===========     ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                           June 30,        December 31,
                                                             2001             2000
                                                         (Unaudited)
                                                         ------------      ------------
CURRENT LIABILITIES
Current maturities of long-term obligations (4)          $  1,707,422      $ 10,217,422
Notes payable, bank (4)                                    33,442,813        20,840,000
Accounts payable                                            4,611,473         6,312,829
Accrued expenses                                            5,134,267         5,116,735
                                                         ------------      ------------

          Total current liabilities                        44,895,975        42,486,986

LONG-TERM OBLIGATIONS (4)                                   6,340,403           188,653
COMPENSATION AND BENEFITS                                   5,592,086         5,427,533
                                                         ------------      ------------

          Total liabilities                                56,828,464        48,103,172
                                                         ------------      ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                         67,176            67,176
Additional paid-in capital                                 26,434,480        26,434,480
Retained earnings                                          20,408,608        27,806,599
Treasury stock                                             (4,813,383)       (4,813,383)
                                                         ------------      ------------

          Total shareholders' equity                       42,096,881        49,494,872
                                                         ------------      ------------

          Total liabilities and shareholders' equity     $ 98,925,345      $ 97,598,044
                                                         ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                                      Three Months Ended                Six Months Ended
                                                    June 30,       July 1,          June 30,         July 1,
                                                      2001           2000             2001            2000
                                                 --------------  -------------    --------------  ---------------
Net sales                                          $26,074,585    $31,384,905       $55,222,373      $62,414,763
Cost of goods sold (3)                              22,721,351     23,309,978        44,413,609       46,463,785
                                                 --------------  -------------    --------------  ---------------
      Gross profit                                   3,353,234      8,074,927        10,808,764       15,950,978

Selling & administrative expenses (3)                8,549,326      8,066,119        16,843,222       16,058,777
                                                 --------------  -------------    --------------  ---------------
      Operating income (loss)                       (5,196,092)         8,808        (6,034,458)        (107,799)
Non-operating income (expense)
   Interest expense                                   (704,849)      (776,596)       (1,421,446)      (1,278,453)
   Miscellaneous                                        (9,248)         9,249            57,913           97,892
                                                 --------------  -------------    --------------  ---------------
                                                      (714,097)      (767,347)       (1,363,533)      (1,180,561)
      Loss before income tax benefit                (5,910,189)      (758,539)       (7,397,991)      (1,288,360)

Income tax benefit (5)                                       0       (297,879)                0         (505,038)
                                                 --------------  -------------    --------------  ---------------

 Net loss                                          $(5,910,189)     $(460,660)      $(7,397,991)       $(783,322)
                                                 ==============  =============    ==============  ===============

Basic loss per share                                    $(1.01)        $(0.08)           $(1.26)          $(0.13)
                                                 ==============  =============    ==============  ===============

Diluted loss per share                                  $(1.01)        $(0.08)           $(1.26)          $(0.13)
                                                 ==============  =============    ==============  ===============

Weighted average shares outstanding:
   Basic                                             5,874,449      5,874,449         5,874,449        6,073,903
   Diluted                                           5,874,449      5,874,449         5,874,449        6,073,903



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                   Six Months Ended
                                                             June 30,           July 1,
                                                                2001             2000
                                                            ------------     -------------
Net cash used in operating activities                       $ (6,747,225)     $(14,874,757)
                                                            ------------      ------------
Cash Flows from Investing Activities
   Purchase of property and equipment                         (1,188,912)       (1,010,404)
   Proceeds from sale of property and equipment                  173,980                 0
   Prepaid loan fees                                            (602,514)                0
   Other                                                          38,544                 0
                                                            ------------      ------------
   Net cash used in investing activities                      (1,578,902)       (1,010,404)

Cash Flows from Financing Activities
  Cash dividends paid                                                  0          (828,678)
  Proceeds from short-term borrowings                         12,602,813        18,562,000
  Principal payments on long-term obligations                 (2,658,043)       (1,241,941)
  Purchase of treasury stock                                           0        (2,125,000)
                                                            ------------      ------------
  Net cash provided by financing activities                    9,944,770        14,366,381

  Increase (decrease) in cash and cash equivalents             1,618,643        (1,518,780)

Cash and cash equivalents:
  Beginning                                                       10,506         2,021,747
                                                            ------------      ------------
  Ending                                                    $  1,629,149      $    502,967
                                                            ============      ============

Supplemental information--cash payments (receipts) for:
  Interest                                                  $  1,235,739      $    995,026
                                                            ============      ============
  Income taxes (refunds)                                    $          0      $   (910,599)
                                                            ============      ============



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

2.    INVENTORIES

      Inventories are comprised of the following:

                                     June 30, 2001          December 31, 2000
                                     -------------          -----------------

         Raw materials                  $3,418,876                 $4,311,131

         Work-in process                   717,473                  1,193,950

         Finished goods                 43,650,111                 35,222,782

         LIFO reserve                   (1,760,543)                (2,164,037)
                                        -----------                -----------

         Total                         $46,025,917                $38,563,826
                                       ===========                ===========

      The inventory values at June 30, 2001 and December 31, 2000 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

3.    SOURCING REALIGNMENT AND IMPAIRMENT CHARGE

      On May 11, 2001, the Company announced a strategic realignment of its sourcing for rubber footwear. In connection with this realignment, the Company has substantially ceased manufacturing at its La Crosse, Wisconsin manufacturing facility, eliminated certain footwear product offerings and related raw material inventories, reduced administrative support services and incurred other expenses. Workforce reductions of approximately 135 production, supervisory and support personnel employees have been or will be implemented, primarily in manufacturing. It is expected that the realignment actions will reduce fixed costs and lower the total cost of rubber footwear products. The realignment activities are expected to be predominantly completed in the second, third and fourth quarters of 2001 with the balance in the first half of 2002. The Company intends to outsource the majority of the product from lower total cost sources (primarily in the Far East). This change in sourcing allows the Company to move to a more variable cost structure going forward.

      The following table summarizes the sourcing realignment and impairment charge recorded in the condensed consolidated statement of operations (cost of goods sold $3,670,000; selling and administrative expense $649,000) for the quarter ended June 30, 2001 (in thousands of dollars).

               Sourcing realignment charge:
               Severance and related costs                            $ 490
               Inventories                                            1,019
               Other exit costs                                         943

               Impairment charge:
               Property and equipment                                 1,867
                                                              --------------
                                                                     $4,319
                                                              ==============

4.    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      The Company completed a refinancing of its secured revolving credit facility with two asset based lenders on June 15, 2001. The existing $52.5 million revolving line of credit was replaced with a three year, $57.5 million revolving line of credit which requires certain levels of accounts receivable and inventory to support the borrowings. This new credit facility contains covenants regarding minimum availability, tangible net worth and capital expenditures. The interest rate for the revolving credit facility is either the prime rate plus .5% or LIBOR (for the applicable loan period) plus 2.75% compared to LIBOR plus 1.50% for the previous facility. In addition, the Company also restructured its term loan with Firstar Bank, N.A. The term loan was reduced to $7.5 million (compared to $10.1 million outstanding at December 31, 2000). The term loan calls for semi-annual payments of $750,000 with the loan maturing in May 2004. The term loan is secured by, among other thing, certain properties and equipment of the Company and a personal guarantee from the Company's principal shareholder. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company's option, the interest rate on the term loan is either the bank's prime rate or LIBOR plus 2.0%.

5.    INCOME TAXES

      No provision for income tax benefit has been recorded during the quarter ended June 30, 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

6.    PRONOUNCEMENTS ISSUED NOT YET ADOPTED

      In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001 and reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. The Company has not yet completed its full assessment of the effects of these Statements on its financial statements and so is uncertain as to the impact. The Statements are generally required to be implemented by the Company in its 2002 financial statements.

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

                                                             2001                                              2000
                           ----------------------------------------------------------------------    -------------------------
                                                         Realignment
                              Before Realignment             and
                                and Impairment            Impairment
                                    Charge                  Charge              As Reported                As Reported
                               $000            %             $000            $000          %            $000            %
                           -------------    --------    ---------------    ---------    ---------    ------------    ---------
Net Sales
Second Quarter                   26,075       100.0               0          26,075        100.0          31,385        100.0
First Half                       55,222       100.0               0          55,222        100.0          62,415        100.0

Gross Profit
Second Quarter                    7,023        26.9          (3,670)          3,353         12.9           8,075         25.7
First Half                       14,479        26.2          (3,670)         10,809         19.6          15,951         25.5

Selling & Administrative
Expenses
Second Quarter                    7,900        30.3            (649)          8,549         32.8           8,066         25.7
First Half                       16,194        29.3            (649)         16,843         30.5          16,059         25.7

Non-operating Expenses
Second Quarter                      714         2.7               0             714          2.7             767          2.4
First Half                        1,364         2.5               0           1,364          2.5           1,181          1.9

Loss Before Income Tax
Benefit
Second Quarter                   (1,591)       (6.1)         (4,319)         (5,910)       (22.7)           (759)        (2.4)
First Half                       (3,079)       (5.6)         (4,319)         (7,398)       (13.4)         (1,288)        (2.1)

The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the six-month period ending June 30, 2001 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

Net Sales

Net sales for the three months ended June 30, 2001 decreased $5,310,000, or 17%, to $26,075,000 from $31,385,000 for the three months ended July 1, 2000. While shipments of Danner(R) products were up 4% during the quarter, shipments through the industrial channel of distribution and the retail (LaCrosse(R) brand) channel of distribution both declined. The decline in the industrial channel of distribution was a result of the softness in the industrial sector, outages in certain products (which will be corrected in the third quarter) partially as a result of the transitioning to more sourced products and the loss of a portion of a product line at an industrial distributor. The decline in the retail (LaCrosse(R) brand) channel of distribution was a result of the softness in the retail sector, outages in certain products (which will be corrected in the third quarter) and a reduction in promotional programs.

Gross Profit

Excluding the sourcing realignment and impairment charge, gross profit for the three months ended June 30, 2001 decreased to $7,023,000, or 26.9% of net sales, from $8,075,000, or 25.7% of net sales, in the second quarter of 2000. The increase in gross profit as a percent of net sales was primarily the result of higher margins on the increasing volume of sourced product.

Selling and Administrative Expenses

Excluding the sourcing realignment and impairment charge in 2001, selling and administrative expenses for the second quarter of 2001 decreased 2%, to $7,900,000, or 30.3% of net sales, from $8,066,000, or 25.7% of net sales for the second quarter of 2000. The decrease in selling and administrative expenses for the second quarter of 2001 compared to the second quarter of 2000 was primarily related to the cost reductions implemented over the past year, coupled with a reduction in the variable expenses related to the decreased sales. This reduction was partially offset by increased spending for information technology support.

Non-operating Expenses

Non-operating expenses for the three months ended June 30, 2001 decreased 7% to $714,000, or 2.7% of net sales, from $767,000, or 2.4% of net sales, for the three months ended July 1, 2000. The decrease is primarily the result of a decrease in interest expense, which was the result of lower interest rates (driven by lower market rates). This decrease was partially offset by higher rates per an amended credit agreement.

Income Tax Expense

The Company recorded no income tax benefit for the three months ended June 30, 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

Six Months Ended June 30, 2001 Compared to Six months Ended July 1, 2000

Net Sales

Net sales for the six months ended June 30, 2001 decreased $7,193,000, or 12%, to $55,222,000 from $62,415,000 for the first six months of 2000. The decrease in net sales during the first half was due to a decline in shipments of Danner(R) branded products to an international customer, the impact of the softening economy on retailers and industrial distributors, outages in certain products (partially as a result of the transitioning to more sourced product) and a reduction in promotional programs in the retail channel of distribution for LaCrosse(R) branded products.

Gross Profit

Excluding the sourcing realignment and impairment charge in 2001, gross profit for the six months ended June 30, 2001 decreased 9% to $14,479,000, or 26.2% of net sales, from $15,951,000, or 25.5% of net sales, in the first six months of 2000. The increase in gross profit as a percentage of net sales was driven by the higher margins on the increasing volume of sourced product.

Selling and Administrative Expenses

Excluding the sourcing realignment and impairment charge in 2001, selling and administrative expenses in the first half of 2001 increased 1%, to $16,194,000, or 29.3% of net sales, from $16,059,000, or 25.7% of net sales, the first half of 2000. The increase in selling and administrative expenses for the first half of 2001 compared to the first half of 2000 was mainly due to an increase in spending for information technology support and increased distribution costs. These increases were partially offset by the variable expenses related to the decreased sales during the first half of 2001.

Non-operating Expenses

Non-operating expenses in the first half of 2001 increased 15% to $1,364,000, or 2.5% of net sales, from $1,181,000, or 1.9% of net sales, for the first half of 2000. The increase was primarily the result of an increase in interest expense, which was the result of higher interest rates (driven by higher market rates and higher rates per an amended credit agreement entered into in March 2000).

Income Tax Expense

The Company recorded no income tax benefit in the first half of 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

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

Net cash used in operating activities was $6.7 million in the first half of 2001 compared to $14.9 million in the first half of 2000. The net loss reported in the first half of 2001 was $6.6 million higher than last year, however this was more than offset by a reduction in accounts receivable of $5.7 million (compared to a $6.4 million increase in the first half of 2000) and a $7.5 million increase in inventories (compared to an $8.6 million increase in the first half of 2000). The decrease in accounts receivable was driven by the lower shipments in the second quarter of 2001 (as compared to the second quarter of 2000) and higher shipments in the fourth quarter of 2000 (as compared to the fourth quarter of 1999).

Net cash used in investing activities was $1.6 million in the first half of 2001 compared to $1.0 million in the first half of 2000. Payments related to the loan fees associated with the new lending agreement were the primary reason for the increase in cash used in investing activities.

Net cash provided by financing activities was $9.9 million in the first half of 2001 compared to $14.4 million in the first half of 2000. During the first half of 2001, the Company borrowed $12.6 million in short-term borrowings which were used for capital expenditures ($1.2 million) and repayment of long-term debt ($2.7 million), with the balance primarily used to fund operating activities. During the first half of 2000, the Company borrowed $18.6 million in short-term borrowings which were used to pay dividends ($.8 million), for capital expenditures ($1.0 million), to repay long-term debt ($1.2 million) and to purchase treasury stock ($2.1 million), with the balance primarily used to fund operating activities.

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the market price. The transaction value was $2.1 million.

In the Company's Annual Report on Form 10-K, it was disclosed that the Company was in violation of certain of the financial covenants under its credit agreement. The Company was in violation of these same covenants at the end of the first quarter of 2001. As a result of these violations, the Company agreed to pay the existing lenders a fee of approximately $125,000 in early May 2001. These covenants are no longer applicable as a result of the refinancing discussed in the next two paragraphs.

In June 2001, the Company refinanced its secured revolving credit facility with two asset based lenders, with General Electric Capital Corporation serving as the lead lender. Under the terms of the new three year credit agreement, the revolving line of credit was increased to $57.5 million, which requires certain levels of accounts receivable and inventory to support the borrowings, from the previous maximum of $52.5 million. At the Company's option, the interest rate on borrowings under the line of credit is either the prime rate plus .5% or LIBOR (for the applicable loan period) plus 2.75%. In addition, the credit agreement requires the Company to maintain $2.5 million of net availability and to meet certain tangible net worth requirements on a quarterly basis. As of June 30, 2001, the net availability was $7.2 million. The Company believes this new credit facility will be adequate to meet cash requirements for capital expenditures and operating cash flows.

In conjunction with refinancing the line of credit, the Company also refinanced its term loan with Firstar Bank, N.A. The amount of the new term loan is $7.5 million, compared to $10.1 million (which was outstanding at December 31, 2000). The term loan expires May 28, 2004 and calls for semi-annual payments of $750,000 commencing in November of 2001. The term loan is secured by, among other things, certain properties and equipment of the Company and a personal guarantee from the Company's principal shareholder. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company's option, the interest rate on the term loan is either the bank's prime rate or LIBOR plus 2.0%.

On May 11, 2001, the Company announced a strategic realignment of its sourcing for rubber footwear. In connection with this realignment, the Company has substantially ceased manufacturing at its La Crosse, Wisconsin manufacturing facility, eliminated certain footwear product offerings and related raw material inventories, reduced administrative support services and incurred other expenses. Workforce reductions of approximately 135 production, supervisory and support personnel employees have been or will be implemented, primarily in manufacturing. It is expected that the realignment actions will reduce fixed costs and lower the total cost of rubber footwear products. The realignment activities are expected to be predominantly completed in the second, third and fourth quarters of 2001 with the balance in the first half of 2002. The Company intends to outsource the majority of the product from lower total cost sources (primarily in the Far East). This change in sourcing allows the Company to move to a more variable cost structure going forward.

The Company recorded a sourcing realignment and impairment charge of approximately $4.3 million during the second quarter of 2001 as a result of the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility. This charge was for impairment of the LaCrosse, Wisconsin manufacturing facility and related production equipment, impairment of raw materials, components and finished goods as a result of the change in sourcing, employee related costs, a partial curtailment of a pension plan and other exit costs. As a result of this change in sourcing, the Company does not expect any significant reduction in sales or effect on cash flow.

During July 2001, the Company became aware that certain products supplied by a contract manufacturer did not meet the quality standards established by the Company. The contract manufacturer has acknowledged responsibility and has taken the necessary steps to ensure defect-free products are provided in the future. Replenishment arrangements are being worked out with the contract manufacturer and, at this time, the Company does not expect any material impact from this issue.

On August 1, 2001, the Company announced that it sold its principal manufacturing facility in La Crosse, Wisconsin and some related assets. The Company realized net proceeds from this transaction of approximately $1.1 million and used the proceeds to pay down debt. No gain or loss will be recognized from this sale.

On August 1, 2001, the Company announced that it will be relocating its corporate headquarters and certain other functions from La Crosse, Wisconsin to Portland, Oregon. The Company will be located in the existing facility occupied by Danner Shoe Manufacturing Co., a subsidiary of the Company. The Company anticipates being able to reduce staffing levels within the Company as a result of this move. The number of personnel to be relocated is less than ten with the moves currently anticipated in the third and fourth quarters of 2001 and the first quarter of 2002. As a result of the relocation of the Company's headquarters, the Company is in the process of evaluating its current enterprise software system to determine if it is more economical to utilize the enterprise software system already in use at the Company's Danner Shoe Manufacturing Company subsidiary. If a decision is made to change the enterprise software system, it will shorten the useful life of the current enterprise software system, and will result in an acceleration of the amortization of the capitalized cost of the Company's current enterprise software system. As of June 30, 2001, the net book value of the capitalized costs associated with the current enterprise software system was approximately $1.7 million with a remaining depreciable life of approximately 5.5 years.

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001 and reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. The Company has not yet completed its full assessment of the effects of these Statements on its financial statements and so is uncertain as to the impact. The Statements are generally required to be implemented by the Company in its 2002 financial statements.

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 2000. PART II - Other Information

ITEM 4      Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of shareholders on May 24, 2001. At such meeting, (a) George W. Schneider, Craig L. Leipold and Joseph P. Schneider were elected as directors of the Company for terms to expire at the 2004 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: George W. Schneider -4,798,426 shares voted for, 650,864 shares withholding authority, 0 abstentions and 0 broker non-votes; Craig L. Leipold - 5,365,118 shares voted for, 84,172 shares withholding authority, 0 abstentions and 0 broker non-votes; Joseph P. Schneider - 4,798,776 shares voted for, 650,514 shares withholding authority, 0 abstentions and 0 broker non-votes; (b) the LaCrosse Footwear, Inc. 2001 Stock Incentive Plan was approved pursuant to the following vote: 4,580,802 shares voted for, 156,975 shares voted against, 14,632 shares abstained from voting and 696,881 broker non-votes; and (c) the LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan was approved pursuant to the following vote: 4,551,527 shares voted for, 185,050 shares voted against, 15,832 shares abstained from voting and 696,881 broker non-votes. The other directors of the Company whose terms of office continued after the 2001 annual meeting of shareholders are as follows: terms expiring at the 2002 annual meeting - Frank J. Uhler, Jr. and Richard A. Rosenthal; terms expiring at the 2003 annual meeting - Luke E. Sims and John D. Whitcombe.

ITEM 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (3.1) By-Laws of LaCrosse Footwear, Inc., as amended to date.

                  (4.1) Credit Agreement, dated as of June 15, 2001, among
                        LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and The CIT Group/Commercial Services, Inc., as lenders.

                  (4.2) Credit Agreement, dated as of June 15, 2001, by and
                        between LaCrosse Footwear, Inc., as borrower, and Firstar Bank, N.A.

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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



                                     LACROSSE FOOTWEAR, INC.
                                     -----------------------
                                       (Registrant)


Date:    August 13, 2001         By:   /s/ Joseph P. Schneider
                                    ----------------------------------------
                                       Joseph P. Schneider
                                       President and Chief Executive Officer


Date:    August 13, 2001         By:   /s/ Robert J. Sullivan
                                    ----------------------------------------
                                       Robert J. Sullivan
                                       Vice President-Finance and Administration
                                       And Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                             LACROSSE FOOTWEAR, INC.

                    EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                    Exhibit

3.1      By-Laws of LaCrosse Footwear, Inc., as amended to date.

4.1 Credit Agreement, dated as of June 15, 2001, among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and The CIT Group/Commercial Services, Inc., as lenders.

4.2 Credit Agreement, dated as of June 15, 2001, by and between LaCrosse Footwear, Inc., as borrower, and Firstar Bank, N.A.