Form 10-Q
period 2001-09-29
LACROSSE FOOTWEAR INC
filed 2001-11-13
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2001

                                       or

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

                                 (608) 782-3020
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)
       -------------------------------------------------------------------

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

Common Stock, $.01 par value, outstanding as of November 1, 2001: 5,874,449 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 29, 2001


                                                                            Page

PART I.    Financial Information

           Item 1.   Condensed Consolidated Balance Sheets                   3-4

                     Condensed Consolidated Statements of Operations           5

                     Condensed Consolidated Statements of Cash Flows           6

                     Notes to Condensed Consolidated Financial Statements    7-9

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   10-16

            Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                              17


PART II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                         17

           Signatures                                                         18

                         PART I - FINANCIAL INFORMATION

ITEM 1    Financial Statements

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                    September 29,     December 31,
                                        2001              2000
                                     (Unaudited)
                                    --------------    -------------

CURRENT ASSETS
Cash and cash equivalents            $     76,694     $     10,506
Accounts receivable, net               38,311,252       26,820,360
Inventories (2)                        43,458,778       38,563,826
Income tax receivable                     906,000          906,000
Prepaid expenses                        1,144,953        1,489,653
Deferred tax assets                     1,665,000        2,456,400
                                     ------------     ------------

          Total current assets         85,562,677       70,246,745


PROPERTY AND EQUIPMENT, net of
   depreciation and amortization        7,596,998       11,287,281
GOODWILL                               12,254,779       12,765,106
OTHER ASSETS                            4,364,735        3,298,912
                                     ------------     ------------

          Total assets (4)           $109,779,189     $ 97,598,044
                                     ============     ============






The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                         September 29,      December 31,
                                                              2001              2000
                                                          (Unaudited)
                                                         -------------      -------------

CURRENT LIABILITIES
Current maturities of long-term obligations (4)          $   1,707,422      $  10,217,422
Notes payable, bank (4)                                     42,782,556         20,840,000
Accounts payable                                             5,625,563          6,312,829
Accrued expenses                                             5,016,292          5,116,735
                                                         -------------      -------------

          Total current liabilities                         55,131,833         42,486,986

LONG-TERM OBLIGATIONS (4)                                    5,423,792            188,653
COMPENSATION AND BENEFITS                                    5,437,657          5,427,533
                                                         -------------      -------------

          Total liabilities                                 65,993,282         48,103,172
                                                         -------------      -------------

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share                          67,176             67,176
Additional paid-in capital                                  26,434,480         26,434,480
Retained earnings                                           22,097,634         27,806,599
Treasury stock                                              (4,813,383)        (4,813,383)
                                                         -------------      -------------

          Total shareholders' equity                        43,785,907         49,494,872
                                                         -------------      -------------

          Total liabilities and shareholders' equity     $ 109,779,189      $  97,598,044
                                                         =============      =============





The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                         Three Months Ended                       Nine Months Ended
                                                  September 29,      September 30,        September 29,       September 30,
                                                      2001                2000                2001                2000
                                                ------------------  -----------------    ----------------   ------------------

Net sales                                             $39,617,138        $37,238,822         $94,839,511          $99,653,585
Cost of goods sold (3)                                 28,125,564         27,943,620          72,539,173           74,407,405
                                                ------------------  -----------------    ----------------   ------------------

      Gross profit                                     11,491,574          9,295,202          22,300,338           25,246,180

Selling & administrative expenses (3)                   8,732,958          9,612,762          25,576,180           25,671,539
                                                ------------------  -----------------    ----------------   ------------------

      Operating income (loss)                           2,758,616           (317,560)         (3,275,842)            (425,359)
Non-operating income (expense)
   Interest expense                                    (1,090,438)        (1,045,938)         (2,511,884)          (2,324,391)
   Miscellaneous                                           20,848            (12,232)             78,761               85,660
                                                ------------------  -----------------    ----------------   ------------------
                                                       (1,069,590)        (1,058,170)         (2,433,123)          (2,238,731)

      Income (loss) before income taxes                 1,689,026         (1,375,730)         (5,708,965)          (2,664,090)
     (benefit)

Income taxes (benefit) (5)                                      0           (539,285)                  0           (1,044,323)
                                                ------------------  -----------------    ----------------   ------------------

 Net income (loss)                                     $1,689,026          $(836,445)        $(5,708,965)         $(1,619,767)
                                                ==================  =================    ================   ==================

Basic income (loss) per share                               $0.29             $(0.14)             $(0.97)              $(0.27)
                                                ==================  =================    ================   ==================

Diluted income (loss) per share                             $0.29             $(0.14)             $(0.97)              $(0.27)
                                                ==================  =================    ================   ==================

Weighted average shares outstanding:
   Basic                                                5,874,449          5,874,449           5,874,449            6,007,661
   Diluted                                              5,874,449          5,874,449           5,874,449            6,007,661






The accompanying notes are an integral part of the condensed consolidated financial statements.

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                            September 29,     September 30,
                                                                2001              2000
                                                            -------------     -------------

Net cash used in operating activities                       $(17,411,916)     $(23,856,390)
                                                            ------------      ------------

Cash Flows from Investing Activities
   Purchase of property and equipment                         (1,453,317)       (2,018,620)
   Proceeds from sale of property and equipment                1,323,507            47,600
   Prepaid loan fees                                            (923,784)                0
   Other                                                         163,797           (73,786)
                                                            ------------      ------------
   Net cash used in investing activities                        (889,797)       (2,044,806)

Cash Flows from Financing Activities
  Cash dividends paid                                                  0          (828,678)
  Proceeds from short-term borrowings                         21,942,555        28,727,000
  Principal payments on long-term obligations                 (3,574,654)       (1,263,245)
  Purchase of treasury stock                                           0        (2,125,000)
                                                            ------------      ------------
  Net cash provided by financing activities                   18,367,901        24,510,077

  Increase (decrease) in cash and cash equivalents                66,188        (1,391,119)

Cash and cash equivalents:
  Beginning                                                       10,506         2,021,747
                                                            ------------      ------------

  Ending                                                    $     76,694      $    630,628
                                                            ============      ============

Supplemental information--cash payments (receipts) for:
  Interest                                                  $  1,954,105      $  2,116,766
                                                            ============      ============

  Income taxes (refunds)                                    $          0      $   (910,599)
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

2.       INVENTORIES

         Inventories are comprised of the following:

                                   September 29, 2001        December 31, 2000
                                   ------------------        -----------------

         Raw materials                     $3,512,271               $4,311,131

         Work-in process                      631,526                1,193,950

         Finished goods                    40,915,819               35,222,782

         LIFO reserve                      (1,600,838)              (2,164,037)
                                           -----------              -----------

         Total                            $43,458,778              $38,563,826
                                          ===========              ===========

         The inventory values at September 29, 2001 and December 31, 2000 are net of reserves to cover losses incurred in the disposition of slow moving, markdown and obsolete inventory.

3.       SOURCING REALIGNMENT CHARGE

         As discussed in the Company's Form 10-Q for the quarter ended June 30, 2001, the Company initiated a strategic realignment of its sourcing for rubber footwear during the second quarter of 2001. In connection with this realignment, the Company has already closed and sold its manufacturing facility located in La Crosse, Wisconsin. The Company has also eliminated certain footwear offerings and related raw materials, reduced administrative support services and incurred other expenses in connection with the strategic realignment. The realignment activities were primarily completed in the second and third quarters of 2001 with the balance to be completed in the fourth quarter of 2001 and the first half of 2002.

         The following table summarizes the activity and remaining liabilities associated with the sourcing realignment activities at September 29, 2001:

                                                     Severance                              Other
                                                     and Related                             Exit
                                                     Costs         Inventories   Costs       Total

         Amounts initially recognized as charges in    $   490       $ 1,019     $   943     $ 2,452
         the  June 30, 2001 condensed consolidated
         statement  of operations

         Disposal of inventories                          (356)         (356)

         Payments and other adjustments                   (226)         ____        (444)       (670)
                                                       -------       -------     -------     -------

         Balance at September 29, 2001                 $   264       $   663     $   499     $ 1,426
                                                       =======       =======     =======     =======

         As of September 29, 2001 workforce terminations totaling 127 employees have occurred in the areas of manufacturing (105) and supervisory and support personnel (22).

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

5.       INCOME TAXES

         No provision for income tax benefit has been recorded during the nine months ended September 29, 2001 since the Company has no prior year taxes available for recovery from tax loss carryback and realization of benefit is uncertain at this time.

6.       EARNINGS PER SHARE

         Because the Company has potential common stock outstanding, the Company is required to present basic and diluted earnings per share. Options to purchase shares of common stock were not included in the computation of diluted earnings per share for 2001 because to do so would be antidilutive.

7.       PRONOUNCEMENTS ISSUED NOT YET ADOPTED

         In July 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001 and reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. The Company has not yet completed its full assessment of the effects of these Statements on its financial statements and so is uncertain as to the impact. The Statements are generally required to be implemented by the Company in its 2002 financial statements.

         In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effects of this Statement on its financial statements and so is uncertain as to the impact.

         In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has not yet completed its full assessment of the effects of this Statement on its financial statements and so is uncertain as to the impact.

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

                                                             2001                                              2000
                           ----------------------------------------------------------------------    -------------------------

                                                         Realignment
                              Before Realignment             and
                                and Impairment            Impairment
                                    Charge                  Charge              As Reported                As Reported

                               $000            %             $000            $000          %            $000            %
                           -------------    --------    ---------------    ---------    ---------    ------------    ---------
Net Sales
Third Quarter                    39,617       100.0                  0       39,617        100.0          37,239        100.0
First Nine Months                94,840       100.0                  0       94,840        100.0          99,654        100.0

Gross Profit
Third Quarter                    11,492        29.0                  0       11,492         29.0           9,295         25.0
First Nine Months                25,970        27.4             (3,670)      22,300         23.5          25,246         25.3

Selling & Administrative
Expenses
Third Quarter                     8,733        22.0                  0        8,733         22.0           9,613         25.8
First Nine Months                24,927        26.3               (649)      25,576         27.0          25,671         25.8

Non-operating Expenses
Third Quarter                     1,070         2.7                  0        1,070          2.7           1,058          2.9
First Nine Months                 2,433         2.6                  0        2,433          2.6           2,239          2.2

Income (Loss) Before
Income Tax (Benefit)
Third Quarter                     1,689         4.3                  0        1,689          4.3          (1,376)        (3.7)
First Nine Months                (1,390)       (1.5)            (4,319)      (5,709)        (6.0)         (2,664)        (2.7)


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending September 29, 2001 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

Net Sales

Net sales for the three months ended September 29, 2001 increased $2,378,000, or 6%, to $39,617,000 from $37,239,000 for the three months ended September 30, 2000. The increase in net sales during the quarter was driven by a 19% increase of LaCrosse(R) branded sales through the retail channel of distribution and an 11% increase in sales of Danner(R) branded product. These increases were driven by improved availability of sourced product and marketplace acceptance of new product offerings. This increase was partially offset by a 17% decrease in sales through the industrial channel, which is a result of the slowing of the industrial sector industries and distributors.

Gross Profit

Gross profit for the three months ended September 29, 2001 increased 24% to $11,492,000, or 29.0% of net sales, from $9,295,000, or 25.0% of net sales, in the third quarter of 2000. The increase in gross profit as a percentage of net sales was primarily the result of higher margins on the increasing volume of sourced product and the reduction of underabsorbed overhead due to the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility.

Selling and Administrative Expenses

Selling and administrative expenses in the third quarter of 2001 decreased 9% to $8,733,000, or 22.0% of net sales, from $9,613,000, or 25.8% of net sales, in the third quarter of 2000. The decrease in selling and administrative expenses for the third quarter of 2001 compared to the third quarter of 2000 was primarily the result of a reduction in spending on sales and marketing programs coupled with the impact of the cost reductions implemented over the past year.

Non-operating Expenses

Non-operating expenses for the three months ended September 29, 2001 increased 1% to $1,070,000, or 2.7% of net sales, from $1,058,000, or 2.9% of net sales, for the three months ended September 30, 2000. The increase was the result of an increase in interest expense which was due to the impact of recording interest rate swap agreements at fair market value ($268,000) as required by Statement of Financial Accounting Standards No. 133, which was adopted during the first quarter of 2001. This increase in interest expense was partially offset by lower interest expense on borrowings, which was the result of lower average borrowings during the quarter coupled with lower interest rates (the result of lower market rates).

Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

Net Sales

Net sales for the nine months ended September 29, 2001 decreased $4,814,000, or 5%, to $94,840,000 from $99,654,000 for the first nine months of 2000. The decrease in net sales during the first nine months of the year was due to the impact of the softening economy on retailers and industrial distributors, outages in certain products during the first half of the year (partially as a result of the transitioning to more sourced product) and a reduction in promotional programs in the retail channel of distribution for LaCrosse(R) branded products during the first half of the year.

Gross Profit

Excluding the sourcing realignment and impairment charge in 2001, gross profit for the nine months ended September 29, 2001 increased 3% to $25,970,000, or 27.4% of net sales, from $25,246,000, or 25.3% of net sales, in the first nine months of 2000. The increase in gross profit as a percentage of net sales was primarily the result of higher margins on the increasing volume of sourced product and the reduction in underabsorbed overhead due to the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility. In addition, the Company's overall product mix was weighted more heavily towards the higher gross margin items sold through the retail channel of distribution.

Selling and Administrative Expenses

Excluding the sourcing realignment and impairment charge in 2001, selling and administrative expenses in the first nine months of 2001 decreased 3% to $24,927,000, or 26.3% of net sales, from $25,671,000, or 25.8% of net sales in the first nine months of 2000. The decrease in selling and administrative expenses for the first nine months of 2001 compared to the first nine months of 2000 was primarily due to the impact of the cost reductions implemented during the past year.

Non-operating Expenses

Non-operating expenses in the first nine months of 2001 increased 9% to $2,433,000, or 2.6% of net sales, from $2,239,000, or 2.2% of net sales, for the first nine months of 2000. The increase was primarily the result of an increase in interest expense which was due to the impact of recording interest rate swap agreements at fair market value ($453,000) as required by Statement of Financial Accounting Standards No. 133, which was adopted during the first quarter of 2001. This increase was substantially offset by lower interest expense on borrowings, which was the result of lower average borrowings coupled with lower interest rates.

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

Net cash used in operating activities was $17.4 million in the first nine months of 2001 compared to $23.9 million in the first nine months of 2000. The net loss reported in the first nine months of 2001 was $4.1 million greater than last year, however, this was more than offset by a smaller increase in accounts receivable (an $11.5 million increase in the first nine months of 2001 compared to an $17.9 million increase in the first nine months of 2000) and a $4.9 million increase in inventories (compared to a $6.8 million increase in the first half of 2000). The smaller increase in accounts receivable was driven by higher shipments in the fourth quarter of 2000 (as compared to the fourth quarter of 1999).

Net cash used in investing activities was $.9 million in the first nine months of 2001 compared to $2.0 million in the first nine months of 2000. A $.5 million reduction in purchases of property and equipment (a result of reduced manufacturing activity) and the sale of property and equipment from the La Crosse, Wisconsin manufacturing facility (which was closed in June 2001) were the reasons for the decrease in cash used in investing activities. These decreases were partially offset by loan fees associated with the new credit agreement.

Net cash provided by financing activities was $18.4 million in the first nine months of 2001 compared to $24.5 million in the first nine months of 2000. During the first nine months of 2001, the Company borrowed $21.9 million in short-term borrowings which were used for capital expenditures ($1.5 million) and repayment of long-term debt ($3.6 million), with the balance primarily used to fund operating activities. During the first nine months of 2000, the Company borrowed $28.7 million in short-term borrowings which were used to pay dividends ($.8 million), for capital expenditures ($2.0 million), to repay long-term debt ($1.3 million) and to purchase treasury stock ($2.1 million), with the balance primarily used to fund operating activities.

In March 2000, the Company repurchased 500,000 shares of common stock in a private transaction at the market price. The transaction value was $2.1 million.

In June 2001, the Company refinanced its secured revolving credit facility with two asset based lenders, with General Electric Capital Corporation serving as the lead lender. Under the terms of the new three year credit agreement, the revolving line of credit was increased to $57.5 million, which requires certain levels of accounts receivable and inventory to support the borrowings, from the previous maximum of $52.5 million. At the Company's option, the interest rate on borrowings under the line of credit is either the prime rate plus .5% or LIBOR (for the applicable loan period) plus 2.75%. In addition, the credit agreement requires the Company to maintain certain levels of net availability (depending on the time of the year) and to meet certain tangible net worth requirements on a quarterly basis. As of September 29, 2001, the Company exceeded the net availability requirement by $4.6 million and the tangible net worth requirement by $.8 million. The Company believes this new credit facility will be adequate to meet cash requirements for capital expenditures and operating cash flows.

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

On May 11, 2001, the Company announced a strategic realignment of its sourcing for rubber footwear. In connection with this realignment, the Company has ceased manufacturing at its La Crosse, Wisconsin manufacturing facility, eliminated certain footwear product offerings and related raw material inventories, reduced administrative support services and incurred other expenses. Workforce reductions of approximately 135 production, supervisory and support personnel employees have been or will be implemented, primarily in manufacturing. It is expected that the realignment actions will reduce fixed costs and lower the total cost of rubber footwear products. The realignment activities were primarily completed in the second and third quarters of 2001 with the balance to be completed in the fourth quarter of 2001 and the first half of 2002. The Company intends to outsource the majority of the product from lower total cost sources (primarily in the Far East). This change in sourcing allows the Company to move to a more variable cost structure going forward.

The Company recorded a sourcing realignment and impairment charge of approximately $4.3 million during the second quarter of 2001 as a result of the elimination of manufacturing at the La Crosse, Wisconsin manufacturing facility. This charge was for impairment of the La Crosse, Wisconsin manufacturing facility and related production equipment, impairment of raw materials, components and finished goods as a result of the change in sourcing, employee related costs, a partial curtailment of a pension plan and other exit costs. The Company does not expect this change in sourcing to have a significant impact on sales or cash flow.

On August 1, 2001, the Company announced that it sold its principal manufacturing facility in La Crosse, Wisconsin and some related assets. The Company realized net proceeds from this transaction of approximately $1.1 million and used the proceeds to pay down debt. The loss on the sale of the facility was covered in the impairment charge recognized in the second quarter of 2001.

On August 1, 2001, the Company announced that it will be relocating its corporate headquarters and certain other functions from La Crosse, Wisconsin to Portland, Oregon. The Company will be located in the existing facility occupied by Danner Shoe Manufacturing Co., a subsidiary of the Company. The Company anticipates being able to reduce staffing levels within the Company as a result of this move. The number of personnel to be relocated is less than ten with the moves anticipated in the third and fourth quarters of 2001 and the first quarter of 2002. As a result of the relocation of the Company's headquarters, the Company reevaluated its current enterprise software system and came to the decision in August of 2001 to utilize the enterprise software system already in use at the Company's Danner Shoe Manufacturing Company subsidiary. As a result of this decision, the useful life of the current enterprise software system was reduced to thirteen months from approximately five and one-half years. This resulted in additional amortization expense of approximately $100,000 during the third quarter of 2001 and will result in additional amortization expense of approximately $300,000 during each of the next four quarters.

Commencing in the fourth quarter of 2001, the Company began experiencing some problems in collecting trade accounts receivable from several customers. The Company is not currently able to determine whether this difficulty is related to the weak overall economy in the United States or whether there are problems specific to the particular customers. The Company is not currently able to determine what impact, if any, this development will have on the Company.

In June 2001, the Company closed its manufacturing facility in La Crosse, Wisconsin. Since that date, the Company has experienced higher than normal workmen's compensation claims from employees who were laid off as part of that plant closing. The Company is evaluating such workmen's compensation claims, but is currently unable to determine what impact, if any, these increased workmen's compensation claims may have on the Company.

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001 and reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. The Company has not yet completed its full assessment of the effects of these Statements on its financial statements and so is uncertain as to the impact. The Statements are generally required to be implemented by the Company in its 2002 financial statements.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effects of this Statement on its financial statements and so is uncertain as to the impact.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has not yet completed its full assessment of the effects of this Statement on its financial statements and so is uncertain as to the impact.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2000. PART II - Other Information


ITEM 6    Exhibits and Reports on Form 8-K


          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LACROSSE FOOTWEAR, INC.
                                 -----------------------
                                   (Registrant)


Date:  November 9, 2001          By:  /s/ Joseph P. Schneider
                                      ----------------------------------------
                                      Joseph P. Schneider
                                      President and Chief Executive Officer



Date:  November 9, 2001          By:  /s/ Robert J. Sullivan
                                      ----------------------------------------
                                      Robert J. Sullivan
                                      Vice President-Finance and Administration
                                      And Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)