Form 10-K405
period 2001-12-31
LACROSSE FOOTWEAR INC
filed 2002-04-01
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to __________________

                        Commission file number: 0-238001

                             LACROSSE FOOTWEAR, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-1446816
      ----------------------                              ----------
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

    18550 N.E. Riverside Parkway
         Portland, Oregon                                    97230
   -------------------------------                           -----
  (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (503) 766-1010

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at February 28, 2002: $9,397,152.

Number of shares of the registrant's common stock outstanding at February 28, 2002: 5,874,449 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 (incorporated by reference into Parts I, II and IV)

Portions of the Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

Item 1.  Business

General

         LaCrosse Footwear, Inc. ("LaCrosse" or the "Company") is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting and outdoor, farm and agriculture, general utility and occupational markets. The Company markets its products primarily under the LACROSSE(R), RAINFAIR(R) and DANNER(R) brands through selected distributors and independent representatives. LaCrosse's products are characterized by innovative, functional design; durability; performance features; and quality materials. Product styling is relatively unaffected by changing fashion trends.

         Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER(R) brand. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear, footwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR(R) brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a 100%-owned subsidiary (and, subsequently, it was merged into the Company). In 1997, the Company acquired the LAKE OF THE WOODS(R) trade name. LAKE OF THE WOODS(R) was a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets. From 1997 to 1999, the Company transitioned the LAKE OF THE WOODS(R) product offerings to the LACROSSE(R) brand where leather boots have become a significant product offering for the LACROSSE(R) brand.

         The Company was incorporated in Wisconsin in 1983 but traces its history to 1897 when La Crosse Rubber Mills Company was founded. Current management purchased LaCrosse's predecessor from the heirs of the founding family and other shareholders in 1982.

Strategy

         The Company's business strategy is to continue (i) to build, position and capitalize on the strength of established brands, (ii) to target its offerings of footwear, rainwear and other complementary products under the established brands, (iii) to offer superior customer service and (iv) to expand and enhance its strong distribution network of sales representatives and retail and industrial customers.

Brand Positioning

         Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER(R) and LACROSSE(R) brands. Each brand is positioned differently in the marketplace in order to capitalize on differences in end user expectations for performance, price and end-use. The DANNER(R) brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE(R) brand has a more extensive product line including rubber, vinyl and leather footwear, distributed to a broad base of independent retailers.

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

Products

         The Company's brand product offering includes these major categories:

Rubber/Vinyl Footwear

         The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting and outdoor and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE(R) brand. The product line ranges from low cost vinyl-molded products to high performance, hand-crafted rubber products directed to specific recreational and occupational market niches.

         In addition, the Company is a leader in rubber bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproofness and flexibility of rubber footwear with the fit and support of a laced leather boot.

Leather Footwear

         The Company markets leather footwear under two brand names, DANNER(R) and LACROSSE(R). The DANNER(R) products consist of premium quality sporting, occupational and recreational boots available in numerous styles, many of which feature the stitch-down manufacturing process which provides outstanding support and built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX(R) liner (seam taped insert) in leather boots, and it continues to include that liner in over 90% of its products. The LACROSSE(R) brand markets a line of indoor and outdoor work boots and hikers appealing to consumers who desire durability and comfort.

Rainwear and Protective Clothing

         Rainwear and footwear are complementary products in many occupational and outdoor environments. Rainfair offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, law enforcement and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid environments and flame environments. Products bearing the RAINFAIR(R) brand are recognized in the industry for their durability, quality and heritage. In recent years, the brand name has been extended to include other protective garments such as aprons and extreme cold weather clothing.

         LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 2001, the Company offered approximately 500 styles of footwear and rainwear.

Product Design and Development

         The Company's product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales personnel and suppliers provide information to the Company's marketing and product development personnel during the concept, development and testing of new product. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing and product development personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing or outside sourcing facilities for pattern development and commercialization.

Customers, Sales and Distribution

         The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

         Within the retail market, the LACROSSE(R) and DANNER(R) brands are marketed through independent representative groups. For both brands, some of the independent agents are multi-line representative groups and some are dedicated to the Company's products. A national account sales team complements the sales activities for the brands.

         The Company's industrial products are distributed through the Rainfair Industrial Division using independent representatives and a national account team.

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

         The Company currently operates five internet websites for use by consumers and customers. The primary purpose of the three consumer-oriented websites at this time is to provide product and Company information, and in the case of the DANNER(R) website, to sell product to consumers who choose to purchase direct from the manufacturer at suggested retail pricing. The Company also operates two business-to-business websites, for the Danner(R) and LACROSSE(R) brands respectively, that provide critical information to dealers about the status or pending orders, inventory levels, shipping and other data. The Company will continue to develop its internet strategy during the next twelve months.

         The Company operates three factory outlet stores whose primary purpose is disposal of slow moving, factory seconds and obsolete merchandise. One of these stores is located at the manufacturing facility in Portland, Oregon.

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

         The Company advertises and promotes its products through a variety of methods including national and regional print advertising, national television advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships and through co-promotion with dealers.

Manufacturing and Sourcing

         Traditionally, the Company manufactured the majority of its rubber, leather and vinyl products in its United States manufacturing facilities. During the last few years, the quality and timeliness of product provided by offshore sources has improved substantially. This has resulted in the consumer shifting its allegiance from domestically produced product to product that offers the best value, regardless of origin of manufacture.

         As a result of this shift, the Company now outsources products unless value can be added in the domestic manufacturing process. This shift to outsourcing resulted in the closing of three U.S. manufacturing plants in 2001. As a result of closing the La Crosse, Wisconsin manufacturing facility, the Company recorded a $4.3 million sourcing realignment and impairment charge in the second quarter of 2001. The Company outsourced over 60% of the product it sold in 2001 compared to 50% in 2000 and expects that number to increase over the next couple of years.

         The Company sources a majority of its footwear and protective clothing from a variety of foreign manufacturing facilities, primarily located in the Asian-Pacific region. The Company maintains a presence in their facilities in order to facilitate the sourcing and importation of quality footwear. The Company has established criteria for its third party manufacturers in order to monitor product quality and labor practices.

         The raw materials used in production of the Company's products are quality leather, crude rubber and oil-based vinyl compounds for vinyl footwear and protective clothing products. Since these products are all available on a global basis, the Company has no reason to believe these raw materials will not continue to be available at competitive prices.

         The Company, or its contract manufacturers, purchases GORE-TEX(R) waterproof fabric directly from W.L. Gore and Associates ("Gore"), for both the LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner's footwear, in terms of number of pairs produced, incorporate GORE-TEX(R) waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days written notice. The Company considers its relationship with Gore to be good.

Backlog

         At December 31, 2001, the Company had unfilled orders from its customers in the amount of approximately $9.4 million compared to $13.9 million at December 31, 2000. The decrease in backlog is primarily the result of reduced orders for cold weather products due to the warm winter and lower orders in the industrial and retail markets due to economic conditions. All orders at December 31, 2001 are expected to be filled during 2002. Because a major portion of the Company's orders are placed in January through June for delivery in June through October, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

Competition

         The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major competitors in most of its rubber and vinyl product lines, at least four major competitors in connection with the Company's sporting footwear, at least six major competitors in connection with hiking boots and at least four major competitors in connection with its occupational footwear, rainwear and protective clothing. The Company also faces competition from offshore manufacturers, particularly in the occupational, sporting and children's markets.

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

         Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company's DANNER(R) and LACROSSE(R) leather product line. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER(R) brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, that the DANNER(R) footwear line has maintained a strong competitive position in its current market niches. In leather boots, the LACROSSE(R) brand, because of its market position, sources product from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

Employees

         As of December 31, 2001, the Company had approximately 590 employees, all located in the United States. Approximately 35 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a two-year collective bargaining agreement which expires in September 2003, approximately 116 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2006 and approximately 55 of the Company's employees at the Racine, Wisconsin facility are represented by the International Ladies Garment Workers Union under a collective bargaining agreement which expires in August 2003. The Company has approximately 160 employees at manufacturing facilities located outside of La Crosse, Wisconsin, Portland,

Oregon and Racine, Wisconsin. None of these employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

         The Company owns United States federal registrations for several of its marks, including LACROSSE(R), DANNER(R), RED BALL(R), RAINFAIR(R), LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, ALLTEMP(R), DURALITE(R), FIRETECH(R), FLY-LITE(R), ICE KING(R), ICECUBE(R), ICEMAN(R), TERRAIN KING(R), AIRTHOTIC(R), CROSS-HIKER(R), THERMONATOR(R), GAMEMASTER(R), GENESYS(R), TERRA FORCE(R), HYPER-DRI(R), CAMOHIDE(R) and RED BALL JETS(R). The Company also has registrations for the "L" shape design associated with the lacing system on the Alltemp Boot Systems, and the stylized Indianhead design associated with the Company's logo. In addition, the Company owns registrations in Canada for its marks ALLTEMP(R), ICEMAN(R), AIRBOB(R) and stylized Indianhead design and in Mexico for its mark LACROSSE(R) and stylized Indianhead design. The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE(R), DANNER(R) and RAINFAIR(R) names, the Company does not believe any trademark is material to its business.

         The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

         The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB(R) outsole; a neoprene wader upper with an expandable chest; a three-shank cement and stitch-down manufacturing process; and a patent for its AIRTHOTIC(R), which is a ventilated arch support that fits under the heel.

Seasonality/Working Capital

         As has traditionally been the case, the Company's sales in 2001 were higher in the last two quarters of the year than in the first two quarters and, in order to satisfy shipping requirements, the Company places orders for product during the first quarter with delivery to the Company starting in the second quarter. As a result, inventories generally peak early in the third quarter. The Company expects these trends to continue. Additional information about the seasonality and working capital requirements of the Company's business is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" in the Company's 2001 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

Foreign Operations and Export Sales

         Other than the Company's 19% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 5% of the Company's net sales in 2001.

Environmental Matters

         The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2002, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

         The following table sets forth certain information, as of March 15, 2002, regarding the executive officers of the Company.

       Name             Age                Position
       ----             ---                --------
George W. Schneider     79       Chairman of the Board and Director
Joseph P. Schneider     42       President, Chief Executive Officer and Director
Robert J. Sullivan      55       Vice President--Finance and Administration and
                                 Chief Financial Officer
David P. Carlson        46       Executive Vice President and President and
                                 Chief Operating Officer of Danner
John M. McGinnis        62       President and Chief Operating Officer of the
                                 Rainfair Industrial Division

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

         David P. Carlson was named Executive Vice President of the Company in August 2001. Mr. Carlson has also served as President and Chief Operating Officer of Danner since August 2000. Prior thereto, he served as Vice President-Finance and Chief Financial Officer of Danner from March 1998, when he joined Danner, until August 2000. Prior to joining Danner, Mr. Carlson was the Vice President-Finance of The Palace Inc., an internet software company, from 1996 to 1998. Prior thereto, he was the Vice President-Controller of Cadre Technologies Inc., a global provider of software development tools, from 1983 to 1996.

         John M. McGinnis joined the Company in January 2002 as the President and Chief Operating Officer of the Rainfair Industrial Division. Prior to joining the Company, Mr. McGinnis was Chief Operating Officer of National Graphics, a printing company, from August 2001 to January 2002. Prior thereto, he was Vice President--General Manager of Northstar Print, a litho printing company, from May 1999 to April 2001 and President of Form House, a finishing company, from September 1994 to May 1999.

         Joseph P. Schneider is the son of George W. Schneider. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

Item 2.  Properties

         The following table sets forth certain information, as of December 31, 2001, relating to the Company's principal facilities.

                       Properties
                  Owned         Approximate
                    or         Floor Area in
     Location     Leased        Square Feet                 Principal Uses
     --------     ------        -----------                 --------------
Portland, OR      Leased(1)        55,000        Principal sales, marketing and
                                                 executive offices and warehouse
                                                 space

Portland, OR      Leased(2)        36,000        Manufacturing operations and
                                                 retail outlet store

La Crosse, WI     Leased(3)      212,000(1)      Warehouse space

La Crosse, WI     Leased(4)       283,500        Warehouse and distribution
                                                 facility

La Crosse, WI       Leased         11,000        Retail outlet store

Kenosha, WI         Leased         3,000         Retail outlet store

Claremont, NH       Owned         150,000        Manufacture vinyl injection-
                                                 molded products

Claremont, NH     Leased(5)        68,000        Warehouse and distribution
                                                 facility

Racine, WI        Leased(6)       104,700        Manufacturing, warehousing and
                                                 offices for Rainfair
-------------------------

(1)      The lease for this facility expires in 2007.

(2) The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(3) The lease for this 212,000 square foot building in La Crosse, Wisconsin expires in 2007. Approximately 50% of this building is currently sublet to the former owner through February 2002 and approximately 9% is sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space.

(4)      The lease for space in this facility expires in 2003.

(5) The lease of this facility expires in 2003. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

(6) The lease for this facility was entered into in May 1996 and expires in May 2006.

         Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for at least the next two years.

Item 3.  Legal Proceedings

         From time to time, the Company, in the normal course of business, is involved in various other claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the quarter ended December 31, 2001.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The information set forth in the Company's 2001 Annual Report to Shareholders under the captions "Market Information" and "Cash Dividends Declared Per Share" is hereby incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data

         The information set forth in the Company's 2001 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data" is hereby incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth in the Company's 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk results from fluctuations in interest rates. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, effective January 1, 2001, the Company began recording the fair value of the Swap Agreements each month as an adjustment to interest expense. As of December 31, 2001, the Company had Swap Agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in January 2003 with another $4.0 million maturing in October 2003. The variable rate borrowings not offset by Swap Agreements at December 31, 2001 totaled $12.4 million. Swap Agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 2001, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $21,000. The Company believes that these amounts are not material to the earnings of the Company.

Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related consolidated balance sheets of the Company as of December 31, 2001 and 2000, together with the related notes thereto and the independent auditor's report, and the Company's unaudited quarterly results of operations for the two-year period ended December 31, 2001, all set forth in the Company's 2001 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item with respect to directors and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, pages 9 through 10, of this Annual Report on Form 10-K.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.   Financial statements - The financial statements listed in
           the accompanying index to financial statements and financial statement schedule are incorporated by reference in this Annual Report on Form 10-K.

      2. Financial statement schedule - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

      3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

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

         Signature                       Title                         Date
         ---------                       -----                         ----
/s/ George W. Schneider        Chairman of the Board              March 29, 2002
---------------------------    and Director
George W. Schneider

/s/ Joseph P. Schneider        President, Chief Executive         March 29, 2002
---------------------------    Officer and Director (Principal
Joseph P. Schneider            Executive Officer)

/s/ Robert J. Sullivan         Vice President-Finance and         March 29, 2002
---------------------------    Administration and Chief
Robert J. Sullivan             Financial Officer (Principal
                               Financial and Accounting Officer)

/s/ Richard A. Rosenthal       Vice Chairman of the Board         March 29, 2002
---------------------------    and Director
Richard A. Rosenthal

         Signature                       Title                         Date
         ---------                       -----                         ----

/s/ Craig L. Leipold                 Director                     March 29, 2002
---------------------------
Craig L. Leipold

/s/ Luke E. Sims                     Director                     March 29, 2002
---------------------------
Luke E. Sims

/s/ Frank J. Uhler, Jr.              Director                     March 29, 2002
---------------------------
Frank J. Uhler, Jr.

/s/ John D. Whitcombe                Director                     March 29, 2002
---------------------------
John D. Whitcombe

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                         Page
                                          --------------------------------------

                                                              Annual Report
                                            Form 10-K        to Shareholders
Consolidated Balance Sheets at
 December 31, 2001 and 2000
                                                 -                   7
Consolidated Statements of
 Operations for each of the three
 years in the period ended
 December 31, 2001                               -                   8

Consolidated Statements of Shareholders'
 Equity for each of the three
 years in the period ended
 December 31, 2001
                                                 -                   8
Consolidated Statements of Cash Flows
 for each of the three years in
 the period ended December 31, 2001              -                   9

Notes to Consolidated Financial
 Statements                                      -                 10-19

Independent Auditor's Report                     -                   19

Independent Auditor's Report on
 Financial Statement Schedule
                                                19                   -
Financial Statement Schedule:


         II   -   Valuation and Qualifying
                  Accounts                    20-21                  -


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


                                                     /s/ McGladrey & Pullen, LLP

                                                         McGLADREY & PULLEN, LLP



La Crosse, Wisconsin
February 13, 2002

                         LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                           Additions
                                                                 --------------------------------
                                                    Balance at     Charged To                                      Balance
                                                    Beginning         Costs       Charged To                        at End
         Description                                 Of Period     And Expenses  Other Accounts    Deductions     of Period
         -----------                                 ---------     ------------  --------------    ----------     ---------
Year ended December 31, 1999:
      Accounts receivable allowances:
           Allowance for returns                     $  508,000     $1,082,033    $            --   $1,122,033    $  468,000
           Allowance for cash discounts                  88,000        340,354                 --      398,354        30,000
           Allowance for doubtful accounts              377,000        165,679                 --      173,679       369,000
           Allowance for uncollectible interest          59,649        117,074                 --      112,930        63,793
                                                     ----------     ----------    ---------------   ----------    ----------
                               Total                 $1,032,649     $1,705,140    $            --   $1,806,996    $  930,793
                                                     ==========     ==========    ===============   ==========    ==========
       Inventory allowance:
           Allowance for obsolescence                $1,300,000     $2,113,950    $            --   $  564,847    $2,849,103
                                                     ==========     ==========    ===============   ==========    ==========
       Property and equipment allowance:
           Reserve for excess equipment              $       --     $  200,000    $            --   $       --    $  200,000
                                                     ==========     ==========    ===============   ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  471,441     $1,004,010    $            --   $1,004,323    $  471,128
                                                     ==========     ==========    ===============   ==========    ==========

Year ended December 31, 2000:
      Accounts receivable allowances:
           Allowance for returns                     $  468,000     $1,790,136    $            --   $1,667,136    $  591,000
           Allowance for cash discounts                  30,000        124,573                 --      124,573        30,000
           Allowance for doubtful accounts              369,000        248,673                 --      317,679       299,994
           Allowance for uncollectible interest          63,793         75,065                 --       70,609        68,249
                                                     ----------     ----------    ---------------   ----------    ----------
                               Total                 $  930,793     $2,238,447    $            --   $2,179,997    $  989,243
                                                     ==========     ==========    ===============   ==========    ==========
       Inventory allowance:
           Allowance for obsolescence                $2,849,103     $2,163,891    $            --   $2,851,465    $2,161,529
                                                     ==========     ==========    ===============   ==========    ==========
       Property and equipment allowance:
           Reserve for excess equipment              $  200,000     $  447,795    $            --   $  306,795    $  341,000
                                                     ==========     ==========    ===============   ==========    ==========
       Deferred income taxes:
           Deferred tax asset valuation allowance    $       --     $1,290,000    $            --   $       --    $1,290,000
                                                     ==========     ==========    ===============   ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  471,128     $1,151,567    $            --   $1,121,741    $  500,954
                                                     ==========     ==========    ===============   ==========    ==========

                                                                           Additions
                                                                 --------------------------------
                                                    Balance at     Charged To                                      Balance
                                                    Beginning         Costs       Charged To                        at End
         Description                                 Of Period     And Expenses  Other Accounts    Deductions     of Period
         -----------                                 ---------     ------------  --------------    ----------     ---------

Year ended December 31, 2001:
      Accounts receivable allowances:
           Allowance for returns                     $  591,000     $1,378,696    $            --   $1,360,696    $  609,000
           Allowance for cash discounts                  30,000             --                 --       30,000            --
           Allowance for doubtful accounts              299,994        654,283                 --      565,277       389,000
           Allowance for uncollectible interest          68,249        125,930                 --      160,929        33,250
                                                     ----------     ----------    ---------------   ----------    ----------
                               Total                 $  989,243     $2,158,909    $            --   $2,116,902    $1,031,250
                                                     ==========     ==========    ===============   ==========    ==========
       Inventory allowance:
           Allowance for obsolescence                $2,161,529     $2,243,494    $            --   $  559,023    $3,846,000
                                                     ==========     ==========    ===============   ==========    ==========
       Property and equipment allowance:
           Reserve for excess property and
                  equipment                          $  341,000     $  142,629    $            --   $       --    $  483,629
                                                     ==========     ==========    ===============   ==========    ==========
       Deferred income taxes:
           Deferred tax asset valuation allowance    $1,290,000     $2,339,000    $            --   $       --    $3,629,000
                                                     ==========     ==========    ===============   ==========    ==========
       Warranty allowance:
           Allowance for warranties                  $  500,954     $1,052,565    $            --   $1,050,421    $  503,098
                                                     ==========     ==========    ===============   ==========    ==========


The accounts receivable, inventory, property and equipment and deferred tax asset allowances above were deducted from the applicable asset accounts.

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                                  Page
Number     Exhibit Description                                          Number
------     -------------------                                          ------

(3.1)      Restated Articles of Incorporation of LaCrosse Footwear,       --
           Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(3.2)      By-Laws of LaCrosse Footwear, Inc., as amended to date.        --
           [Incorporated by reference to Exhibit (3.1) to LaCrosse
           Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(4.1)      Credit Agreement, dated as of June 15, 2001, by and among      --
           LaCrosse Footwear, Inc., Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as lenders.
           [Incorporated by reference to Exhibit (4.1) to LaCrosse
           Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(4.2)      Credit Agreement, dated as of June 15, 2001, by and            --
           between LaCrosse Footwear, Inc., as borrower, and Firstar
           Bank, N.A., as lender [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2001]

(9.1)      Voting Trust Agreement, dated as of June 21, 1982, as          --
           amended [Incorporated by reference to Exhibit (9) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(9.2)      Amendment No. 9 to Voting Trust Agreement, dated June 30,      --
           1997. [Incorporated by reference to Exhibit (9.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997]

(9.3)      Extension of Term, dated as of March 31, 1999, of the          --
           Voting Trust Agreement, dated as of June 12, 1982, as amended. [Incorporated by reference to Exhibit (4) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999]

                                                                      Sequential
Exhibit                                                                  Page
Number     Exhibit Description                                          Number
------     -------------------                                          ------

(10.1) *   Employment Agreement, dated as of June 1, 1999, between        --
           Patrick K. Gantert and LaCrosse Footwear, Inc.
           [Incorporated by reference to Exhibit (10) to LaCrosse
           Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999]

(10.2)*    Severance Agreement and Release, effective August 3, 2000,     --
           between Patrick K. Gantert and LaCrosse Footwear, Inc.
           [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000]

(10.3)*    LaCrosse Footwear, Inc. Retirement Plan [Incorporated by       --
           reference to Exhibit (10.18) to LaCrosse Footwear, Inc.'s
           Form S-1 Registration Statement (Registration No.
           33-75534)]

(10.4) *   LaCrosse Footwear, Inc. Employees' Retirement Savings Plan     --
           [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
           (Registration No. 33-75534)]

(10.5)*    LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan     --
           [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
           (Registration No. 33-75534)]

(10.6)*    LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan     --
           [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996]

(10.7)*    LaCrosse Footwear, Inc. 2001 Stock Incentive Plan              --
           [Incorporated by reference to Appendix B of LaCrosse
           Footwear, Inc.'s Definitive Proxy Statement on Schedule
           14A for the 2001 Annual Meeting of Shareholders]

(10.8)* LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan [Incorporated by reference to Appendix C of LaCrosse Footwear, Inc.'s Definitive Proxy Statement on
           Schedule 14A for the 2001 Annual Meeting of Shareholders]

(10.9)     Lease, dated as of March 14, 1994, between JEPCO               --
           Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

--------
     * A management contract or compensatory plan or arrangement.

                                                                      Sequential
Exhibit                                                                  Page
Number     Exhibit Description                                          Number
------     -------------------                                          ------

(10.10)    Amendment, dated as of March 17, 1998, to Lease between        --
           JEPCO Development Co., LLC and LaCrosse Footwear, Inc.
           [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.11)    Manufacturing Certification Agreement, dated as of October     --
           19, 1993, between W.L. Gore & Associates, Inc. and Danner
           Shoe Manufacturing Co.  [Incorporated by reference to
           Exhibit (10.23) to LaCrosse Footwear, Inc.'s Form S-1
           Registration Statement (Registration No. 33-75534)]

(10.12)    Trademark License, dated as of October 19, 1993, between       --
           W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing
           Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(13) Portions of the 2001 Annual Report to Shareholders that are incorporated by reference herein

(21)       List of subsidiaries of LaCrosse Footwear, Inc.

(23)       Consent of McGladrey & Pullen, LLP

(99)       Proxy Statement for the 2002 Annual Meeting of Shareholders    --

           [The Proxy Statement for the 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]