Form 10-Q
period 2002-03-31
LACROSSE FOOTWEAR INC
filed 2002-05-08
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                       or

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

                           18550 NE Riverside Parkway
                             Portland, Oregon 97230
       -------------------------------------------------------------------
               (Address, zip code of principal executive offices)

                                 (503) 766-1010
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of May 1, 2002:  5,874,449 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended March 31, 2002


                                                                            Page

PART I.    Financial Information

           Item 1.  Condensed Consolidated Balance Sheets                     3

                    Condensed Consolidated Statements of Operations           4

                    Condensed Consolidated Statements of Cash Flows           5

                    Notes to Condensed Consolidated Financial Statements      6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                              13

PART II.   Other Information

           Item 1.  Legal Proceedings                                        14

           Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                                   15

Exhibit Index                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)                March 31,        December 31,
                                                                  2002              2001
                                                            ----------------------------------
Assets                                                        (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $   513          $   271
   Accounts receivable, net                                        16,437           18,865
   Inventories (2)                                                 32,656           34,371
   Income tax receivable (4)                                        2,340               --
   Prepaid expenses, deferred tax assets and other                  2,918            2,880
                                                            -------------------------------
          Total current assets                                     54,864           56,387

Property, plant and equipment, net                                  6,195            7,222
Goodwill, net                                                      11,781           11,781
Deferred tax assets and other                                       2,173            3,926
                                                            -------------------------------
          Total assets                                           $ 75,013         $ 79,316
                                                            ===============================

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term obligations                    $ 1,599         $  1,599
   Notes payable, bank                                             15,569           17,645
   Accounts payable                                                 5,214            6,205
   Accrued expenses                                                 3,972            3,085
                                                            -------------------------------
          Total current liabilities                                26,354           28,534

Long-term obligations                                               4,408            4,432
Compensation and benefits                                           4,689            4,805
                                                            -------------------------------
          Total liabilities                                        35,451           37,771

Shareholders' Equity:
Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   6,717,627 shares                                                    67               67
Additional paid-in capital                                         26,434           26,434
Retained earnings                                                  17,874           19,857
Less cost of 843,178 shares of treasury stock                     (4,813)          (4,813)
                                                            -------------------------------
          Total shareholders' equity                               39,562           41,545
                                                            -------------------------------
          Total liabilities and shareholders' equity             $ 75,013         $ 79,316
                                                            ===============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)                                           Three Months Ended
                                                  March 31,          March 31,
                                                     2002              2001
                                                ------------------------------
Net sales                                           $  22,821        $ 29,148
Cost of goods sold                                     16,915          21,692
                                                ------------------------------
      Gross profit                                      5,906           7,456

Selling and administrative expenses                     8,583           8,294
                                                ------------------------------

      Operating loss                                  (2,677)           (838)

Non-operating income (expense)
   Interest expense                                     (358)           (717)
   Miscellaneous                                           52              67
                                                ------------------------------
                                                        (306)           (650)
                                                ------------------------------

     Loss before income tax benefit                   (2,983)         (1,488)

Provision for income tax benefit (4)                  (1,000)              --
                                                ------------------------------

     Net loss                                       $ (1,983)       $ (1,488)
                                                ==============================

Net loss per common share:
     Basic                                          $  (0.34)       $  (0.25)
     Diluted                                        $  (0.34)       $  (0.25)

Weighted average shares outstanding:
    Basic and diluted                                   5,874           5,874


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                            Three Months Ended
(Unaudited)                                             March 31,      March 31,
                                                           2002          2001
                                                     ---------------------------

Net cash provided by operating activities                 $ 2,544      $ 2,434
                                                     --------------------------

Cash flows from investing activities
   Capital expenditures                                     (202)        (622)
   Other                                                       --           19
                                                     --------------------------
   Net cash used in investing activities                    (202)        (603)

Cash flows from financing activities
  Payments on short-term borrowings                       (2,076)        (340)
  Principal payments on long-term obligations                (24)      (1,222)
                                                     --------------------------
  Net cash used in financing activities                   (2,100)      (1,562)

  Net increase in cash and cash equivalents                   242          269

Cash and cash equivalents:
  Beginning                                                   271           11
                                                     --------------------------
  Ending                                                    $ 513        $ 280
                                                     ==========================

Supplemental information--cash payments for:
  Interest                                                  $ 426        $ 520
  Income taxes                                              $  --        $  25




The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.     Basis of Presentation and Use of Estimates

       LaCrosse Footwear, Inc. is referred to as "we", "us" or "our" in this report. We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all normal recurring adjustments necessary to present fairly the results for the interim periods shown.

       Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

       We report our quarterly interim financial information based on 13-week periods.

       b. Principles of Consolidation

       The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and our wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

       c.     Revenue Recognition and Product Warranty

       Revenue is recognized at the time products are shipped to customers. Revenue is recorded net of freight, discounts and returns. We warranty our products against defects in design, materials and workmanship for a period of generally one year. A provision for estimated future warranty cost is recorded when products are shipped. Amounts billed to customers relating to shipping and handling are classified as revenue. Costs incurred for shipping and handling are classified as cost of goods sold.

       d.     Net Loss Per Share

       We follow the provisions of Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statement of operations. Basic EPS excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or other arrangements to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended March 31, 2002 and 2001 as their effect would have reduced our net loss per share.

2.     INVENTORIES

       Inventories are comprised of the following:

       (In thousands)                      March 31,        December 31,
                                              2002              2001
                                        ----------------- ------------------
       Raw materials                             $ 2,333            $ 1,913
       Work in process                               305                289
       Finished goods                             30,018             32,169
                                        ----------------- ------------------
       Total                                    $ 32,656            $34,371
                                        ================= ==================

       Inventory is valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at March 31, 2002 and December 31, 2001 are net of reserves of $1.6 million and $3.8 million, respectively, to cover losses incurred in the disposition of slow moving and obsolete inventory. Approximately $1.0 million of the reduction in the reserves is related to the disposal of raw materials that were fully reserved at December 31, 2001. The LIFO reserve was $0.4 million at March 31, 2002 and December 31, 2001.

3.     SOURCING REALIGNMENT AND OTHER NON-RECURRING CHARGES

       In the second quarter of 2001, we announced a strategic decision that led to charges of $3.7 million recorded in cost of goods sold and $1.9 million recorded in selling and administrative expenses related to the closure of the manufacturing facility in La Crosse, Wisconsin. We eliminated 134 production and support positions, primarily in manufacturing. A summary of the activity in the exit costs accrual since December 31, 2001 is as follows:


                                                                                                  Balance
       (In thousands)                            Balance                       Payments or        March 31,
                                            December 31, 2001   New Charges   Reserves Used         2002
                                            ------------------- ------------ ----------------- --------------
       Inventory reserves                         $ 379                 --            379           $ --
       Severance and related costs                   --                 --             --             --
                                            ------------------- ------------ ----------------- --------------
       Total                                      $ 379                 --            379           $ --
                                            =================== ============ ================= ==============

4.     INCOME TAXES

       We recorded an income tax benefit in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carry-back period for certain losses from two to five years. This law will allow us to use any losses incurred during 2002 to reduce taxable income from 1997. In addition, this law allowed us to record an income tax receivable during the quarter of $2.3 million for tax losses incurred in 2001. In addition, these changes have resulted in significant decreases in our deferred tax assets. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2001.


5.     STOCK OPTION GRANTS

       During the first quarter of 2002, the Board of Directors granted options to purchase approximately 142,000 shares of common stock to certain officers, key employees and non-employee directors under existing stock incentive plans. The exercise price for these options is approximately $3.40 per share, the mean between the highest and lowest reported selling prices of the common stock on The Nasdaq Stock Market on the day before the options were granted. The options generally vest in equal increments over a five-year period.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

       Effective January 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. This pronouncement provides that goodwill be reviewed for impairment rather than amortized. As a result, we ceased amortization of goodwill. We will complete the initial impairment test of goodwill during the second quarter of 2002. At this time, we are unable to determine what, if any, impairment loss will result from the adoption of this standard. If any impairment loss resulted from this test, such a loss may require restatement of the quarter ended March 31, 2002, as required by SFAS 142.

ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations


The following table sets forth, for the quarters ended March 31, 2002 and 2001, selected financial information derived from the Company's condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(In thousands)                                   Three Months Ended            Three Months Ended
                                                   March 31, 2002                March 31, 2001
                                              -------------------------     -------------------------

Net Sales                                          $22,821     100.0%            $29,148     100.0%
Gross Profit                                         5,906      25.9               7,456      25.6
Selling and Administrative Expenses                  8,583      37.6               8,294      28.5
Non-Operating Expenses                                 306       1.3                 650       2.2
Loss Before Income Tax Benefit                      (2,983)    (13.1)             (1,488)     (5.1)


The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the three-month period ending March 31, 2002 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

Net sales for the three months ended March 31, 2002 decreased $6.3 million, or 21.7%, to $22.8 million from $29.1 million for the first three months of 2001. The decrease in net sales during the quarter was due to a 40.2% decline in shipments in the industrial channel of distribution of LaCrosse(R) and Rainfair(R) brand products and a 20.9% decrease in the retail channel of distribution of LaCrosse(R) brand products. These decreases were the result of a softening economy on retailers and industrial distributors, reduced fill-in business for cold weather products in the LaCrosse(R) brand retail channel, and an overall reduction in the number of products being offered for sale as management worked to eliminate slow moving styles. Approximately 13% of the decrease in net sales for the industrial division is due to a reduction in apparel shipments to a mass merchant. These decreases were partially offset by an 11.5% increase in shipments for the Danner(R) brand over the same period of last year which is related primarily to the introduction of new styles using the TERRA FORCE(TM) technology platform within the uniform, hunting, work and outdoor cross-training product lines.

Gross Profit

Gross profit for the three months ended March 31, 2002 decreased to $5.9 million, or 25.9% of net sales, from $7.5 million, or 25.6% of net sales, for the first quarter of 2001. The net increase in gross profit as a percentage of net sales was driven by the higher margins on the increasing volume of sourced product, offset by lower margin closeouts. Closeouts reduced our gross profit by 2.2% of net sales for the first quarter 2002. We reduced finished goods inventory reserves by $1.2 million during the quarter related to the disposal of closeouts.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.3 million, or 3.5%, to $8.6 million for the quarter ended March 31, 2002 compared to $8.3 million for the same period a year ago. As a percentage of sales, selling and administrative expenses increased to 37.6% from 28.5% a year ago. The increase as a percentage of sales is primarily related to $1.6 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin. This includes $0.8 million of depreciation expense related to a change in the estimated life of the Company's enterprise software package and related information system, $0.3 million of charges related to installation of the new enterprise resource planning system at the retail and industrial divisions and $0.5 million for legal, severance and other moving costs. The change in estimated useful life of our enterprise software package will result in one final charge of $0.3 million during the second quarter 2002.

Non-Operating Expenses

Non-operating expenses for the three months ended March 31, 2002 decreased 52.9% to $0.3 million, or 1.3% of net sales, from $0.7 million, or 2.2% of net sales, for the three months ended March 31, 2001. The decrease is primarily the result of a decrease in interest expense which was the result of lower interest rates, lower average borrowings and the impact of recording interest rate swap agreements at fair market value as required by Statement of Financial Accounting Standards No. 133, which was adopted during the first quarter of 2001.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carry-back period for certain losses from two to five years. This law will allow us to use any losses incurred during 2002 to reduce taxable income from 1997.

                         Liquidity and Capital Resources

We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by the Company's seasonal business cycle. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $52.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At March 31, 2002, we had $15.6 million of outstanding borrowings under the credit agreement and unused availability of $10.6 million.

Net cash provided by operating activities was $2.5 million in the first quarter of 2002 compared to $2.4 million in the first quarter of 2001. In the first quarter of 2002, we incurred a loss of $2.0 million offset by decreases in accounts receivable of $2.4 million and inventory of $1.7 million. The decrease in accounts receivable is normal for the period and the decrease in inventory is related to our focus on reducing the number of styles being offered and the success we had in selling closeouts during the first quarter. In the first quarter of 2001, accounts receivable decreased $6.5 million (primarily due to a high level of accounts receivable at December 31, 2000 and the lower sales in the first quarter) offset by a $2.1 million decrease in accounts payable, a net loss of $1.5 million and a $0.5 million increase in inventory.

Net cash used in investing activities was $0.2 million in the first quarter of 2002 compared to $0.6 million in the first quarter of 2001. The majority of the activity in both years was for capital expenditures.

Net cash used in financing activities was $2.1 million in the first quarter of 2002 compared to $1.6 million in the first quarter of 2001. The cash used in the first quarter 2002 was generated from operations and was paid on the credit agreement. In the first quarter of 2001, $1.2 million was paid on the term loan and $0.3 million on the revolving line of credit all of which was generated from operations.

In our 2001 Annual Report on Form 10-K, we disclosed that we were in violation of certain restrictive covenants contained in our credit agreements as of December 31, 2001. The lenders waived those violations at December 31, 2001. As of March 31, 2002, we were in compliance with all restrictive covenants.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. These statements are based on our beliefs, expectations and assumptions and on information currently available to us. We are not required to update or revise forward-looking statements. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "estimate" or similar expressions used in this report are intended to identify forward-looking statements.

The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:
       o      Weather conditions
       o      Dealer inventory levels
       o Inventory levels required for sourced product and emphasis on forecasting capabilities
       o Lead times (or delays) for sourced product and dependence on independent manufacturers or suppliers
       o Limited ability to resupply customer for fill-in orders for sourced product
       o Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers
       o      Actions of competitors
       o      Changes in consumer buying patterns
       o      Loss of a material customer
       o      Increase in interest rates

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of March 31, 2002, we had swap agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in January 2003 with another $4.0 million maturing October 2003. The variable rate borrowings not offset by swap agreements at March 31, 2002 totaled $10.6 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 2001, a 100-basis point change in LIBOR would have caused our monthly interest expense to change by approximately $21,000. We believe that these amounts are not material to the earnings of LaCrosse Footwear, Inc.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

       (4.1) Amendment, dated as of December 31, 2001, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc. as lenders.

       (4.2) Limited Waiver and Amendment No. 2 to Credit Agreement, dated as of February 28, 2002, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc. as lenders.


       (b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter.

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



                                             LACROSSE FOOTWEAR, INC.
                                             -----------------------
                                               (Registrant)


Date:        May 8, 2002                 By:  /s/ Joseph P. Schneider
                                              ----------------------------------
                                              Joseph P. Schneider
                                              President and Chief Executive
                                              Officer



Date:        May 8, 2002                 By:  /s/ David P. Carlson
                                              ----------------------------------
                                              David P. Carlson
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)

                             LaCrosse Footwear, Inc.

                 Exhibit Index to Quarterly Report on Form 10-Q
                      for the Quarter ended March 31, 2002



Exhibit
No.         Exhibit Description

(4.1) Amendment, dated as of December 31, 2001, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc. as lenders.

(4.2) Limited Waiver and Amendment No. 2 to Credit Agreement, dated as of February 28, 2002, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc. as lenders.