Form 10-Q
period 2002-06-29
LACROSSE FOOTWEAR INC
filed 2002-08-13
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 29, 2002

                                       or

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

                           18550 NE Riverside Parkway
                             Portland, Oregon 97230
    ------------------------------------------------------------------------
               (Address, zip code of principal executive offices)

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

Common Stock, $.01 par value, outstanding as of August 5, 2002: 5,874,449 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                         For Quarter Ended June 29, 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)             June 29,            December 31,
                                                              2002                  2001
                                                         --------------------------------------
Assets                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                 $     33               $    271
   Accounts receivable, net                                    14,697                 18,865
   Inventories (2)                                             29,173                 34,371
   Prepaid expenses, deferred tax assets and other              3,394                  2,880
                                                            ---------------------------------
          Total current assets                                 47,297                 56,387

Property, plant and equipment, net                              5,312                  7,222
Goodwill, net (6)                                              10,753                 11,781
Deferred tax assets and other                                   2,050                  3,926
                                                            ---------------------------------
          Total assets                                       $ 65,412               $ 79,316
                                                            =================================

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term obligations               $  1,599               $  1,599
   Notes payable, bank                                         14,697                 17,645
   Accounts payable                                             3,716                  6,205
   Accrued expenses                                             2,876                  3,085
                                                            ---------------------------------
          Total current liabilities                            22,888                 28,534

Long-term obligations                                           3,634                  4,432
Compensation and benefits                                       4,133                  4,805
                                                            ---------------------------------
          Total liabilities                                    30,655                 37,771

Shareholders' Equity:
Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   6,717,627 shares                                                67                     67
Additional paid-in capital                                     26,434                 26,434
Retained earnings                                              13,069                 19,857
Less cost of 843,178 shares of treasury stock                 (4,813)                (4,813)
                                                            ---------------------------------
          Total shareholders' equity                           34,757                 41,545
                                                            ---------------------------------
          Total liabilities and shareholders' equity         $ 65,412               $ 79,316
                                                            =================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)                                                    Three Months Ended                     Six Months Ended
                                                          June 29,            June 30,          June 29,             June 30,
                                                            2002                2001              2002                 2001
                                                        ----------------------------------------------------------------------
Net sales                                               $     19,975        $    26,074       $    42,796          $    55,222
Cost of goods sold                                            15,849             22,722            32,764               44,414
                                                        ----------------------------------------------------------------------
      Gross profit                                             4,126              3,352            10,032               10,808
Selling and administrative expenses                            7,436              8,549            16,019               16,843
                                                        ----------------------------------------------------------------------
      Operating loss                                          (3,310)            (5,197)           (5,987)              (6,035)
Non-operating income (expense):
   Interest expense                                             (512)              (704)             (870)              (1,421)
   Miscellaneous                                                  45                 (9)               97                   58
                                                        ----------------------------------------------------------------------
                                                                (467)              (713)             (773)              (1,363)
                                                        ----------------------------------------------------------------------

     Loss before income tax benefit                           (3,777)            (5,910)           (6,760)              (7,398)
Provision for income tax benefit (4)                              --                 --            (1,000)                  --
                                                        ----------------------------------------------------------------------
Net loss before cumulative effect
     of change in accounting principle                        (3,777)            (5,910)           (5,760)              (7,398)
Cumulative effect of change in accounting
        principle (6)                                             --                 --            (1,028)                  --
                                                        ----------------------------------------------------------------------
     Net loss                                           $     (3,777)       $    (5,910)      $    (6,788)         $    (7,398)
                                                        ======================================================================

Net loss per common share before cumulative
 effect of change in accounting principle:
     Basic                                              $      (0.64)       $     (1.01)      $     (0.98)         $     (1.26)
     Diluted                                            $      (0.64)       $     (1.01)      $     (0.98)         $     (1.26)

Cumulative effect of change in
 accounting principle:
     Basic                                              $         --        $        --       $     (0.18)         $        --
     Diluted                                            $         --        $        --       $     (0.18)         $        --

Net loss per common share:
     Basic                                              $      (0.64)       $     (1.01)      $     (1.16)         $     (1.26)
     Diluted                                            $      (0.64)       $     (1.01)      $     (1.16)         $     (1.26)


Weighted average shares outstanding:
    Basic and diluted                                          5,874              5,874             5,874                5,874



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                              Six Months Ended
(Unaudited)                                                          June 29,           June 30,
                                                                       2002               2001
                                                                   --------------------------------
Cash flows from operating activities:
   Net (loss)                                                      $    (6,788)       $    (7,398)
Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                         1,838              1,973
   Loss on disposal and impairment charge
     for plant and equipment                                               624              1,899
   Goodwill impairment charge                                            1,028                 --
   Changes in assets and liabilities:
      Trade accounts receivable                                          4,168              5,723
      Inventories                                                        5,198             (7,462)
      Deferred taxes                                                     1,472                568
      Accounts payable                                                  (2,489)            (1,701)
      Accrued expenses and other                                        (1,202)              (349)
                                                                   ------------------------------
Net cash provided by (used in) operating activities                $     3,849        $    (6,747)
                                                                   ------------------------------

Cash flows from investing activities:
   Capital expenditures                                                   (341)            (1,189)
   Proceeds from sale of property and equipment                             --                174
   Prepaid loan fees                                                        --               (603)
   Other                                                                    --                 39
                                                                   ------------------------------
   Net cash used in investing activities                                  (341)            (1,579)
                                                                   ------------------------------

Cash flows from financing activities:
  Proceeds (payments) on short-term borrowings                          (2,948)            12,603
  Principal payments on long-term obligations                             (798)            (2,658)
                                                                   ------------------------------
  Net cash provided by (used in) financing activities                   (3,746)             9,945
                                                                   ------------------------------

  Net increase (decrease) in cash and cash
    equivalents                                                           (238)             1,619

Cash and cash equivalents:
  Beginning                                                                271                 10
                                                                   ------------------------------
  Ending                                                           $        33        $     1,629
                                                                   ==============================

Supplemental information
Cash payments (refunds) for:
  Interest                                                         $       574        $     1,236
  Income taxes                                                     $    (2,340)                --



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

      d.    Net Loss Per Share

      We follow the provisions of Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statement of operations. Basic EPS excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or other arrangements to issue common stock were exercised or converted into common stock at the beginning of the period. Because we incurred a loss in all periods presented, the inclusion of common stock equivalents in our diluted weighted average shares outstanding would have reduced our net loss per share. Accordingly, basic and diluted weighted average shares outstanding are the same for each period presented.

2.    INVENTORIES

      Inventories are comprised of the following:

      (In thousands)                            June 29,    December 31,
                                                  2002          2001
                                              ----------------------------
      Raw materials                              $ 1,846     $      1,913
      Work in process                                279              289
      Finished goods                              27,048           32,169
                                              ----------------------------
      Total                                     $ 29,173     $     34,371
                                              ============================

      Inventory is valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at June 29, 2002 and December 31, 2001 are net of reserves of $1.7 million and $3.8 million, respectively, to cover losses incurred in the disposition of slow moving and obsolete inventory. Approximately $1.0 million of the reduction in the reserves is related to the disposal of raw materials that were fully reserved at December 31, 2001. The LIFO reserve was $0.4 million at June 29, 2002 and December 31, 2001.

3.    SOURCING REALIGNMENT AND OTHER NON-RECURRING CHARGES

      In the second quarter of 2001, we announced a strategic decision that led to charges of $3.7 million recorded in cost of goods sold and $0.7 million recorded in selling and administrative expenses related to the closure of the manufacturing facility in La Crosse, Wisconsin. We eliminated 134 production and support positions, primarily in manufacturing. A summary of the activity in the exit costs accrual since December 31, 2001 is as follows:

      (In thousands)                            Balance                       Payments or        Balance
                                           December 31, 2001   New Charges   Reserves Used     June 29, 2002
                                           ------------------- ------------ ----------------- ---------------
      Inventory reserves                         $ 379                 --            379           $ --
      Severance and related costs                   --                 --             --             --
                                           ------------------- ------------ ----------------- ---------------
      Total                                      $ 379                 --            379           $ --
                                           =================== ============ ================= ===============

      In the second quarter of 2002, we announced a strategic decision to relocate the administrative and distribution functions as well as close the manufacturing facility at our Racine, Wisconsin location. This decision led to charges of $1.0 million primarily related to facility shutdown costs. The expense has been recorded in selling and administrative expenses. We will eliminate 91 administrative, distribution and production positions in Racine, Wisconsin.

4.    INCOME TAXES

      We recorded an income tax benefit in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carry-back period for certain losses from two to five years. This law will allow us to use losses incurred during 2002 to reduce taxable income from 1997. In May 2002, we received an income tax refund of $2.3 million for tax losses incurred in 2001. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

      During the second quarter 2002, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance.

5.    STOCK OPTION GRANTS

      During 2002, the Board of Directors granted options to purchase approximately 152,000 shares of common stock to certain officers, key employees and non-employee directors under existing stock incentive plans. The average exercise price for these options is $3.34 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on The NASDAQ Stock Market on the day before the options were granted. The options generally vest in equal increments over a five-year period.

6.    GOODWILL

      Effective January 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. This pronouncement provides that goodwill be reviewed for impairment rather than amortized. As a result, we ceased amortization of goodwill.

      In accordance with SFAS 142, we completed the transitional goodwill impairment test during the second quarter 2002 for our Industrial and Danner divisions. The impairment test, which was performed by an independent appraiser, indicated that the Industrial division goodwill was impaired. Accordingly, we recorded a $1.0 million charge as a cumulative effect of change in accounting principle. This charge has been reflected in the first quarter pursuant to implementation guidelines. Accordingly, we have restated our first quarter 2002 results to reflect this change as follows:


      (In thousands)                                             March 31,
                                                                    2002
                                                               ---------------
      Reported net loss for the quarter ended                       $ (1,983)
      Less: Cumulative effect of change in
        accounting principle                                           1,028
                                                               ---------------
      Net loss as restated                                          $ (3,011)
                                                               ===============


      Basic and diluted loss per share as reported                  $  (0.34)
      Less: Cumulative effect of change in
        accounting principle                                            0.18
                                                               ---------------
      Basic and diluted loss per share as restated                  $  (0.52)
                                                               ===============


      The changes in the carrying amount of goodwill are as follows:

      (In thousands)                                            Industrial     Danner        Total
                                                              ------------- ------------ ------------
      Balance as of January 1, 2002                             $   1,028      $ 10,753    $ 11,781
      Cumulative effect of change in accounting principle          (1,028)           --      (1,028)
                                                              ------------- ------------ ------------
      Balance as of June 29, 2002                               $      --      $ 10,753    $ 10,753
                                                              ============= ============ ============

      Had SFAS 142 been effective at the beginning of 2001, the non-amortization provisions would have had the following effect on the second quarter and six month results:

                                                        3 months ended                    6 months ended
                                                ------------------------------    ----------------------------
(In thousands)                                    June 29,         June 30,         June 29,         June 30,
                                                    2002             2001             2002            2001
                                                -------------    -------------    -------------    -----------
Reported net loss                               $     (3,777)    $     (5,910)    $     (6,788)    $   (7,398)

Add back:  Goodwill amortization                          --              148               --            297
                                                -------------    -------------    -------------    -----------
Adjusted net loss                               $     (3,777)    $     (5,762)    $     (6,788)    $   (7,101)

Add back:  Cumulative effect of change
  in accounting principle                                 --               --            1,028             --
                                                -------------    -------------    -------------    -----------
Adjusted loss before cumulative effect
  of change in accounting principle
                                                $     (3,777)    $     (5,762)    $     (5,760)    $   (7,101)
                                                =============    =============    =============    ===========


                                                        3 months ended                    6 months ended
                                                ------------------------------    ----------------------------
(In thousands)                                    June 29,         June 30,         June 29,         June 30,
                                                    2002             2001             2002            2001
                                                -------------    -------------    -------------    -----------
Reported basic and diluted loss per share       $      (0.64)    $      (1.01)    $      (1.16)    $    (1.26)
Add back:  Goodwill amortization                          --             0.03               --           0.05
                                                -------------    -------------    -------------    -----------
Adjusted basic and diluted loss per share       $      (0.64)    $      (0.98)    $      (1.16)    $    (1.21)

Add back:  Cumulative effect of change
  in accounting principle                                 --               --             0.18             --
                                                -------------    -------------    -------------    -----------
Adjusted basic and diluted loss per share
  before cumulative effect of change in
  accounting principle                          $      (0.64)    $      (0.98)    $      (0.98)    $    (1.21)
                                                =============    ============     =============    ===========


ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations

The following table sets forth selected financial information derived from the Company's condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(In thousands)                                   Three Months Ended                   Six Months Ended
                                         ---------------------------------    ----------------------------------
                                         June 29,    June 30,         %        June 29,    June 30,        %
                                            2002        2001       Change        2002         2001      Change
                                         ----------- ----------- ---------    ------------ ----------- ---------
Net Sales                                  $19,975     $26,074      (23.4)      $42,796     $55,222       (22.5)
Gross Profit                                 4,126       3,352       23.1        10,032      10,808
                                                                                                           (7.2)
Selling and Administrative Expenses          7,436       8,549      (13.0)       16,019      16,843        (4.9)
Non-Operating Expenses                         467         713      (34.5)          773       1,363       (43.3)
Income Tax Benefit                              --          --         --         1,000          --       100.0
Cumulative Effect of Change in
      Accounting Principle                      --          --         --         1,028          --       100.0

The Company's business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the period ending June 29, 2002 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Net Sales

Net sales for the three months ended June 29, 2002 decreased $6.1 million, or 23.4%, to $20.0 million from $26.1 million from the respective period in 2001. The decrease in net sales was due to a 47.4% decrease in the retail channel of distribution of LaCrosse(R) brand products, an 11.1% decline in shipments in the industrial channel of distribution of LaCrosse(R) and Rainfair(R) brand products and a 4.3% decrease in shipments for the Danner(R) brand over the same period of last year. These decreases were the result of a softening economy on retailers and industrial distributors coupled with tighter inventory management by our channel partners, reduced fall pre-season orders and a decision to reduce the number of products offered through the industrial channel. The retail channel experienced approximately 19.7% decrease in shipments of sporting products from the second quarter of last year primarily due to our largest customers efforts to reduce their stock on hand. In addition, shipments in the pac boot product line are down 6.4% due to inventory management objectives of timing product receipts with anticipated shipments. Further, the Company concluded that it would no sell in the insulated children's boot market which led to a decrease of 4.4%.

Net sales for the six months ended June 29, 2002 decreased $12.4 million, or 22.5%, to $42.8 million from $55.2 million for the respective six months of 2001. The decrease in net sales during the first half was due to a 34.4% decrease in the retail channel of distribution of LaCrosse(R) brand products and a 28.5% decline in shipments in the industrial channel of distribution of LaCrosse(R) and Rainfair(R) brand products. These decreases were the result of a softening economy on retailers and industrial distributors, reduced fill-in business for cold weather products in the LaCrosse(R) brand retail channel, and an overall reduction in the number of products being offered for sale as management worked to eliminate slow moving styles. Approximately 7.6% of the decrease in net sales for the industrial division is due to a reduction in apparel shipments to a mass merchant and another 6.6% of the decrease is related to a management decision to reduce the number of products offered through the industrial channel. These decreases were partially offset by a 3.2% increase in shipments for the Danner(R) brand over the same period of last year, which is related primarily to the introduction of new styles using the TERRA FORCE(TM) technology platform within the uniform, hunting, work and outdoor cross-training product lines.

Gross Profit

Gross profit for the three months ended June 29, 2002 increased to $4.1 million, or 20.7% of net sales, from $3.4 million, or 12.9% of net sales, for the second quarter of 2001. The net increase in gross profit as a percent of sales is primarily due to a one-time charge during the second quarter of 2001 of $3.7 million related to closing the La Crosse factory. In addition, we focused on selling close out inventory during the second quarter of 2002 which reduced our gross profit as a percent of sales approximately 3%.

Gross profit for the six months ended June 29, 2002 decreased to $10.0 million, or 23.4% of net sales, from $10.8 million, or 19.6% of net sales, for the first half of 2001. The net increase in gross profit as a percent of sales is due to a one-time charge during the first half of 2001 of $3.7 million related to closing the La Crosse factory. In addition, we focused on selling close out inventory during the first half of 2002 which reduced our gross profit as a percent of sales approximately 3%.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.1 million, or 13.0%, to $7.4 million for the quarter ended June 29, 2002 compared to $8.5 million for the same period a year ago. In the second quarter of 2002, we recorded a $1.0 million charge related to relocating the Rainfair industrial division as well as a final charge of $0.3 million related to the change in the estimated life of our enterprise software package. Factoring out the one time charges of $1.3 million in the second quarter of 2002 and $0.7 million in the second quarter of 2001, we decreased net selling and administrative expenses approximately $1.7 million primarily as a result of reductions in sales commissions and distribution costs associated with the reduced sales volume.

Selling and administrative expenses decreased $0.8 million, or 4.9%, to $16.0 million for the six months ended June 29, 2002 compared to $16.8 million for the same period a year ago. In the first half of 2002, we recorded $2.9 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Rainfair division to Portland, Oregon from Racine, Wisconsin ($1.0 million). This includes one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of our enterprise software package and related system and a non-cash property and equipment impairment charge of $0.6 million. Factoring out one-time restructuring charges in the first half of 2002 and 2001, we decreased selling and administrative expenses approximately $2.4 million mainly as a result of reductions in sales commissions and distribution costs associated with the reduced sales volume. The six months ended June 2001 included $0.7 million of restructuring charges related to closing the manufacturing facility in La Crosse, Wisconsin.

Non-Operating Expenses

Non-operating expenses for the three months ended June 29, 2002 decreased 34.5% to $0.5 million, or 2.3% of net sales, from $0.7 million, or 2.7% of net sales, for the three months ended June 30, 2001. The decrease is primarily the result of a decrease in interest expense which was the result of lower interest rates, lower average borrowings and the impact of recording interest rate swap agreements at fair market value.

Non-operating expenses for the six months ended June 29, 2002 decreased 43.3% to $0.8 million, or 1.8% of net sales, from $1.4 million, or 2.5% of net sales, for the six months ended June 30, 2001. The decrease is primarily the result of a decrease in interest expense which was the result of lower interest rates, lower average borrowings and the impact of recording interest rate swap agreements at fair market value.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carry-back period for certain losses from two to five years. This law will allow us to use any losses incurred during 2002 to reduce taxable income from 1997.

During the second quarter 2002, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance.

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

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $52.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At June 29, 2002, we had $14.7 million of outstanding borrowings under the credit agreement and unused availability of $9.1 million.

Net cash provided by operating activities was $3.8 million in the first half of 2002 compared to $6.7 million used by operating activities in the first half of 2001. In the first half of 2002, we incurred a loss of $6.8 million offset by decreases in inventory of $5.2 million and accounts receivable of $4.2 million. The decrease in accounts receivable is normal for the period and the decrease in inventory is related to our focus on reducing the number of styles being offered and the success we had in selling closeouts during the first half. In the first half of 2001, accounts receivable decreased $5.7 million (primarily due to a high level of accounts receivable at December 31, 2000 and the lower sales in the first half) offset by a $1.7 million decrease in accounts payable, a net loss of $7.4 million and a $7.5 million increase in inventory.

Net cash used in investing activities was $0.3 million in the first half of 2002 compared to $1.6 million in the first half of 2001. The majority of the activity in both years was for capital expenditures.

Net cash used in financing activities was $3.7 million in the first half of 2002 compared to $9.9 million provided by financing activities in the first half of 2001. The cash used in the first half of 2002 was generated from operations and was paid on the credit agreement and long-term obligations. In June 2001, the Company entered into a banking relationship with GE Capital. During the first half of 2001, the Company borrowed $12.6 million in short-term borrowings and repaid $2.7 million in long-term obligations.

As of June 29, 2002, we were not in compliance with the tangible net worth covenant contained in our credit agreements. One of our lenders waived our violation and on August 12, 2002 the other amended our agreement to cure the violation.

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

The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

      o     Weather conditions
      o     Dealer inventory levels
      o Inventory levels required for sourced product and emphasis on forecasting capabilities
      o Lead times (or delays) for sourced product and dependence on independent manufacturers or suppliers
      o Limited ability to resupply customer for fill-in orders for sourced product
      o Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers
      o     Actions of competitors
      o     Changes in consumer buying patterns
      o     Loss of a material customer
      o     Increase in interest rates
      o West coast domestic port of entry work slow down or stoppage due to failed union contact negotiations

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of June 29, 2002, we had swap agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in January 2003 with another $4.0 million maturing October 2003. The variable rate borrowings not offset by swap agreements at June 29, 2002 totaled $8.9 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout the first half of 2002, a 100-basis point change in LIBOR would have caused our monthly interest expense to change by approximately $8,000. We believe that these amounts are not material to the earnings of LaCrosse Footwear, Inc.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 22, 2002. At such meeting, Richard A. Rosenthal and Frank J. Uhler, Jr. were elected as directors of the Company for terms to expire at the 2005 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Richard A. Rosenthal - 5,427,586 shares voted for, 96,246 shares withholding authority, 0 abstentions and 0 broker non-votes; and Frank J. Uhler, Jr. - 5,427,586 shares voted for, 96,246 shares withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2002 annual meeting of shareholders are as follows: terms expiring at the 2003 annual meeting - Luke E. Sims and John D. Whitcombe; and terms expiring at the 2004 annual meeting - George W. Schneider, Craig L. Leipold and Joseph P. Schneider.


ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

            (99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350

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



                                     LACROSSE FOOTWEAR, INC.
                                     -----------------------
                                       (Registrant)



Date:    August 13, 2002             By:   /s/ Joseph P. Schneider
                                           ------------------------------------
                                           Joseph P. Schneider
                                           President and Chief Executive Officer


Date:    August 13, 2002             By:   /s/ David P. Carlson
                                           -------------------------------------
                                           David P. Carlson
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                             LaCrosse Footwear, Inc.

                 Exhibit Index to Quarterly Report on Form 10-Q
                       for the Quarter ended June 29, 2002



Exhibit
No.           Exhibit Description

(99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350