Form 10-Q
period 2002-09-28
LACROSSE FOOTWEAR INC
filed 2002-11-08
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 28, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                        39-1446816
  --------------------------------                     -------------------
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

Common Stock, $.01 par value, outstanding as of November 1, 2002: 5,874,449 shares

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                      For Quarter Ended September 28, 2002




                                                                            Page

PART I.    Financial Information

           Item 1.    Condensed Consolidated Balance Sheets                   3

                      Condensed Consolidated Statements of Operations         4

                      Condensed Consolidated Statements of Cash Flows         5

                      Notes to Condensed Consolidated Financial
                      Statements                                              6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                          10

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                            13

           Item 4.    Controls and Procedures                                14

PART II.   Other Information

           Item 1.    Legal Proceedings                                      14

           Item 5.    Other Information                                      14

           Item 6.    Exhibits and Reports on Form 8-K                       15

Signatures                                                                   16

Certifications                                                               17

Exhibit Index                                                                19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)            September 28,      December 31,
                                                               2002               2001
                                                           -------------      ------------
Assets                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents                                 $   --            $    271
   Accounts receivable, net                                    24,898            18,865
   Inventories (2)                                             27,268            34,371
   Prepaid expenses, deferred tax assets and other              3,287             2,880
                                                             --------          --------
          Total current assets                                 55,453            56,387

Property, plant and equipment, net                              5,202             7,222
Goodwill, net (6)                                              10,753            11,781
Deferred tax assets and other                                   1,975             3,926
                                                             --------          --------
          Total assets                                       $ 73,383          $ 79,316
                                                             ========          ========

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term obligations               $  1,599          $  1,599
   Notes payable, bank                                         21,260            17,645
   Accounts payable                                             4,596             6,205
   Accrued expenses                                             2,807             3,085
                                                             --------          --------
          Total current liabilities                            30,262            28,534

Long-term obligations                                           3,609             4,432
Compensation and benefits                                       3,892             4,805
                                                             --------          --------
          Total liabilities                                    37,763            37,771

Shareholders' Equity:
Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   6,717,627 shares                                                67                67
Additional paid-in capital                                     26,434            26,434
Retained earnings                                              13,932            19,857
Less cost of 843,178 shares of treasury stock                  (4,813)           (4,813)
                                                             --------          --------
          Total shareholders' equity                           35,620            41,545
                                                             --------          --------
          Total liabilities and shareholders' equity         $ 73,383          $ 79,316
                                                             ========          ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)                                          Three Months Ended             Nine Months Ended
                                                September 28,  September 29,  September 28,  September 29,
                                                    2002           2001           2002           2001
                                                ----------------------------------------------------------
Net sales                                         $ 29,155       $ 39,617       $ 71,951       $ 94,839
Cost of goods sold (3)                              20,267         28,126         53,031         72,539
                                                  --------       --------       --------       --------
    Gross profit                                     8,888         11,491         18,920         22,300
Selling and administrative expenses (3)              7,590          8,732         23,611         25,576
                                                  --------       --------       --------       --------
    Operating income (loss)                          1,298          2,759         (4,691)        (3,276)
Non-operating income (expense):
   Interest expense                                   (474)        (1,091)        (1,344)        (2,512)
   Miscellaneous                                        39             21            138             79
                                                  --------       --------       --------       --------
                                                      (435)        (1,070)        (1,206)        (2,433)
                                                  --------       --------       --------       --------

     Income (loss) before income tax benefit           863          1,689         (5,897)        (5,709)
Provision for income tax benefit (4)                    --             --         (1,000)            --
                                                  --------       --------       --------       --------
Net income (loss) before cumulative effect
        of change in accounting principle              863          1,689         (4,897)        (5,709)

Cumulative effect of change in accounting
        principle (6)                                   --             --         (1,028)            --
                                                  --------       --------       --------       --------
     Net income (loss)                            $    863       $  1,689       $ (5,925)      $ (5,709)
                                                  ========       ========       ========       ========

Net income (loss) per common share before
cumulative effect of change in
accounting principle:
     Basic                                        $   0.15       $   0.29       $  (0.83)      $  (0.97)
     Diluted                                      $   0.15       $   0.29       $  (0.83)      $  (0.97)

Cumulative effect of change in accounting
principle:
     Basic                                        $     --       $     --       $  (0.18)      $     --
     Diluted                                      $     --       $     --       $  (0.18)      $     --

Net income (loss) per common share:
     Basic                                        $   0.15       $   0.29       $  (1.01)      $  (0.97)
     Diluted                                      $   0.15       $   0.29       $  (1.01)      $  (0.97)

Weighted average shares outstanding:
    Basic and diluted                                5,874          5,874          5,874          5,874


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                          Nine Months Ended
(Unaudited)                                                          September 28,  September 29,
                                                                          2002          2001
                                                                     ----------------------------
Cash flows from operating activities:
   Net (loss)                                                          $ (5,925)      $ (5,709)
Adjustments to reconcile net (loss) to net cash used in
     operating activities:
   Depreciation and amortization                                          2,327          2,868
   Loss on disposal and impairment charge for plant and equipment           624          1,844
   Goodwill impairment charge                                             1,028             --
   Changes in assets and liabilities:
      Trade accounts receivable                                          (6,033)       (11,490)
      Inventories                                                         7,103         (4,895)
      Deferred taxes                                                      1,472             --
      Accounts payable                                                   (1,609)          (687)
      Accrued expenses and other                                         (1,406)           657
                                                                       --------       --------
Net cash used in operating activities                                    (2,419)       (17,412)
                                                                       --------       --------

Cash flows from investing activities:
   Capital expenditures                                                    (644)        (1,453)
   Proceeds from sale of property and equipment                              --          1,324
   Prepaid loan fees                                                         --           (924)
   Other                                                                     --            163
                                                                       --------       --------
   Net cash used in investing activities                                   (644)          (890)
                                                                       --------       --------

Cash flows from financing activities:
  Net proceeds from short-term borrowings                                 3,615         21,943
  Principal payments on long-term obligations                              (823)        (3,575)
                                                                       --------       --------
  Net cash provided by financing activities                               2,792         18,368
                                                                       --------       --------

  Net increase (decrease) in cash and cash equivalents                     (271)            66

Cash and cash equivalents:
  Beginning                                                                 271             11
                                                                       --------       --------
  Ending                                                               $     --       $     77
                                                                       ========       ========

Supplemental information Cash payments (refunds) for:
  Interest                                                             $  1,391       $  1,954

  Income taxes                                                         $ (2,340)      $     --


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

      d.    Net Income (Loss) Per Share

      We follow the provisions of Statement of Financial Accounting Standards
      (SFAS) No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statement of operations. Basic EPS excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. Basic and diluted weighted average shares outstanding are the same for each period presented, as the inclusion in the calculation of diluted weighted average shares of any of the common stock equivalents outstanding would have an anti-dilutive effect.

      e.    Recently Issued Accounting Standards

      In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

      In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states that the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.


2.    INVENTORIES

      Inventories are comprised of the following:

         (In thousands)                      September 28,     December 31,
                                                 2002             2001
                                            ---------------   ---------------
      Raw materials                             $ 1,998            $ 1,913
      Work in process                               183                289
      Finished goods                             25,087             32,169
                                                -------            -------
      Total                                     $27,268            $34,371
                                                =======            =======

      Inventory is valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at September 28, 2002 and December 31, 2001 are net of reserves of $1.7 million and $3.8 million, respectively, to cover losses incurred in the disposition of slow moving and obsolete inventory. Approximately $1.0 million of the reduction in the reserves is related to the disposal of raw materials that were fully reserved at December 31, 2001. The LIFO reserve was $0.4 million at September 28, 2002 and December 31, 2001.

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

                                                                                          Balance
   (In thousands)                       Balance                       Payments or      September 28,
                                   December 31, 2001   New Charges   Reserves Used         2002
                                   ------------------- ------------ ----------------- ----------------
   Inventory reserves                    $   379              --           379           $   --
   Severance and related costs                --              --            --               --
                                   ------------------- ------------ ----------------- ----------------
   Total                                 $   379              --           379           $   --
                                   =================== ============ ================= ================

      In the second quarter of 2002, we announced a strategic decision to relocate the administrative and distribution functions as well as close the manufacturing facility at our Racine, Wisconsin location. This decision led to charges of $1.0 million primarily related to facility shutdown costs. The expense was recorded in selling and administrative expenses. We eliminated 91 administrative, distribution and production positions in Racine. The activity is as follows:

                                                                                            Balance
    (In thousands)                        Balance                       Payments or      September 28,
                                     December 31, 2001   New Charges   Reserves Used         2002
                                     ------------------- ------------ ----------------- ----------------
    Facility shutdown reserves            $    --            1,000             --            $ 1,000
                                     ------------------- ------------ ----------------- ----------------
    Total                                 $    --            1,000             --            $ 1,000
                                     =================== ============ ================= ================

4.    INCOME TAXES

      We recorded an income tax benefit in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carryback period for certain losses from two to five years. This law will allow us to use losses incurred during 2002 to reduce taxable income from 1997. In May 2002, we received an income tax refund of $2.3 million for tax losses incurred in 2001. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

      During the first nine months of 2002, we generated a $2.3 million deferred tax asset related to net operating losses, but $1.3 million of this was offset by a corresponding increase in the deferred tax valuation allowance.

5.    STOCK OPTION GRANTS

      During 2002, the Board of Directors granted options to purchase approximately 163,000 shares of common stock to certain officers, key employees and non-employee directors under existing stock incentive plans. The average exercise price for these options is $3.34 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted. The options generally vest in equal increments over a five-year period.

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

      (In thousands)                                                 March 31,
                                                                        2002
                                                                    ------------
      Reported net loss for the quarter ended                        $ (1,983)
      Less: Cumulative effect of change in accounting principle
                                                                       (1,028)
                                                                    ------------
      Net loss as restated                                           $ (3,011)
                                                                    ============


      Basic and diluted loss per share as reported                   $  (0.34)
      Less: Cumulative effect of change in accounting principle
                                                                        (0.18)
                                                                    ------------
      Basic and diluted loss per share as restated                   $  (0.52)
                                                                    ============


      The changes in the carrying amount of goodwill are as follows:

      (In thousands)                                            Industrial       Danner        Total
                                                              ------------- ------------ ------------
      Balance as of January 1, 2002                             $    1,028      $10,753    $ 11,781
      Cumulative effect of change in accounting principle           (1,028)          --      (1,028)
                                                              ------------- ------------ ------------
      Balance as of September 28, 2002                          $       --      $10,753    $ 10,753
                                                              ============= ============ ============

      Had SFAS 142 been effective at the beginning of 2001, the non-amortization provisions would have had the following effect on the third quarter and nine month results:

                                                                 3 months ended               9 months ended
                                                          ----------------------------- ----------------------------
      SFAS 142 effect on net income (loss)                 September 28,  September 29, September 28,  September 29,
      (In thousands)                                            2002          2001          2002           2001
                                                          --------------- ------------- -------------- -------------
      Reported net income (loss)                            $      863      $    1,689     $   (5,925)    $  (5,709)
      Add back:  Goodwill amortization                              --             148             --           445
                                                          --------------- ------------- -------------- -------------
      Adjusted net income (loss)                            $      863      $    1,837     $   (5,925)    $  (5,264)
      Add back: Cumulative effect of change in
      accounting principle                                          --              --          1,028            --
                                                          --------------- ------------- -------------- -------------
      Adjusted income (loss) before cumulative
      effect of change in accounting principle              $      863      $    1,837     $   (4,897)    $  (5,264)
                                                          =============== ============= ============== =============
                                                                 3 months ended               9 months ended
                                                          ----------------------------- ----------------------------
      Earnings (loss) per share                            September 28,  September 29, September 28,  September 29,
                                                                2002          2001          2002           2001
                                                          --------------- ------------- -------------- -------------
      Reported basic and diluted income (loss) per share    $     0.15      $     0.29     $    (1.01)    $   (0.97)
      Add back:  Goodwill amortization                              --            0.02             --          0.07
                                                          --------------- ------------- -------------- -------------
      Adjusted basic and diluted income (loss) per share    $     0.15      $     0.31     $    (1.01)    $   (0.90)
      Add back: Cumulative effect of change in
      accounting principle                                          --              --           0.18            --
                                                          --------------- ------------- -------------- -------------
      Adjusted basic and diluted income (loss) per
      share before cumulative effect of change in
         accounting principle                               $     0.15      $     0.31     $    (0.83)    $   (0.90)
                                                          =============== ============= ============== =============

ITEM 2
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations

The following table sets forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(In thousands)                              Three Months Ended                          Nine Months Ended
                                -----------------------------------------    ----------------------------------------
                                 September 28,   September 29,      %        September 28,  September 29,      %
                                     2002            2001        Change          2002            2001        Change
                                -------------- --------------  ----------    -------------  --------------  ---------
Net Sales                          $29,155         $39,617       (26.4)         $71,951         $94,839       (24.1)
Gross Profit                         8,888          11,491       (22.7)          18,920          22,300       (15.2)
Selling and Administrative
  Expenses                           7,590           8,732       (13.1)          23,611          25,576        (7.7)
Non-Operating Expenses                 435           1,070       (59.3)           1,206           2,433       (50.4)
Income Tax Benefit                      --              --          --            1,000              --       100.0

Our business is seasonal with lower revenues historically being generated during the first six months of the year. As a result, revenue for the nine-month period ending September 28, 2002 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Net Sales

Net sales for the three months ended September 28, 2002 decreased $10.5 million, or 26.4%, to $29.2 million from $39.6 million from the respective period in 2001. The decrease in net sales was due to a 41.3% decrease in the retail channel of distribution of LaCrosse(R) brand products, a 15.6% decline in shipments in the industrial channel of distribution of LaCrosse(R) and Rainfair(R) brand products, offset by a 1.7% increase in shipments for the Danner(R) brand over the same period of last year. These decreases were the result of a continued softening economy on retailers and industrial distributors coupled with tighter inventory management by our channel partners, reduced fall pre-season orders and our decision to reduce the number of products offered through the retail and industrial channels. The retail channel experienced a $1.4 million decrease in shipments of sporting products from the third quarter of last year primarily due to our customers efforts to reduce their stock on hand. In addition, shipments in the pac boot product line were down $4.1 million compared to the third quarter of 2001 due to inventory management objectives of timing product receipts with anticipated shipments and stock-keeping units (SKU) reductions over the past two fiscal years (due to excess inventory, obsolete styling and eliminating unprofitable styles). Further, our children's fashion line has declined $1.7 million from the third quarter of 2001 as a result of our decision to no longer sell in the insulated children's boot market.

Net sales for the nine months ended September 28, 2002 decreased $22.8 million, or 24.1%, to $72.0 million from $94.8 million for the comparable nine months of 2001. The decrease in net sales during the nine months was due to a 38.1% decrease in the retail channel of distribution of LaCrosse(R) brand products and a 25.3% decline in shipments in the industrial channel of distribution of LaCrosse(R) and Rainfair(R) brand products. These decreases were the result of a softening economy on retailers and industrial distributors, reduced fill-in business for cold weather products in the LaCrosse(R) brand retail channel, and an overall reduction in the number of products being offered for sale as management worked to eliminate slow moving styles. Approximately 5.1% of the decrease in net sales for the industrial division is due to a reduction in apparel shipments to a mass merchant and another 7.1% of the decrease is related to a management decision to reduce the number of products offered through the industrial channel. These decreases were partially offset by a 2.6% increase in shipments for the Danner(R) brand over the same period of last year, which is related primarily to the introduction of new styles using the TERRA FORCE(TM) technology platform within the uniform, hunting, work and outdoor cross-training product lines.

Gross Profit

Gross profit for the three months ended September 28, 2002 decreased to $8.9 million, or 30.5% of net sales, from $11.5 million, or 29.0% of net sales, for the third quarter of 2001. Gross margins have improved 2.7% over the third quarter of the prior year due to a larger portion of our sales being from products manufactured outside the United States. These margin improvements were offset by $0.2 million of costs incurred in closing the industrial division manufacturing facility.

Gross profit for the nine months ended September 28, 2002 decreased to $18.9 million, or 26.3% of net sales, from $22.3 million, or 23.5% of net sales, for the same period of 2001. The net increase in gross profit as a percent of sales is primarily due to our focus of shifting to higher margin sourced quality products and a one-time charge of $3.7 million during the first half of 2001 related to closing the La Crosse factory.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.1 million, or 13.1%, to $7.6 million for the quarter ended September 28, 2002 compared to $8.7 million for the same period a year ago. The decrease is primarily a result of reductions in sales commissions and distribution costs associated with the reduced sales volume.

Selling and administrative expenses decreased $2.0 million, or 7.7%, to $23.6 million for the nine months ended September 28, 2002 compared to $25.6 million for the same period a year ago. In the nine months ended September 28, 2002, we recorded $2.9 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Rainfair division to Portland, Oregon from Racine, Wisconsin ($1.0 million). This includes one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of our enterprise software package and related system and a non-cash property and equipment impairment charge of $0.6 million. Factoring out one-time restructuring charges in the first nine months of 2002 and 2001, we decreased selling and administrative expenses approximately $4.2 million mainly as a result of reductions in sales commissions and distribution costs associated with the reduced sales volume. The nine months ended September 29, 2001 included $0.7 million of restructuring charges related to closing the manufacturing facility in La Crosse, Wisconsin.

Non-Operating Expenses

Non-operating expenses for the three months ended September 28, 2002 decreased 59.3% to $0.4 million, or 1.5% of net sales, from $1.1 million, or 2.7% of net sales, for the three months ended September 29, 2001. The decrease is primarily the result of a decrease in interest expense which was the result of lower interest rates, lower average borrowings and the impact of recording interest rate swap agreements at fair market value.

Non-operating expenses for the nine months ended September 28, 2002 decreased 50.4% to $1.2 million, or 1.7% of net sales, from $2.4 million, or 2.6% of net sales, for the nine months ended September 29, 2001. The decrease is primarily the result of a decrease in interest expense that was the result of lower interest rates, lower average borrowings and the impact of recording interest rate swap agreements at fair market value.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million in the first quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carryback period for certain losses from two to five years. This law will allow us to use certain losses incurred during 2002 to reduce taxable income from 1997.

During the first nine months of 2002, we generated a $2.3 million deferred tax asset related to net operating losses, but $1.3 million of this was offset by a corresponding increase in the deferred tax valuation allowance.

                         Liquidity and Capital Resources

We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $52.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At September 28, 2002, we had $21.3 million of outstanding borrowings under the credit agreement and unused availability of $10.4 million.

Net cash used in operating activities was $2.4 million in the first nine months of 2002 compared to $17.4 million used in operating activities in the same period of 2001. In the first nine months of 2002, we incurred a loss of $5.9 million and an increase in accounts receivable of $6.0 million offset by decreases in inventory of $7.1 million. The increase in accounts receivable is normal for the period and the decrease in inventory is related to the implementation of our sales forecasting system to reduce the number of styles being offered and the success we had in selling closeouts during the first nine months of 2002. In the first nine months of 2001, accounts receivable increased $11.5 million, inventory increased $4.9 million, and a net loss of $5.7 million was incurred. These were offset by depreciation and amortization of $2.9 million, and a loss on disposal and impairment charge of plant and equipment of $1.8 million. Net cash used in investing activities was $0.6 million in the first nine months of 2002 compared to $0.9 million for the same period of 2001. The majority of the cash used in both years was for capital expenditures.

Net cash provided by financing activities was $2.8 million in the first nine months of 2002 compared to $18.4 million provided by financing activities in the same period of 2001. During the first nine months of 2002, we borrowed $3.7 million in short-term borrowings and repaid $0.8 million in long-term obligations. In June 2001, we entered into a banking relationship with asset-based lenders. During the same period of 2001, we borrowed $21.9 million in short-term borrowings and repaid $3.6 million in long-term obligations.

Due to the restructuring completed earlier this year, we were not in compliance with our tangible net worth covenants in our credit agreements' at the end of the second and third quarter of 2002. We will likely not be in compliance as of December 31, 2002. Our lenders have waived our violations for the second and third quarter of 2002.

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

The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

      o     Weather conditions
      o     Dealer inventory levels
      o Inventory levels required for sourced product and emphasis on forecasting capabilities
      o Lead times (or delays) for sourced product and dependence on independent manufacturers or suppliers
      o Limited ability to resupply customer for fill-in orders for sourced product
      o Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers
      o     Actions of competitors
      o     Changes in consumer buying patterns
      o     Loss of a material customer
      o     Increase in interest rates
      o West coast domestic port of entry work slowdown or stoppage due to failed union contact negotiations

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of September 28, 2002, we had swap agreements in effect totaling $11.0 million notional amount, of which $7.0 million will mature in January 2003 with another $4.0 million maturing October 2003. The variable rate borrowings not offset by swap agreements at September 28, 2002 totaled $15.5 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout the first nine months of 2002, a 100-basis point change in LIBOR would have caused our monthly interest expense to change by approximately $9,000. We believe that these amounts are not material to our earnings.

ITEM 4.  Controls and Procedures

(a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to our company (including our consolidated subsidiary) required to be included in our periodic SEC filings.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

In October 2002, we received a letter from a public interest environmental group alleging that we are in violation of product labeling requirements contained in the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65 or the Act). The Act requires, among other things, that manufacturers of products sold in California provide "clear and reasonable warning" if the product contains a chemical listed by the State of California as a carcinogen or reproductive toxicant above "No Significant Risk Levels." In our situation, the environmental group alleges polyvinyl chloride (PVC) in our rainwear products contains lead and/or lead compounds above the California standards. If in fact, the lead or lead compounds exceed the California standards, we plan to take the appropriate corrective or remedial action warranted. While the maximum statutory penalties for violating Proposition 65 are severe, we do not believe that violations, if any, of Proposition 65 by us will have a material adverse effect on us, or our business, operations or financial position.



ITEM 5.  Other Information

Our Board of Directors ("Board") is seeking up to two additional directors, at least one of which has a strong sales and marketing background in consumer products. The Board is looking for prospective directors that meet the Nasdaq standard for "independent" directors. While the Board pursues its search process, the Board has determined that it is appropriate to keep Luke E. Sims as a member of its Audit Committee even though he is not viewed as "independent" under Nasdaq rules (because of his position as a partner in the law firm of Foley & Lardner, which has served as general counsel for us since 1982). Because of a recent director resignation, the Board does not currently have any other "independent" directors that could fill a vacancy on the Audit Committee if Mr. Sims left that Committee. Accordingly, Mr. Sims' departure from the Audit Committee would only serve to reduce the human resources available to the Audit Committee at a time when the Audit Committee's role and responsibilities are expanding. The Board has determined that the next qualified "independent" director that joins the Board will be invited to serve on the Audit Committee to fill the vacancy created by Mr. Sims' anticipated departure from that Committee.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (4.1) First amendment dated August 12, 2002, to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a Firstar Bank, N.A., the lender).

            (4.2) Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of June 28, 2002, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner, Inc. as borrowers, and General Electric Capital Corporation and the CIT
            Group/Commercial Services, Inc. as lenders.

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



                                            LACROSSE FOOTWEAR, INC.
                                                     (Registrant)



Date:   November 8, 2002                    By:  /s/ Joseph P. Schneider
                                                --------------------------------
                                                 Joseph P. Schneider
                                                 President and Chief Executive
                                                 Officer



Date:   November 8, 2002                    By:  /s/ David P. Carlson
                                                --------------------------------
                                                 David P. Carlson
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

CERTIFICATIONS

I, Joseph P. Schneider, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaCrosse Footwear, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 8, 2002                   By:  /s/ Joseph P. Schneider
                                                -------------------------------
                                                 Joseph P. Schneider
                                                 President and Chief Executive
                                                 Officer

CERTIFICATIONS

I, David P. Carlson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaCrosse Footwear, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 8, 2002                    By:  /s/ David P. Carlson
                                                --------------------------------
                                                 David P. Carlson
                                                 Executive Vice President and
                                                 Chief Financial Officer

                             LaCrosse Footwear, Inc.

                 Exhibit Index to Quarterly Report on Form 10-Q
                    for the Quarter ended September 28, 2002



Exhibit
 No.             Exhibit Description

(4.1) First amendment, dated August 12, 2002, to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a Firstar Bank, N.A., the lender).

(4.2) Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of June 28, 2002, to Credit Agreement dated as of June 15, 2001 by and among LaCrosse Footwear, Inc. and Danner, Inc. as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc. as lenders.

(99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350