Form 10-K
period 2002-12-31
LACROSSE FOOTWEAR INC
filed 2003-03-27
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to  __________________

                        Commission file number: 0-238001

                             LaCrosse Footwear, Inc.
             (Exact name of registrant as specified in its charter)

                                    Wisconsin
                          (State or other jurisdiction
                        of incorporation or organization)
                                   39-1446816
                                   ----------
                      (I.R.S. Employer Identification No.)
                          18550 N.E. Riverside Parkway
                          ----------------------------
                                Portland, Oregon
                                ----------------
                    (Address of principal executive offices)
                                      97230
                                      -----
                                   (Zip code)

Registrant's telephone number, including area code:  (503) 766-1010

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 22b-2 of the Act). Yes __ No X

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 28, 2002: $7,041,135.

Number of shares of the registrant's common stock outstanding at February 28, 2003: 5,874,449 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                                TABLE OF CONTENTS


                                     PART I                              Page
                                     ------                              ----
ITEM 1.    BUSINESS                                                        1

ITEM 2.    PROPERTIES                                                      9

ITEM 3.    LEGAL PROCEEDINGS                                               10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             10

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                     10

ITEM 6.    SELECTED FINANCIAL DATA                                         12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                               22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                          23

                                     PART III
                                     --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              23

ITEM 11.   EXECUTIVE COMPENSATION                                          23

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  23

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  24

ITEM 14.   CONTROLS AND PROCEDURES                                         24

                                     PART IV
                                     -------

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K                                             25

SIGNATURES                                                                 26

EXHIBITS FILED AS PART OF FORM 10-K                                Exhibit Index

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          F-1 to F-22

                                     PART I
                                     ------

Item 1.   Business
          --------

Unless the context requires otherwise, references in this Annual Report to "we," "us" or "our" refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.

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

Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. ("Danner"), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER(R) brand. Danner's legal name was changed to Danner, Inc. during 2002. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. ("Rainfair") of Racine, Wisconsin. Rainfair designs and markets rainwear, footwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR(R) brand. Operations of Rainfair have been included in the Company's financial statements since the date of acquisition. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a wholly owned subsidiary (and, subsequently, Rainfair was merged into the Company). In October 2002, the Company changed the name of its Rainfair division to LaCrosse Safety & Industrial. In 1997, the Company acquired the LAKE OF THE WOODS(R) trade name. LAKE OF THE WOODS(R) was a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets. From 1997 to 1999, the Company transitioned the LAKE OF THE WOODS(R) product offerings to the LACROSSE(R) brand where leather boots have become a significant product offering for the LACROSSE(R) brand.

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

The Company sells products through the safety and industrial distributor channel principally under the LACROSSE(R) and RAINFAIR(R) brands. The brands are positioned as complementary, with the LACROSSE(R) brand including a full performance range of rubber and vinyl footwear, while the RAINFAIR(R) brand includes an extensive line of rainwear and protective clothing.

Products

The Company's brand product offering includes these major categories:

Rubber/Vinyl Footwear

The Company's rubber/vinyl footwear line is the most extensive of the product categories with product offerings covering the sporting and outdoor and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE(R) brand. The product line ranges from low cost vinyl-molded products to high performance, handcrafted rubber products directed to specific recreational and occupational market niches.

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

Rainwear and Protective Clothing

Rainwear and footwear are complementary products in many occupational and outdoor environments. LaCrosse Safety & Industrial offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, law enforcement and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid environments and flame environments. Products bearing the RAINFAIR(R) brand are recognized in the industry for their durability, quality and heritage. In recent years, the brand name has been extended to include other protective garments such as aprons and extreme cold weather clothing.

LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 2002, the Company offered approximately 550 styles of footwear and rainwear.

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

The Company's industrial products are distributed through the LaCrosse Safety & Industrial Division using independent representatives and a national account team.

The Company's products are sold directly to more than 4,300 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company's customer base is also diversified as to size and location of customer and markets served. As a result, the Company is not dependent upon a few customers, and adverse economic conditions or mild or dry weather conditions in a specific region are less likely to have as material of an effect on the Company's results of operations.

The Company currently operates four Internet websites for use by consumers and customers. The primary purpose of the three consumer-oriented websites at this time is to provide product and Company information, and in the case of the DANNER(R) website, to sell product to consumers who choose to purchase direct from the manufacturer at suggested retail pricing. The Company also operates business-to-business websites, for the DANNER(R), LaCrosse Safety &

Industrial and LACROSSE(R) divisions respectively, that provide critical information to dealers about the status of pending orders, inventory levels, shipping and other data.

The Company operates two factory outlet stores whose primary purpose is disposal of slow moving, factory seconds and obsolete merchandise. One of these stores is located at the manufacturing facility in Portland, Oregon.

The Company also derives royalty income from Danner Japan Ltd., a Japanese joint venture in which the Company has a 12% ownership interest, on Danner Japan Ltd.'s distribution of products in Japan under the DANNER(R) brand that are manufactured by others overseas. In addition, Danner Japan Ltd. sells products manufactured in the Portland, Oregon factory. These sales amounts are included in the category of revenue of foreign countries in our annual report.

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

The Company advertises and promotes its products through a variety of methods including national and regional print advertising, national television advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, out-of-home advertising, online promotion, and through co-promotion with dealers.

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

As a result of this shift, the Company now outsources products unless value can be added in the domestic manufacturing process. This shift to outsourcing resulted in the closing of three U.S. manufacturing plants in 2001 and one U.S. manufacturing plant in 2002. As a result of closing the La Crosse, Wisconsin manufacturing facility, the Company recorded a $4.3 million sourcing realignment and impairment charge in the second quarter of 2001, and as a result of closing the Racine, Wisconsin factory, recorded a non-recurring charge of $1.1 million in the second quarter of 2002. The Company outsourced over 70% of the product it sold in 2002 compared to 60% in 2001 and expects that number to increase over the next couple of years.

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

The Company, or its contract manufacturers, purchases GORE-TEX(R) waterproof fabric directly from W.L. Gore and Associates ("Gore"), for both the LaCrosse and Danner footwear. Gore has traditionally been Danner's single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner's footwear, in terms of number of pairs produced, incorporate GORE-TEX(R) waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days written notice. The Company considers its relationship with Gore to be good. GORE-TEX(R) is a registered trademark of W.L. Gore & Associates, Inc.

Backlog

At December 31, 2002, the Company had unfilled orders from its customers in the amount of approximately $8.0 million compared to $9.4 million at December 31, 2001. The decrease in backlog is primarily the result of reduced orders due to slowing economic conditions. All orders at December 31, 2002 are expected to be filled during 2003. Because a major portion of the Company's orders are placed in January through June for delivery in June through November, the Company's backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company's backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

Competition

The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major competitors in most of its rubber and vinyl product lines, at least four major competitors in connection with the Company's sporting footwear, at least six major competitors in connection with hiking boots and at least four major competitors in connection with its occupational footwear, rainwear and protective clothing. The Company also faces competition from offshore manufacturers, particularly in the occupational and sporting markets.

LaCrosse believes it maintains a competitive position compared to its competitors through its attention to quality and the delivery of value, its position as an innovator in common product segments, its record of delivering products on a timely basis, its strong customer relationships and, in some cases, the breadth of its product line. Some of the Company's competitors compete mainly on the basis of price.

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

Employees

As of December 31, 2002, the Company had approximately 400 employees, all located in the United States. Approximately 30 of the Company's employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a two-year collective bargaining agreement which expires in September 2003 and approximately 110 of the Company's employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2006. The Company has approximately 100 employees at a manufacturing facility located in Claremont, New Hampshire that is not represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

The Company owns United States federal registrations for several of its marks, including LACROSSE(R), DANNER(R), RED BALL(R), RAINFAIR(R), LACROSSE and stylized Indianhead design that serve as the Company's logo, RAINFAIR and stylized horse design that serve as Rainfair's logo, FIRETECH(R), FLY-LITE(R), ICE KING(R), ICEMAN(R), TERRAIN KING(R), AIRTHOTIC(R), GAMEMASTER(R), GENESYS(R), TERRA FORCETM, HYPER-DRI(R), CAMOHIDETM and RED BALL JETS(R). The Company generally attempts to register a trademark relating to a product's name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. However, the Company relies on common law trademark rights for all unregistered brands. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE(R), DANNER(R) and RAINFAIR(R) names, the Company does not believe any trademark is material to its business.

The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

The Company owns several patents that improve its competitive position in the marketplace, including patents for a cold cement process for affixing varying outsole compositions to a rubber upper; a method of manufacture for attaching a nylon upper to a rubber bottom; a rubber footwear product in which a heel counter is trapped or embedded within the rubber boot to improve the support provided to the wearer's foot; the DANNER BOB(R) outsole; TERRA FORCETM, a three-shank cement and stitch-down manufacturing process; and a patent for its AIRTHOTIC(R) ventilated arch support that fits under the heel.

Seasonality/Working Capital

As has traditionally been the case, the Company's sales in 2002 were higher in the last two quarters of the year than in the first two quarters and, in order to satisfy shipping requirements, the Company places orders for product during the first quarter with delivery to the Company starting in the second quarter. As a result, inventories generally peak early in the third quarter. The Company expects these trends to continue. The Company has historically financed operations with cash generated from operations, long-term lending arrangements and short-term borrowings under a line of credit. The Company requires working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. The Company's working capital needs are the lowest in the first quarter and highest from August through November in each year.

Foreign Operations and Export Sales

Other than the Company's 12% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 3% of the Company's net sales in 2002.

Environmental Matters

The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2003, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

The following table sets forth certain information, as of March 14, 2003, regarding the executive officers of the Company.

               Name                        Age                                    Position
-----------------------------------     ----------     -----------------------------------------------------
George W. Schneider                        80          Chairman of the Board and Director
Joseph P. Schneider                        43          President, Chief Executive Officer and Director
David P. Carlson                           47          Executive Vice President and Chief Financial Officer

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

David P. Carlson was named Executive Vice President in August 2001 and Chief Financial Officer of the Company in April 2002. Mr. Carlson has also served as President and Chief Operating Officer of Danner from August 2000 to August 2001. Prior thereto, he served as Vice President-Finance and Chief Financial Officer of Danner from March 1998, when he joined Danner, until August 2000. Prior to joining Danner, Mr. Carlson was the Vice President-Finance of The Palace Inc., an Internet software company, from 1996 to 1998. Prior thereto, he was the Vice President-Controller of Cadre Technologies Inc., a global provider of software development tools, from 1983 to 1996.

Joseph P. Schneider is the son of George W. Schneider. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of shareholders.

Item 2.   Properties
          ----------

The following table sets forth certain information, as of December 31, 2002, relating to the Company's principal facilities.

                                             Properties
                              ------------------------------------------
                                   Owned or           Approximate Floor
 Location                           Leased           Area in Square Feet             Principal Uses
--------------------------    ------------------    --------------------    ------------------------------------------
Portland, OR                      Leased(1)                  55,000         Principal sales, marketing and executive
                                                                            offices and warehouse space

Portland, OR                      Leased(2)                  36,000         Manufacturing operations and retail
                                                                            outlet store

La Crosse, WI                     Leased(3)                 212,000         Warehouse space

La Crosse, WI                     Leased(4)                 226,000         Warehouse and distribution facility

La Crosse, WI                      Leased                    11,000         Retail outlet store

Claremont, NH                       Owned                   150,000         Manufacture vinyl injection-molded
                                                                            products

Claremont, NH                     Leased(5)                  37,000         Warehouse and distribution facility

Racine, WI                        Leased(6)                 104,700         Vacant manufacturing, distribution and
                                                                            office space
_______________

(1)  The lease for this facility expires in 2007.

(2) The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(3) The lease for this 212,000 square foot building in La Crosse, Wisconsin expires in 2007. Approximately 8% of this building is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space.

(4)  The lease for space in this facility expires in December 2003.

(5) The lease of this facility expires in June 2003. This space is leased in a facility adjacent to the Company's manufacturing plant in Claremont, New Hampshire.

(6) The lease for this facility was entered into in May 1996 and expires in May 2006. At December 31, 2002, the Company has established an estimated liability for the expense due for the remainder of the lease term using both the estimated market lease rate and length of time needed to sublet the facility.

Based on present plans, management believes that the Company's current facilities will be adequate to meet the Company's anticipated needs for at least the next two years.

Item 3.   Legal Proceedings
          -----------------

From time to time, the Company, in the normal course of business, is involved in various other claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

In October 2002, the Company received a letter from a public interest environmental group alleging that the Company is in violation of product labeling requirements contained in the California Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65" or the "Act"). In January 2003, the Company was served with a complaint by the same public interest group alleging violations of the Act and California Business and Professions Code Section 17200. The Act requires, among other things, that manufacturers of products sold in California provide "clear and reasonable warning" if the product contains a chemical listed by the State of California as a carcinogen or reproductive toxicant above "No Significant Risk Levels." In the Company's situation, the environmental group alleges polyvinyl chloride (PVC) in the Company's rainwear products contains lead and/or lead compounds above the California standards. If in fact the lead or lead compounds in the Company's rainwear products exceed the California standards, the Company plans to take the appropriate corrective or remedial action warranted. While the maximum statutory penalties for violating Proposition 65 are severe, the Company does not believe that violations, if any, of Proposition 65 by it will have a material adverse effect on the Company, or its business, operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2002.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

Price Range of Common Stock

The Company's Common Stock is publicly traded on the Nasdaq National Market under the ticker symbol BOOT. On March 14, 2003, the sale price of our Common Stock was $2.26 per share, as reported on the Nasdaq National Market. The table below shows the high and low sales prices per share of our Common Stock as reported by the Nasdaq National Market:

                                            2002                           2001                         2000
                                 ---------------------------     --------------------------     ----------------------
                                     High           Low             High          Low             High        Low
                                 ---------------------------     --------------------------     ----------------------
First Quarter                         $4.32         $2.96            $3.94        $2.50           $5.75       $3.69
Second Quarter                         3.19          2.10             3.30         2.00            5.00        3.81
Third Quarter                          2.70          1.06             3.27         2.04            5.75        2.25
Fourth Quarter                         3.14          1.90             4.81         2.15            4.00        2.50

As of March 14, 2003, there were approximately 333 shareholders of record and approximately 1,218 beneficial owners of the Company's Common Stock.

Dividends

The Company did not declare a cash dividend in 2000, 2001 or 2002 because of operating results and we do not anticipate paying any dividends in the foreseeable future. Future dividend policy will depend upon earnings and financial condition of the Company, the Company's need for funds and other factors. In addition, our credit agreement restricts the payment of dividends.

Equity Compensation Plan Information

Certain information with respect to the Company's equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data
          -----------------------

Selected Income Statement Data
Year Ended December 31                                  2002           2001            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
($ in thousands)
Net sales                                             $97,785        $125,301        $138,161       $124,328       $133,405
Operating income (loss)                                (3,999)         (5,308)         (2,126)        (2,208)         5,598
Net income (loss)                                      (5,086)         (7,949)         (4,769)        (2,637)         2,260

Selected Balance Sheet Data
Year Ended as of December 31                            2002           2001             2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
($ in thousands)
Working capital                                       $25,607         $27,853         $27,760        $40,792        $44,801
Total assets                                           60,845          79,925          97,598         98,020         98,615
Notes payable, bank                                     8,378          17,645          20,840         14,088          9,500
Long-term obligations, including current portion        4,432           6,031          10,406         12,414         12,496
Shareholders' equity                                   35,089          41,545          49,494         56,388         63,035

Selected Share Data
Year Ended December 31                                  2002            2001            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                        $(0.87)         $(1.35)         $(0.80)        $(0.41)         $0.34
Diluted earnings (loss) per share                      $(0.87)         $(1.35)         $(0.80)        $(0.41)         $0.34
Dividends per share                                        --              --              --         $ 0.13          $0.13

Basic shares outstanding (in thousands)                 5,874           5,874           5,974          6,465          6,662
Diluted shares outstanding (in thousands)               5,874           5,874           5,974          6,465          6,676

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. Accordingly, the 2002 operating results do not include such amortization expense which represented approximately $0.11 and $0.12 of the basic and diluted net loss per share as presented above for 2001 and 2000, respectively. Furthermore, the adoption of SFAS No. 142 in 2002 resulted in an impairment charge of approximately $0.18 net loss per share.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements:

Year Ended December 31                       2002         2001         2000
--------------------------------------------------------------------------------
($ in thousands)
Net sales                                   $97,785      $125,301    $138,161
Cost of goods sold                           71,574        95,158     104,413
                                          --------------------------------------
Gross profit                                 26,211        30,143      33,748
Gross margin                                   26.8%         24.1%       24.4%

Selling and administrative expenses          30,210        35,451      35,874
Non-operating expenses, net                   1,597         2,641       3,549
Income tax expense (benefit)                 (1,538)           --        (906)

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Net sales in 2002 decreased $27.5 million, or 22.0%, to $97.8 million from $125.3 million in 2001. The decrease in net sales was due to a 34.1% decrease in the retail channel of distribution of LACROSSE(R) brand products, a 24.8% decrease in the industrial channel of distribution of LACROSSE(R) and RAINFAIR(R) brand products, partially offset by a 2.7% sales increase for the DANNER(R) brand products over the same period of last year. These decreases were the result of a softening economy on retailers and industrial distributors and reduced fill-in business for cold weather products in the LACROSSE(R) brand retail channel. In addition, the Company discontinued manufacturing children's insulated footwear which resulted in 6.8% of the retail channel decrease in net sales. Net sales in the industrial channel of distribution declined 13.5% from 2001 as a result of management's decision to discontinue the mass market apparel business and reduce the number of retail channel products offered in the industrial channel of distribution. The 2.7% sales increase for DANNER(R) brand products was primarily related to the introduction of new styles using the TERRA FORCETM technology platform within the uniform, hunting, work and outdoor cross-training product lines.

Gross Profit

Gross profit in 2002 decreased $3.9 million, or 13.0%, to $26.2 million from $30.1 million in 2001. As a percent of sales, gross profit increased to 26.8% in 2002 compared to 24.1% in 2001. The increase in gross profit as a percent of sales is primarily due to our focus on shifting to higher margin sourced products and a one-time charge of $3.7 million during the first half of 2001 related to closing the La Crosse factory. Both 2002 and 2001 were favorably impacted by a $0.5 million and $1.8 million, respectively, reduction in the LIFO inventory reserve as the manufactured pool of inventory was reduced.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.3 million, or 14.8%, to $30.2 million from $35.5 million in 2001. During 2002, we recorded $3.0 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Industrial division to Portland, Oregon from Racine, Wisconsin ($1.1 million). This includes one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of the Company's former enterprise software package and related system and a non-cash property and equipment impairment charge of $0.6 million. Factoring out one-time restructuring charges in 2002 and 2001, the Company decreased selling and administrative expenses approximately $5.8 million mainly as a result of reductions in sales commissions and distribution costs associated with the reduced sales volume and operating efficiencies and cost savings by consolidating the administrative and office functions in Portland, Oregon.

Non-operating Expenses

Non-operating expenses in 2002 decreased $1.0 million, or 39.5%, to $1.6 million from $2.6 million in 2001. The decrease is primarily a result of a decrease in interest expense that was the result of lower average borrowings and lower interest rates.

Income Taxes

The Company recognized an income tax benefit of $1.5 million in 2002, due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carryback period for certain losses from two to five years. This law will allow the Company to carry back certain losses incurred during 2002 to reduce taxable income from 1997 and 1998. As a result, the Company will receive a tax refund of approximately $2.9 million during 2003.

Direct Charge To Equity

During 2002, the Company recorded a $1.4 million charge directly to equity as a result of recognizing the minimum pension liability. The charge is necessary when the accumulated benefit obligation is in excess of the sums of the respective plan assets and accrued pension liabilities, see Note 7 to the consolidated financial statements.

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales in 2001 decreased $12.9 million, or 9.0%, to $125.3 million from $138.2 million in 2000. While net sales of DANNER(R) brand footwear increased approximately 5.0%, this increase was more than offset by decreases in net sales of LACROSSE(R) brand products through the retail channel of distribution and weakness in the industrial channel of distribution. The increase in sales of the DANNER(R) brand product was the result of acceptance of new product offerings, strength in the duty footwear business and favorable weather in the primary markets served. Sales through the LaCrosse retail channel of distribution and the industrial channel of distribution were both negatively impacted by the unfavorable weather conditions during the fourth quarter of 2001, the weakness in the industrial and retail sectors of the economy, spot product outages (which occurred as a result of the shift of the Company's rubber boots from a domestically produced product to a sourced product), as well as a reduction in the offerings in the LACROSSE(R) brand product line.

Gross Profit

Gross profit as a percentage of net sales decreased to 24.1% in 2001 from 24.4% in 2000. The Company has been going through a period of transition since 1999 and, as a result, has incurred costs in both 2001 and 2000 which impacted margins. The Company experienced increased selling margins on current line products over the past two years as a result of the outsourcing effort. However, these improvements were impacted in both years by the switch from domestic sourcing to outsourcing. In 2001, the Company announced the closing of its La Crosse, Clintonville and Hillsboro, Wisconsin manufacturing facilities. As a result, the Company incurred charges for severance expenses, labor inefficiencies, raw material and component part write-downs, and the closing of the facilities. During the second quarter of 2001, the Company incurred an impairment charge of $1.9 million and a sourcing realignment charge of $1.8 million. In addition, the Company narrowed its product offering in several areas of the LACROSSE(R) brand product offering, which resulted in establishing reserves related to the disposal of the discontinued products. In 2000, the Company incurred charges for labor inefficiencies, severance costs and a $1.0 million charge for the partial curtailment of the union pension plan as the Company reduced employment at its La Crosse manufacturing facility. In addition, costs were incurred related to raw materials and component parts which were no longer required for domestic manufacturing. During 2001 and 2000, gross profit was impacted favorably by a $1.8 million and $1.3 million, respectively, reduction in the LIFO inventory reserve as the manufactured pool of inventory was reduced.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $0.4 million, or 1.0%, in 2001 as compared to 2000. The reduction in selling and administrative expenses was driven by the Company's strategy to outsource its rubber footwear (which resulted in substantial reductions in employment), a reduction in marketing programs supporting the LACROSSE(R) brand and a favorable impact from a partial curtailment of the non-union pension plan. These reductions were largely offset by an acceleration of the write-off of goodwill and other intangibles due to a change in useful lives, severance expenses related to the closing of three of the Company's manufacturing facilities, the relocation of the Company's headquarters from La Crosse, Wisconsin to Portland, Oregon and costs incurred to implement the conversion of all of the Company's systems to the enterprise resource planning system (which was already in use at the Portland, Oregon location).

Interest Expense

Interest expense decreased $0.4 million, or 13.0%, in 2001 as compared to 2000. The decrease in interest expense was the result of lower average borrowings (primarily due to lower inventories and receivables) coupled with a lower interest rate on the outstanding debt. The lower interest rate was a result of the lower market rates which was partially offset by an increase in rates under the new credit agreement entered into in June 2001.

Income Taxes

The Company recorded no income tax benefit in 2001. The expected income tax benefit was offset by an increase in the deferred tax valuation allowance since the Company has had three consecutive loss years. In 2000, the Company recorded income tax benefits to the extent tax loss carrybacks were available.

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

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $52.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At December 31, 2002, we had $8.4 million of outstanding borrowings under the credit agreement and unused availability of $3.3 million. The interest rate on the revolving credit agreement is either prime rate plus 1.0% or LIBOR plus 3.25%. The weighted average interest rate for the outstanding balance at December 31, 2002 was 4.98%.

In addition to the revolving credit agreement, the Company has a term loan that expires on May 28, 2004 that calls for semi-annual payments of $0.75 million, with the balance of $2.8 million due on May 28, 2004. The term loan is secured by, among other things, certain properties and equipment. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company's option, the interest rate on the term loan is either the bank's prime rate or LIBOR plus 2.0%. At December 31, 2002, the Company had $4.3 million outstanding under the term loan. In the first quarter of 2003, we redeemed the cash surrender value of certain of our life insurance policies for cash totaling approximately $602,000. Such cash was applied directly to our term loan thereby reducing both the total amount due to approximately $3.7 million and the amount due in 2004 to $2.2 million.

Net cash provided by operating activities was $11.8 million in 2002 compared to $9.7 million for 2001. In 2002, the Company incurred a net loss of $5.1 million offset by non cash expenses including impairment and asset disposal losses aggregating $1.7 million, depreciation and amortization totaling $3.1 million, and changes in working capital components, primarily decreases in accounts receivable of $4.2 million, and inventory of $10.9 million. The decrease in accounts receivable is related to reduced sales from 2001 and improved collection techniques. The decrease in inventory is related to the implementation of our sales forecasting system that allowed us to better schedule the delivery of products to match with customer demand, a reduction in the number of styles being offered and the sale of closeouts during 2002. In 2001, the Company incurred a net loss of $7.9 million offset by a decrease in accounts receivable of $8.6 million and a decrease in inventory of $4.2 million.

Net cash used in investing activities was $1.2 million in 2002 compared to $0.8 million during 2001. The majority of the cash used in both years was for capital expenditures.

Net cash used by financing activities was $10.9 million in 2002 compared to $8.6 million for 2001. During 2002, the Company repaid $9.3 million of short-term borrowings and $1.6 million of long-term obligations compared to repayments of $3.2 million of short-term borrowings and $4.5 million of long-term obligations.

At December 31, 2002, the Company's pension plans had accumulated benefit obligations in excess of their respective plan assets and accrued pension liabilities which resulted in additional minimum liabilities and an equity reduction of $1.4 million.

As of December 31, 2002, we were not in compliance with the tangible net worth covenant contained in our revolving agreements with our lenders. Our lenders waived the violations and amended our agreements thereby limiting the amount of permitted 2003 capital expenditures to $2 million. We believe that the Company will have sufficient earnings and cash flows in 2003 to comply with the covenants in our debt agreements, or we will be able to obtain waivers for any unforeseen future violations of those covenants.

A summary of our contractual cash obligations at December 31, 2002 is as follows:

----------------------------------- -----------------------------------------------------------------------------------
          (In Thousands)                                          Payments due by period
----------------------------------- -----------------------------------------------------------------------------------
Contractual Obligations                Total          2003          2004          2005          2006        2007 and
                                                                                                           Thereafter
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt                      $ 4,400       $ 1,600       $ 2,800*      $       -     $       -     $        -
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                      6,100         1,900         1,100           1,200         1,000            900
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total contractual cash
obligations                         $10,500       $ 3,500       $ 3,900       $   1,200     $   1,000     $      900
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

* The amount due in 2004 of $2,800 has been reduced to $2,200 as a result of paying down in the first quarter of 2003, a portion of the term note using cash proceeds from the redemption of the cash surrender value of certain life insurance policies held by the Company at December 31, 2002.

We also have a commercial commitment as described below:

         (In Thousands)
------------------------------- ---------------------------- ---------------------------- ----------------------------
 Other Commercial Commitment      Total Amount Committed       Outstanding at 12/31/02        Date of Expiration
------------------------------- ---------------------------- ---------------------------- ----------------------------
Line of credit                            $52,500                      $8,378                      June 2004
------------------------------- ---------------------------- ---------------------------- ----------------------------

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue for our product sales is recognized at the time products are shipped to customers.

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our December 31, 2002 accounts receivable.

Product Warranties. The Company provides a limited warranty for the replacement of defective products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $1.0 million at December 31, 2002 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before December 31, 2002.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

Allowance for Excess and Obsolete Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe the reserve of $1.5 million at December 31, 2002 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" we determined that the goodwill associated with our Industrial Division was impaired. Accordingly, we recorded a $1.0 million charge in the first quarter of 2002. See Note 9 to the consolidated financial statements for further details.

In assessing the recoverability of the Company's remaining goodwill of $10.8 million related to Danner division and the investments we have made in our other long-term investments, primarily property and equipment of $5.0 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Please refer to the "Forward Looking Statements" caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment test for goodwill and other intangible assets that are determined to have an indefinite life. Effective January 1, 2002, the Company adopted SFAS 142 and ceased amortizing goodwill. In accordance with SFAS 142, the Company completed the transitional goodwill impairment test for the Industrial division and Danner, Inc. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Industrial division goodwill was impaired. Accordingly, the Company recorded a $1.0 million impairment charge as a cumulative effect of change in accounting principle during the first quarter of 2002. See Note 9 to the consolidated financial statements.

In September 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effect of SFAS 143 on its financial statements and at this time is uncertain as to its impact.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective for the Company's fiscal year ended December 2002. The adoption of SFAS 144 did not have a material impact on the Company's operating results or financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS 146 specifies that the liability should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of SFAS 148 are effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements will be effective for the Company in the first quarter of 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS 148 has no effect on the consolidated financial statements at this time. However, the December 31, 2002 consolidated financial statements have incorporated the enhanced disclosure requirements of SFAS 148.

In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in SFAS 5, "Accounting for Contingencies", which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 31, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of FIN 46 will apply to the Company beginning in the third quarter of 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

Forward-Looking Statements

We caution you that this annual report of Form 10-K contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we "believe," "expect," or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

     o    risks related to general economic conditions including interest rates

     o    the demand for outdoor footwear products

     o    performance of its manufacturing facilities

     o    weather

     o    acts of terrorism or military activities

     o    dealer inventory levels

     o    lead times or delays for sourced products

     o    trading policies or import and export regulations

     o    foreign regulation of manufacturers

     o    increased competition

     o    changes in consumer buying patterns

     o    loss of a material customer

     o    inability to protect intellectual property

     o    unforecasted work stoppage

     o    cancellation of current orders

     o    the cyclical nature of the Footwear sector

You should consider these important factors in evaluating any statement contained in this release and/or made by us or on our behalf. Additional factors may be detailed in LaCrosse Footwear's Company SEC reports. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company's primary market risk results from fluctuations in interest rates. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, effective January 1, 2001, the Company began recording the fair value of the Swap Agreements each month as an adjustment to interest expense. As of December 31, 2002, the Company had Swap Agreements in effect totaling $11.0 million notional amount, of which $7.0 million matured in January 2003 with another $4.0 million maturing in October 2003. The variable rate borrowings not offset by Swap Agreements at December 31, 2002 totaled $1.7 million. Swap Agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout fiscal year 2002, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $9,000. The Company believes that these amounts are not material to the earnings of the Company.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, and the related consolidated balance sheets of the Company as of December 31, 2002 and 2001, together with the related notes thereto and the independent auditor's report appear on pages F-1 through F-22 hereof.

The following tabulation presents the Company's unaudited quarterly results of operations for 2002 and 2001:

Thousands of dollars except per share data - 2002

                                                          Q1            Q2             Q3              Q4
                                                   -----------------------------------------------------------
Net sales                                              $22,821       $19,975         $29,155         $25,834
Gross profit                                             5,906         4,126           8,888           7,291
Operating income (loss)                                 (2,677)       (3,310)          1,296             692
First quarter 2002 net loss as reported before
    impairment charge recognized in the second
    quarter *                                           (1,983)            -               -               -
Impairment charge recorded in second quarter,
    effective January 1, 2002                           (1,028)            -               -               -
Net income (loss) as reported                           (3,011)       (3,777)            863             839
Basic and diluted earnings (loss) per share              (0.51)        (0.64)           0.15            0.14

* The Company completed its transitional impairment test under SFAS No. 142 during the second quarter of 2002. As a result, the Company recorded a $1.0 million ($0.18 loss per share) charge as a cumulative effect of change in accounting principle, effective January 1, 2002. Accordingly, the first quarter 2002 results as reported did not include the $1.0 million charge.

Thousands of dollars except per share data - 2001
                                                          Q1           Q2              Q3             Q4
                                                   -----------------------------------------------------------
Net sales                                             $29,148       $26,075          $39,617        $30,461
Gross profit                                            7,456         3,353           11,492          7,842
Operating income (loss)                                  (838)       (5,196)           2,759         (2,033)
Net income (loss)                                      (1,488)       (5,910)           1,689         (2,240)
Basic and diluted earnings (loss) per share             (0.25)        (1.01)            0.29          (0.38)

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, of this Annual Report on Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item with respect to Security Ownership of Certain Beneficial Owners and Management is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

The following table provides information about the Company's equity compensation plans (including individual compensation arrangements) as of December 31, 2002.

                                                                                               Number of securities
                                                                                             remaining available for
                               Number of securities to                                        future issuance under
                                    be issued upon                Weighted-average             equity compensation
                                   the exercise of               exercise price of               plans (excluding
                                 outstanding options,           outstanding options,         securities reflected in
      Plan category             warrants and rights(1)          warrants and rights            the first column)(2)
--------------------------    ---------------------------    ---------------------------     -------------------------
Equity compensation
plans approved by
security holders                       348,129                             $5.69                      601,871

Equity compensation
plans not approved by
security holders                            --                                --                           --
                              ---------------------------    ---------------------------     -------------------------

Total                                  348,129                             $5.69                      601,871
                              ===========================    ===========================     =========================

--------------------------
(1)  Represents options to purchase the Company's Common Stock granted under the
     Company's 1993 Employee Stock Incentive Plan (the "1993 Plan"), 1997
     Employee Stock Incentive Plan (the "1997 Plan"), 2001 Stock Incentive Plan
     (the "2001 Plan") and 2001 Non-Employee Director Stock Option Plan (the
     "Director Plan").

(2) Includes 62,341 shares of the Company's Common Stock available for issuance under the 1993 Plan; 163,530 shares of the Company's Common Stock available for issuance under the 1997 Plan; 300,000 shares of the Company's Common
     Stock available for issuance under the 2001 Plan; and 76,000 shares of the Company's Common Stock available for issuance under the Director Plan.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.

Item 14.  Controls and Procedures
          -----------------------

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

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)1. Financial statements - The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:

          Independent Auditor's Report............................................................      F-1
          Consolidated Balance Sheets as of December 31, 2002 and 2001............................      F-2
          Consolidated Statements of Operations for the Years ended December 31,
               2002, 2001 and 2000................................................................      F-4
          Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the Years
               ended December 31, 2002, 2001 and 2000.............................................      F-5
          Consolidated Statements of Cash Flows for the Years ended December 31,
               2002, 2001 and 2000................................................................      F-6
          Notes to Consolidated Financial Statements for the Years ended December 31, 2002, 2001
               and 2000...........................................................................      F-7

2. Financial statement schedule - The financial statement schedule for the years ended December 31, 2002, 2001 and 2000 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

          Independent Auditor's Report on Financial Statement Schedule............................      30
          Schedule II Valuation and Qualifying Accounts...........................................      31

3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2003.

                             LACROSSE FOOTWEAR, INC.


                                     By  /s/ Joseph P. Schneider
                                        ----------------------------------------
                                         Joseph P. Schneider
                                         President and Chief Executive Officer

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

               Signature                                 Title                                      Date
               ---------                                 -----                                      ----
/s/ George W. Schneider                  Chairman of the Board and Director                     March 27, 2003
-------------------------------
George W. Schneider

/s/ Joseph P. Schneider                  President, Chief Executive Officer and Director        March 27, 2003
-------------------------------          (Principal Executive Officer)
Joseph P. Schneider

/s/ David P. Carlson                     Executive Vice President and Chief Financial           March 27, 2003
-------------------------------          Officer (Principal Financial and Accounting
David P. Carlson                         Officer)

/s/ Richard A. Rosenthal                 Vice Chairman of the Board and Director                March 27, 2003
-------------------------------
Richard A. Rosenthal

/s/Stephen Loughlin                      Director                                               March 27, 2003
-------------------------------
Stephen Loughlin

/s/ Luke E. Sims                         Director                                               March 27, 2003
-------------------------------
Luke E. Sims

/s/ Frank J. Uhler, Jr.                  Director                                               March 27, 2003
-------------------------------
Frank J. Uhler, Jr.

/s/ John D. Whitcombe                    Director                                               March 27, 2003
-------------------------------
John D. Whitcombe


                                  CERTIFICATION
                                  -------------

I, Joseph P. Schneider, certify that:

1. I have reviewed this annual report on Form 10-K of LaCrosse Footwear, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                      /s/ Joseph P. Schneider
                                          --------------------------------------
                                          Joseph P. Schneider
                                          President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, David P. Carlson , certify that:

1. I have reviewed this annual report on Form 10-K of LaCrosse Footwear, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                    /s/ David P. Carlson
                                        ----------------------------------------
                                        David P. Carlson
                                        Executive Vice President and Chief
                                        Financial Officer

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
Portland, Oregon

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                         /s/ McGladrey & Pullen, LLP
                                         ---------------------------------------

                                         McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 7, 2003, except for the
last paragraph of Note 4, as to
which the date is February 11, 2003

                    LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                Additions
                                                                     --------------------------------
                                                         Balance at                                                       Balance
                                                         Beginning   Charged To Costs    Charged To                       at End
          Description                                    of Period     and Expenses    Other Accounts   Deductions       of Period
          -----------                                    ---------     ------------    --------------   ----------       ---------
Year ended December 31, 2000:
    Accounts receivable allowances:
       Allowance for cash discounts                     $   30,000      $  124,573      $      --       $  124,573      $   30,000
       Allowance for doubtful accounts                     369,000         248,673             --          317,679         299,994
       Allowance for uncollectible interest                 63,793          75,065             --           70,609          68,249
                                                        ----------      ----------      ---------       ----------      ----------
                    Total                               $  462,793      $  448,311      $      --       $  512,861      $  398,243
                                                        ==========      ==========      =========       ==========      ==========
   Inventory allowance:
       Allowance for obsolescence                       $2,849,103      $2,163,891      $      --       $2,851,465      $2,161,529
                                                        ==========      ==========      =========       ==========      ==========
   Property and equipment allowance:
       Reserve for excess equipment                     $  200,000      $  447,795      $      --       $  306,795      $  341,000
                                                        ==========      ==========      =========       ==========      ==========
   Deferred income taxes:
       Deferred tax asset valuation allowance           $       --      $1,290,000      $      --       $       --      $1,290,000
                                                        ==========      ==========      =========       ==========      ==========
    Allowance for warranties                            $  939,128      $2,941,703      $      --       $2,788,877      $1,091,954
                                                        ==========      ==========      =========       ==========      ==========
Year ended December 31, 2001:
    Accounts receivable allowances:
       Allowance for cash discounts                     $   30,000      $       --      $      --       $   30,000      $       --
       Allowance for doubtful accounts                     299,994         654,283             --          565,277         389,000
       Allowance for uncollectible interest                 68,249         125,930             --          160,929          33,250
                                                        ----------      ----------      ---------       ----------      ----------
                    Total                               $  398,243      $  780,213      $      --       $  756,206      $  422,250
                                                        ==========      ==========      =========       ==========      ==========
   Inventory allowance:
       Allowance for obsolescence                       $2,161,529      $2,243,494      $      --       $  559,023      $3,846,000
                                                        ==========      ==========      =========       ==========      ==========
   Property and equipment allowance:
       Reserve for excess property and equipment        $  341,000      $  142,629      $      --       $       --      $  483,629
                                                        ==========      ==========      =========       ==========      ==========
   Deferred income taxes:
       Deferred tax asset valuation allowance           $1,290,000      $2,339,000      $      --       $       --      $3,629,000
                                                        ==========      ==========      =========       ==========      ==========
    Allowance for warranties                            $1,091,954      $2,431,261      $      --       $2,411,117      $1,112,098
                                                        ==========      ==========      =========       ==========      ==========


                                                                                                             SCHEDULE II - continued

                                                                               Additions
                                                                     ------------------------------
                                                       Balance at                                                       Balance
                                                       Beginning   Charged To Costs    Charged To                       at End
          Description                                  of Period     and Expenses    Other Accounts   Deductions       of Period
          -----------                                  ---------     ------------    --------------   ----------       ---------

Year ended December 31, 2002:
      Accounts receivable allowances:
         Allowance for doubtful accounts              $  389,000      $  274,748      $      --       $  248,872      $  414,876
         Allowance for uncollectible interest             33,250              --             --           33,250              --
                                                      ----------      ----------      ---------       ----------      ----------
                  Total                               $  422,250      $  274,748      $      --       $  282,122      $  414,876
                                                      ==========      ==========      =========       ==========      ==========
     Inventory allowance:
         Allowance for obsolescence                   $3,846,000      $  559,000      $      --       $2,860,000      $1,545,000
                                                      ==========      ==========      =========       ==========      ==========
     Property and equipment allowance:
         Reserve for excess property and equipment    $  483,629      $  625,000      $      --       $1,108,629      $       --
                                                      ==========      ==========      =========       ==========      ==========
     Deferred income taxes:
         Deferred tax asset valuation allowance       $3,629,000      $  601,000      $      --       $       --      $4,230,000
                                                      ==========      ==========      =========       ==========      ==========
       Allowance for warranties                       $1,112,098      $2,860,228      $      --       $2,973,401      $  998,925
                                                      ==========      ==========      =========       ==========      ==========

The accounts receivable, inventory, property and equipment and deferred tax asset allowances above were deducted from the applicable asset accounts.


                                           EXHIBIT INDEX

                                                                                                        Sequential
   Exhibit                                                                                                 Page
   Number                                Exhibit Description                                              Number
   ------                                -------------------                                              ------
    (3.1)       Restated Articles of Incorporation of LaCrosse Footwear, Inc. [Incorporated by              --
                reference to Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form S-1 Registration
                Statement (Registration No. 33-75534)]

    (3.2)       By-Laws of LaCrosse Footwear, Inc., as amended to date. [Incorporated by                    --
                reference to Exhibit (3.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001]

    (4.1)       Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc.,          --
                Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital
                Corporation and the CIT Group/Commercial Services, Inc., as lenders.
                [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001]

    (4.2)       Credit Agreement, dated as of June 15, 2001, by and between LaCrosse Footwear,              --
                Inc., as borrower, and Firstar Bank, N.A., as lender. [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for
                the quarter ended June 30, 2001]

    (4.3)       Amendment, dated as of December 31, 2001, to Credit  Agreement, dated as of June            --
                15, 2001, by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co.,
                as borrowers, and General Electric Capital Corporation and the CIT
                Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit
                (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002]

    (4.4)       Limited Waiver and Amendment No. 2 to Credit Agreement, dated as of February 28,            --
                2002, to Credit Agreement, dated as of June 15, 2001, by and among LaCrosse
                Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General
                Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as
                lenders. [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2002]



                                                                                                        Sequential
   Exhibit                                                                                                 Page
   Number                                Exhibit Description                                              Number
   ------                                -------------------                                              ------
    (4.5)      First amendment, dated August 12, 2002, to Credit Agreement dated June 15, 2001, by and      --
               among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a
               Firstar Bank, N.A.), the lender). [Incorporated by reference to Exhibit (4.1) to
               LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
               28, 2002]

    (4.6)      Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of June 28, 2002, to        --
               Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc. and
               Danner, Inc., as borrowers, and General Electric Capital Corporation and the CIT
               Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit
               (4.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 28, 2002]

    (9.1)      Voting Trust Agreement, dated as of June 21, 1982, as amended  [Incorporated by              --
               reference to Exhibit (9) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

    (9.2)      Amendment No. 9 to Voting Trust Agreement, dated June 30, 1997. [Incorporated by             --
               reference to Exhibit (9.2) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for
               the year ended December 31, 1997]

    (9.3)      Extension of Term, dated as of March 31, 1999, of the Voting Trust Agreement, dated as       --
               of June 21, 1982, as amended.  [Incorporated by reference to Exhibit (4) to LaCrosse
               Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999]

   (10.1)*     LaCrosse Footwear, Inc. Retirement Plan [Incorporated by reference to Exhibit (10.18)        --
               to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No.
               33-75534)]

   (10.2)*     LaCrosse Footwear, Inc. Employees' Retirement Savings Plan [Incorporated by reference        --
               to Exhibit (10.19) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

   (10.3)*     LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan [Incorporated by reference        --
               to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

   (10.4)*     LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan [Incorporated by reference        --
               to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996]

--------------------
    * A management contract or compensatory plan or arrangement.


                                                                                                       Sequential
   Exhibit                                                                                                 Page
   Number                                Exhibit Description                                              Number
   ------                                -------------------                                              ------
   (10.5)*     LaCrosse Footwear, Inc. 2001 Stock Incentive Plan [Incorporated by reference to              --
               Appendix B of LaCrosse Footwear, Inc.'s Definitive Proxy Statement on Schedule 14A for
               the 2001 Annual Meeting of Shareholders]

   (10.6)*     LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan [Incorporated by        --
               reference to Appendix C of LaCrosse Footwear, Inc.'s Definitive Proxy Statement on
               Schedule 14A for the 2001 Annual Meeting of Shareholders]

   (10.7)      Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear,      --
               Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s Form
               S-1 Registration Statement (Registration No. 33-75534)]

   (10.8)      Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and       --
               LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse
               Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998]

   (10.9)      Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore       --
               & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to
               Exhibit (10.23) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement
               (Registration No. 33-75534)]

   (10.10)     Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc.        --
               and Danner Shoe Manufacturing Co.  [Incorporated by reference to Exhibit (10.24) to
               LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

    (21)       List of subsidiaries of LaCrosse Footwear, Inc.

    (23)       Consent of McGladrey & Pullen, LLP

   (99.1)      Written Statement of the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350

   (99.2)      Written Statement of the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350


                                                        -34-


                                                                                                        Sequential
   Exhibit                                                                                                 Page
   Number                                Exhibit Description                                              Number
   ------                                -------------------                                              ------

    (99.3)      Proxy Statement for the 2003 Annual Meeting of Shareholders                                 --

                [The Proxy Statement for the 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form
                10-K.]


                                      INDEX


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT ON THE
   CONSOLIDATED FINANCIAL STATEMENTS                                        F-1

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated balance sheets                                      F-2 and F-3
   Consolidated statements of operations                                    F-4
   Consolidated statements of shareholders' equity                          F-5
      and comprehensive loss
   Consolidated statements of cash flows                                    F-6
   Notes to consolidated financial statements                        F-7 - F-22

--------------------------------------------------------------------------------







                                     F-INDEX

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of LaCrosse Footwear, Inc. Portland, Oregon


We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each year in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each year in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Effective in 2002, and as discussed in Notes 1 and 9, the Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" and changed its method of accounting for goodwill.


                                            McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 7, 2003, except for the last paragraph of Note 4, as to which the date is February 11, 2003

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In Thousands, except for share data)
ASSETS (Note 4)                                                             2002               2001
------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                                 $     -           $   271
  Trade accounts receivable, less allowances of
     $0.4 million                                                            15,302            19,474
  Inventories (Note 2)                                                       23,460            34,371
  Refundable income taxes (Note 3)                                            2,888                 -
  Prepaid expenses, deferred tax assets and other (Note 3)                    1,519             2,880
                                                                   -----------------------------------
          Total current assets                                               43,169            56,996
                                                                   -----------------------------------




PROPERTY AND EQUIPMENT (Note 8)
  Land, land improvements and buildings                                       2,835             3,634
  Machinery and equipment                                                    19,017            23,378
                                                                   -----------------------------------
                                                                             21,852            27,012
  Less accumulated depreciation                                              16,873            19,790
                                                                   -----------------------------------
          Net property and equipment                                          4,979             7,222
                                                                   -----------------------------------



OTHER ASSETS
  Goodwill (Note 9)                                                          10,753            11,781
  Deferred tax and other assets (Notes 3 and 7)                               1,944             3,926
                                                                   -----------------------------------
          Total other assets                                                 12,697            15,707
                                                                   -----------------------------------

TOTAL ASSETS                                                                $60,845           $79,925
                                                                   ===================================

See Notes to Consolidated Financial Statements.


LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY                                           2002            2001
-------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term obligations (Note 4)                       $ 1,611         $ 1,599
  Notes payable, bank (Note 4)                                                 8,378          17,645
  Accounts payable                                                             4,667           6,205
  Accrued compensation                                                         1,122           1,899
  Other accruals                                                               1,784           1,795
                                                                       --------------------------------
       Total current liabilities                                              17,562          29,143
                                                                       --------------------------------

LONG-TERM OBLIGATIONS (Note 4)                                                 2,821           4,432

COMPENSATION AND BENEFITS (Note 7)                                             4,711           4,805

DEFERRED TAX LIABILITY (Note 3)
                                                                                 662               -
COMMITMENTS AND CONTINGENCIES
   (Notes 5, 6 and 7)

                                                                       --------------------------------
        Total liabilities                                                     25,756          38,380
                                                                       --------------------------------

SHAREHOLDERS' EQUITY (Note 6)
  Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued 6,717,627 shares                                   67              67
  Additional paid-in capital                                                  26,434          26,434
  Accumulated other comprehensive loss (Note 7)                               (1,370)              -
  Retained earnings                                                           14,771          19,857
  Less cost of 843,178 shares of treasury stock                               (4,813)         (4,813)
                                                                       --------------------------------
        Total shareholders' equity                                            35,089          41,545
                                                                       --------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $60,845         $79,925
                                                                       ================================


LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, except for share and per share data)

                                                                2002             2001            2000
-----------------------------------------------------------------------------------------------------------
Net sales (Note 10)                                            $97,785         $125,301        $138,161
Cost of goods sold (Note 8)                                     71,574           95,158         104,413
                                                          -------------------------------------------------
 Gross profit                                                   26,211           30,143          33,748
Selling and administrative expenses (Notes 8 and 9)             30,210           35,451          35,874
                                                          -------------------------------------------------
 Operating loss                                                 (3,999)          (5,308)         (2,126)

Non-operating income (expense):
  Interest expense                                              (1,777)          (2,812)         (3,246)
  Miscellaneous                                                    180              171            (303)
                                                          -------------------------------------------------
                                                                (1,597)          (2,641)         (3,549)
                                                          -------------------------------------------------
Loss before income tax benefit and cumulative
  effect of accounting change                                   (5,596)          (7,949)         (5,675)

Provision for income tax benefit (Note 3)                       (1,538)               -            (906)
                                                          -------------------------------------------------
Net loss before cumulative effect of accounting
   change                                                       (4,058)          (7,949)         (4,769)

Cumulative effect of change in accounting
  principle (Note 9)                                            (1,028)               -               -
                                                          -------------------------------------------------

Net loss                                                       $(5,086)        $ (7,949)       $ (4,769)
                                                          =================================================

Net loss per common share before
cumulative effect of change in accounting principle
     Basic and diluted                                         $ (0.69)        $  (1.35)       $  (0.80)

Cumulative effect of change in accounting principle
     Basic and diluted                                         $ (0.18)        $      -        $      -

Net loss per common share
     Basic and diluted                                         $ (0.87)        $  (1.35)       $  (0.80)

Basic and diluted weighted average shares outstanding        5,874,449        5,874,449       5,974,176


See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, except for share and per share data)

                                                      Accumulated
                                       Additional        Other                                   Total
                               Common    Paid-In     Comprehensive    Retained     Treasury   Shareholders'
                               Stock     Capital         Loss         Earnings      Stock        Equity
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      $67      $26,434       $       -      $32,575      $(2,688)      $56,388

  Net loss                        -            -               -       (4,769)           -        (4,769)
  Purchase of 500,000
  shares of treasury stock        -            -               -            -       (2,125)       (2,125)
                            -------------------------------------------------------------------------------
Balance, December 31, 2000       67       26,434               -      27,806        (4,813)       49,494
  Net loss                        -            -               -      (7,949)            -        (7,949)
                            -------------------------------------------------------------------------------
Balance, December 31, 2001       67       26,434               -      19,857        (4,813)       41,545
  Net loss                        -            -               -      (5,086)            -        (5,086)
  Minimum pension liability       -            -          (1,370)          -             -        (1,370)
                                                                                              -------------
  Comprehensive loss              -            -               -           -             -        (6,456)
                            -------------------------------------------------------------------------------

Balance, December 31, 2002      $67      $26,434         $(1,370)    $14,771       $(4,813)      $35,089
                            ===============================================================================



See Notes to Consolidated Financial Statements.


LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)
                                                                      2002             2001          2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                                           $(5,086)        $(7,949)      $(4,769)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation                                                      2,773           3,210         3,310
     Amortization                                                        363           1,024           681
     Loss on disposal/impairment of property and equipment               624           1,790           307
     Intangibles impairment charge                                     1,028           1,282             -
     Deferred income taxes                                             3,695            (560)            -
     Other                                                                14              98           385
     Changes in current assets and liabilities:
        Trade accounts receivable                                      4,172           8,564        (6,375)
        Inventories                                                   10,911           4,193         1,773
        Refundable income taxes                                       (2,888)              -             -
        Accounts payable                                              (1,538)           (108)          403
        Accrued expenses and other                                    (2,298)         (1,834)        2,518
                                                            -----------------------------------------------------
          Net cash provided by (used in)
           operating activities                                       11,770           9,710        (1,767)


Cash Flows from Investing Activities
  Purchase of property and equipment                                  (1,161)         (2,207)       (3,269)
  Proceeds from sale of property and equipment                             8           1,383         1,035
  Other                                                                  (22)            (20)          (96)
                                                            -----------------------------------------------------
          Net cash used in investing activities                       (1,175)           (844)       (2,330)

Cash Flows from Financing Activities
  Principal payments on long-term obligations                         (1,599)         (4,487)       (1,712)
  Net proceeds from (payments on)
    short-term borrowings                                             (9,267)         (3,195)        6,752
  Payment of deferred financing costs                                      -            (924)            -
  Cash dividends paid                                                      -               -          (829)
  Purchase of treasury stock                                               -               -        (2,125)
                                                            -----------------------------------------------------
       Net cash provided by (used in) financing activities           (10,866)         (8,606)        2,086

       Increase (decrease) in cash and cash
          equivalents                                                   (271)            260        (2,011)

Cash and cash equivalents:
  Beginning                                                              271              11         2,022
                                                            -----------------------------------------------------
  Ending                                                            $      -         $   271       $    11


SUPPLEMENTAL INFORMATION
  Cash payments (refunds) of:
     Interest                                                       $  1,962         $ 3,005       $ 3,141
     Income taxes                                                   $ (2,297)        $  (342)      $  (913)






Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies


Nature of business:

     The Company designs, manufactures and markets premium quality protective footwear and clothing for sale principally throughout the United States.

Significant accounting policies:

   Principles of consolidation:

     The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

   Use of estimates in the preparation of financial statements:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuation allowances for inventories and deferred tax assets. Actual results could differ from those estimates.

   Reclassifications:

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation.

   Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those investments.

          The carrying amount of long-term debt approximates fair value based on the interest rates, maturities and collateral requirements currently available for similar financial instruments.

          The fair value of the interest rate swap agreements is recognized at the end of each quarter by recording the estimated market value of the swap agreements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies, Continued


   Outsourced production:

     A significant portion of the Company's products are outsourced to foreign suppliers. Approximately 70% of the Company's sales in 2002 were of outsourced products. The Company is not aware of any matters that would affect its ability to outsource its products and does not believe it is dependent on any single supplier.

   Cash and cash equivalents:

     The Company considers all highly liquid debt instruments (including short-term investment grade securities and money market instruments) purchased with maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

   Trade receivables:

     Trade receivables are carried at original invoice amount less an estimate for an allowance for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

     The Company grants credit to its customers, who are primarily domestic retail stores, direct mail catalog merchants and wholesalers, based on an evaluation of each customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

   Inventories:

     Inventories are stated at the lower of cost or market. All inventories, except for vinyl products, leather boots, leather boot components and rainwear, are valued using the last-in, first-out (LIFO) method. Vinyl products, leather boots, leather boot components and rainwear are valued using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. At December 31, 2002 and 2001, inventories have been reduced by obsolete or slow-moving inventory reserves of approximately $1.5 and $3.8 million, respectively.

   Property and equipment:

     Property and equipment are carried at cost and are being depreciated using straight-line and accelerated methods over their estimated useful lives as follows: land improvements, 15 years; buildings and improvements, 10 to 25 years; and machinery and equipment, 3 to 7 years.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies, Continued

   Intangible assets:

     Goodwill represents the excess of cost over net assets acquired of Danner, Inc. Goodwill is not subject to amortization; however, it is tested for impairment on an annual basis.

   Impairment of long-lived assets:

     The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of these assets with expected future net cash flows provided by operating activities of the business. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles based on appraised market value. The Company recognized impairment losses in 2002 and 2001 (See Notes 8 and
     9).

   Product warranties:

     The Company provides a limited warranty for the replacement of defective products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels.

     Changes in the Company's warranty liability during the periods are as follows:

                                                 (In Thousands)
                                                  December 31,
                                           ----------------------------
                                                  2002       2001
                                           ----------------------------
         Balance, beginning                   $1,112         $1,092
         Accruals for products sold            2,860          2,431
         Costs incurred                       (2,973)        (2,411)
                                           ----------------------------
         Balance, ending                       $ 999         $1,112
                                           ============================


   Employee stock-based compensation:

      At December 31, 2002, the Company has stock-based employee compensation plans (See Note 6). The Company accounts for those plans under the APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies, Continued

      -----------------------------------------------------------------------------------------------------------------
      (In Thousands, except for share and per share data)                2002                2001               2000
      -----------------------------------------------------------------------------------------------------------------
      Net loss- as reported                                           $ (5,086)           $ (7,949)           $ (4,769)
      Deduct: Total stock-based employee compensation
         expense determined under the fair value
         based method for all awards, net of the
         related tax effects                                               (83)               (153)               (173)
                                                             ----------------------------------------------------------
      Pro forma net loss                                              $ (5,169)           $ (8,102)           $ (4,942)

      Loss per share:
         Basic and diluted - as reported                              $  (0.87)           $  (1.35)           $  (0.80)
         Basic and diluted - pro forma                                $  (0.88)           $  (1.38)           $  (0.83)

     The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

   Interest rate swap agreements:

     The Company uses interest rate swap agreements to manage its exposure to certain interest rate changes. In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As interest rates change, the differential paid or received is recognized in interest expense for the period. In addition, the change in the fair value of the swap is recognized as interest expense during each reporting period. The adoption of SFAS 133 resulted in an increase in interest expense of approximately $0.4 million during 2001.

   Revenue recognition:

     Revenue is recognized at the time products are shipped to customers. Revenue is recorded net of freight, estimated discounts and returns. Amounts billed to customers relating to shipping and handling are classified as revenue. Costs incurred by the Company for shipping and handling are classified as cost of goods sold.

   Income taxes:

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies, Continued


   Advertising and promotion:

     The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 is approximately $2.1, $2.1 and $3.3 million, respectively.

   Net income (loss) per share:

     Because the Company has potential common stock outstanding, as discussed in
     Note 6, it is required to present basic and diluted net income (loss) per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

     The numerators and denominators are the same for the basic and diluted net income (loss) per share computations for all years presented. Options to purchase shares of common stock were not included in the computation of diluted net income (loss) per share in 2002, 2001 and 2000 because to do so would be antidilutive.

   Recent accounting pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment test for goodwill and other intangible assets that are determined to have an indefinite life. Effective January 1, 2002, the Company adopted SFAS 142 and ceased amortizing goodwill. In accordance with SFAS 142, the Company completed the transitional goodwill impairment test for the Industrial division and Danner, Inc. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Industrial division goodwill was impaired. Accordingly, the Company recorded a $1.0 million impairment charge as a cumulative effect of change in accounting principle during the first quarter of 2002, see Note 9.

     In September 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effect of SFAS 143 on its financial statements and at this time is uncertain as to its impact.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective for the Company's fiscal year ended December 2002. The adoption of SFAS 144 did not have a material impact on the Company's operating results or financial condition.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies, Continued

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS 146 specifies that the liability should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of SFAS 148 are effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements will be effective for the Company in the first quarter of 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS 148 has no effect on the consolidated financial statements at this time. However, the December 31, 2002 consolidated financial statements have incorporated the enhanced disclosure requirements of SFAS 148 as presented in these financial statements under the caption "Employee stock-based compensation".

     In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in SFAS 5, "Accounting for Contingencies", which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 31, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45, as presented in these financial statements under the caption "Product warranties".

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of FIN 46 will apply to the Company beginning in the third quarter of 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Inventories

A summary of inventories is as follows:

                                                   (In Thousands)
                                                    December 31,
                                           ----------------------------
                                                  2002            2001
                                           ----------------------------
         Finished goods                        $21,673         $32,169
         Work in process                           183             289
         Raw materials                           1,604           1,913
                                           ----------------------------
             Total inventories                 $23,460         $34,371
                                           ============================

If all inventories were valued on the FIFO method, total inventories for 2002 and 2001 would have been $23.3 and $35.0 million, respectively.

During 2002 and 2001, certain inventory quantity reductions resulted in liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The net impact from these reductions and price changes decreased the net loss by $0.4 million ($0.07 per share) in 2002, $1.8 million ($0.31 per share) in 2001 and $1.3 million ($0.22 per share) in 2000.



Note 3.  Income Tax Matters

Net deferred tax assets and liabilities consist of the following components:

                                                                        (In Thousands)
                                                                         December 31,
                                                                  ----------------------------
                                                                         2002           2001
                                                                  ----------------------------
           Deferred tax assets:
             Receivable allowances                                     $  163          $ 165
             Inventory differences                                      1,242          2,030
             Compensation and benefits                                  2,046          2,223
             Insurance reserves and other                                 513          1,277
             Net operating loss carryforwards                           1,825          2,807
             Valuation allowance                                       (4,230)        (3,629)
                                                                  ----------------------------
                                                                        1,559          4,873
           Deferred tax liabilities, principally intangibles            1,559          1,178
                                                                  ----------------------------
                                                                         $  -         $3,695
                                                                  ============================

At December 31, 2002 the Company has a valuation allowance of approximately $4.2 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance increased in the current year primarily as a result of net operating losses generated during the year in which management has provided a valuation allowance. In the future when management believes it can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered realizable could be adjusted by a reduction of the valuation allowance.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Income Tax Matters, Continued

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

                                                 (In Thousands)
                                                  December 31,
                                          ----------------------------
                                                  2002           2001
                                          ----------------------------
           Current assets                       $  662         $1,917
           Noncurrent assets                         -          1,778
           Noncurrent liabilities                 (662)             -
                                          ----------------------------
                                                $    -         $3,695
                                          ============================

The provision for income taxes (benefit) consists of the following:

                                                (In Thousands)
                                           Years Ending December 31,
                                 ----------------------------------------------
                                        2002          2001               2000
                                 ----------------------------------------------
             Current
                Federal               $(5,227)       $  360          $ (957)
                State                      (6)          200              51
             Deferred                   3,695          (560)              -
                                 ----------------------------------------------
                                      $(1,538)       $    -          $ (906)
                                 ==============================================

The Federal income tax benefit recorded in 2002 of approximately $5.2 million is due to tax changes enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. The Company was able to carry back tax losses incurred in 2001 to reduce taxable income from 1996 and, in May of 2002, received an income tax refund of $2.3 million. This law also allows the Company to carry back losses incurred during 2002 to reduce taxable income from 1997 and 1998. Therefore, the Company has recorded refundable income taxes of $2.9 million at December 31, 2002.

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of operations are as follows:

                                                                 Years Ending December 31,
                                                            2002            2001            2000
                                                          -------------------------------------------
    Statutory federal tax rate                             (35.0)%         (35.0)%         (35.0)%
    State taxes, net of federal tax benefit and other       (2.4)            2.7            (3.7)
    Valuation allowance                                     10.7            32.3            22.7
                                                          -------------------------------------------

    Effective tax rate                                     (26.7)%          (0.0)%         (16.0)%
                                                          ===========================================

At December 31, 2002, the Company has a federal net operating loss carryforward of approximately $3.7 million which will expire in 2022.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Income Tax Matters, Continued

In addition, the Company has state net operating loss carryforwards of approximately $24.7 million which will expire as follows: $2.4 million in 2014, $3.3 million in 2015, $7.0 million in 2016, and $12.0 million in 2017.


Note 4.  Financing Arrangements


Revolving credit agreement:

On June 15, 2001, the Company entered into a three-year credit agreement with General Electric Capital Corporation (GECC) serving as the lead lender to refinance its previous bank revolving line of credit. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. Borrowing limits against the line of credit are the lesser of $52.5 million or agreed upon percentages of qualified receivables and inventory. At the Company's option, the interest rate is either the prime rate plus 1% or LIBOR plus 3.25%. Interest is payable monthly on prime rate loans and at maturity on LIBOR based loans. The weighted average interest rate for the outstanding balance at December 31, 2002 was 4.98%.

At December 31, 2002 and 2001, there was $8.4 million and $17.6 million, respectively, outstanding under the revolving line of credit. In addition, at December 31, 2002, there were no letter of credit commitments outstanding and at December 31, 2001, there were letter of credit commitments outstanding of $0.6 million.

In 1998, the Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations on its floating rate debt. As of December 31, 2002, the Company had swap agreements in effect totaling $11.0 million, of which $7.0 million will mature in January of 2003 with the remaining $4.0 million maturing in October 2003. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The variable rate borrowings not offset by swap agreements at December 31, 2002 and 2001 totaled $1.7 million and $12.4 million, respectively.

Long-term obligations:

In conjunction with the refinancing of the line of credit on June 15, 2001, the Company also refinanced its term loan with U.S. Bank, N.A. (formerly Firstar Bank, N.A.), the lead lender on the previous term loan. The amount of the refinanced term loan was $7.5 million. The term loan expires May 28, 2004 and calls for semi-annual payments of $0.75 million which commenced in November of 2001 with a final payment due on May 28, 2004. The term loan is secured by, among other things, certain properties and equipment of the Company, and a personal guarantee from the Company's principal shareholder. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company's option, the interest rate on the term loan is either the bank's prime rate or LIBOR plus 2.0%.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.  Financing Arrangements, Continued

                                                                                 (In Thousands)
                                                                                  December 31,
                                                                       -----------------------------------
                                                                                2002              2001
                                                                       -----------------------------------
      Term loan under credit agreement, due in semi-annual
        payments of $0.75 million with a final principal
        payment due on May 28, 2004                                           $4,321             $5,791
      Other                                                                      111                240
                                                                       -----------------------------------
                                                                               4,432              6,031
      Less current maturities                                                  1,611              1,599
                                                                       -----------------------------------
                                                                              $2,821             $4,432
                                                                       ===================================

Maturities of long-term obligations are as follows (in millions): 2003, $1.6; and 2004, $2.8.

The credit agreements contain certain restrictive covenants, which among other things, require the Company to maintain certain levels of net availability (depending on the time of the year), to meet certain tangible net worth requirements on a quarterly basis and to limit capital spending to less than $3.5 million per year. The Company had unused borrowing availability of $3.3 million and was in violation of the tangible net worth requirement at December 31, 2002. On February 4, 2003 and February 11, 2003, the lenders waived this violation. In consideration for the waiver, the Company agreed to limit capital spending to less than $2 million for 2003.

Note 5.  Lease Commitments and Contingencies

Lease Commitments: The Company leases office space, retail stores, manufacturing facilities, equipment and warehouse space under non-cancelable agreements expiring on various dates through 2009 which are recorded as operating leases. The total rental expense included in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 is approximately $2.4, $2.1, and $1.9 million, respectively. Approximate future minimum lease payments of $6.1 million are due as follows (in millions): 2003, $1.9; 2004, $1.1; 2005, $1.2; 2006, $1.0; 2007, $0.6; and $0.3 thereafter.

Contingencies: In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company's results of operations, liquidity or financial condition.

Note 6.  Stock Options

The Company has granted stock options to officers, directors and key employees under the 1993, 1997 and 2001 stock option plans pursuant to which options for up to 950,000 shares of common stock may be granted. The option price per share shall not be less than 100% of the fair market value at the date of grant and the options expire 10 years after grant or such shorter period as the compensation committee of the Board so determines. Substantially all of the options vest in equal increments over a five-year period.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 6.  Stock Options, Continued

The following summarizes all stock options granted under the plans:


                                              Common         Weighted Average
                                              Shares          Exercise Price
                                          --------------------------------------

             December 31, 1999                  415,863           $10.83
               Granted                          104,950             4.43
               Canceled                        (149,613)            9.72
                                          ---------------
             December 31, 2000                  371,200             9.46
               Granted                          135,317             3.13
               Canceled                        (185,914)            8.11
                                          ---------------
             December 31, 2001                  320,603             7.57
               Granted                          178,010             3.31
               Canceled                        (150,484)            6.90
                                          ---------------
             December 31, 2002                  348,129            $5.69
                                          ===============


The weighted average remaining life of outstanding options is 6.9 years as of December 31, 2002. Options exercisable as of December 31, 2002, 2001 and 2000 were approximately 133,000 shares, 149,000 shares and 191,000 shares, respectively, at a weighted average exercise price of $8.60, $10.67 and $11.26, respectively.

The weighted-average fair value at date of grant for options granted during 2002, 2001 and 2000 were $1.61, $1.25 and $2.44 per share, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     2002       2001      2000
                                                 -------------------------------
           Expected dividend yield                      0%         0%        0%
           Expected stock price volatility             25%        25%       25%
           Risk-free interest rate                    6.5%       6.5%      6.5%
           Expected life of options                6 years    6 years   7 years




Note 7.  Compensation and Benefit Agreements

The Company has defined benefit pension plans covering eligible past employees and approximately 10% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age (65). The monthly benefit payable at the normal retirement date under the Company's pension plans is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plans, multiplied by years of benefit service (maximum of 38 years). The Company's funding policy is to make not less than the minimum contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7.  Compensation and Benefit Agreements, Continued

The Company sponsors an unfunded defined benefit postretirement medical and life insurance plan that covers eligible past employees and approximately 7% of its current employees until they qualify for Medicare. The plan is contributory for retirees with contributions established annually as a specified dollar amount. The Company funds the postretirement benefit obligation as the costs are incurred. In 2002, the Company amended the plan which resulted in a decrease in the projected benefit obligation of approximately $0.6 million.

As a result of workforce reductions in 2002, 2001, and 2000 the Company incurred a curtailment gain of $0.4 million for the postretirement plan in 2002 and curtailment losses of $0.3 million and $0.2 million in 2001 and 2000, respectively. For the defined benefit pension plan, the Company incurred a curtailment gain of $0.2 million in 2001 and a curtailment loss of $0.8 million in 2000.

Information relative to the Company's defined pension and other postretirement benefit plans is presented below.

                                                              Pension Benefits              Other Benefits
                                                               (In Thousands)               (In Thousands)
                                                                December 31,                 December 31,
                                                          -------------------------    -------------------------
                                                             2002         2001            2002          2001
                                                          -------------------------    -------------------------
Changes in benefit obligations:
  Obligations at beginning of year                         $16,079      $16,555          $ 1,085      $ 1,016
  Service cost                                                  62          289                5           27
  Interest cost                                              1,082        1,110               47          110
  Plan amendments                                                -            -             (581)      (3,078)
  Benefits paid                                               (966)        (874)            (158)        (398)
  Curtailment                                                 (325)        (733)             (63)         830
  Actuarial (gains) losses                                    (622)        (268)             143        2,578
                                                          -------------------------    -------------------------
  Obligations at end of year                               $15,310      $16,079          $   478      $ 1,085
                                                          =========================    =========================
Changes in plan assets:
  Fair value of assets at beginning of year                $14,864      $16,583          $     -      $     -
  Actual return on assets                                   (1,837)        (887)               -            -
  Company contributions                                        113           42              158          398
  Participant contributions                                      -            -              148           56
  Benefits paid                                               (966)        (874)            (306)        (454)
                                                          -------------------------    -------------------------
  Fair value of assets at end of year                      $12,174      $14,864          $     -      $     -
                                                          =========================    =========================
Funded status at end of year:
  Plan assets less than obligations                        $(3,136)     $(1,215)         $  (478)     $(1,085)
  Unrecognized (gain) loss                                   1,370       (1,033)           2,109        2,236
  Unrecognized prior service cost                              140          153           (2,518)      (2,968)
                                                          -------------------------    -------------------------
  Accrued benefit cost                                     $(1,626)     $(2,095)         $  (887)     $(1,817)
                                                          =========================    =========================


LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.  Compensation and Benefit Agreements, Continued

At December 31, 2002, the Company's pension plans had accumulated benefit obligations in excess of the sums of their respective plan assets and accrued pension liabilities, such that additional minimum liabilities and equity reduction components had to be recorded as follows:

         Accumulated benefit obligations                  $15,310
         Plan assets                                      (12,174)
         Accrued pension liability                         (1,626)
                                                         ---------
         Additional minimum liability                       1,510
         Recordable as intangible asset                       140
                                                         ---------
         Equity reduction component                        $1,370
                                                         =========

                                                         Pension Benefits                        Other Benefits
                                                          (In Thousands)                         (In Thousands)
                                                     Years Ending December 31,              Years Ending December 31,
                                                ------------------------------------    ----------------------------------
                                                   2002         2001        2000           2002       2001        2000
                                                ------------------------------------    ----------------------------------
Cost recognized during the year:
   Service cost                                   $   62      $   289     $   542         $   5       $ 27       $ 72
   Interest cost                                   1,082        1,110       1,082            47        110         94
   Expected return on plan assets                 (1,161)      (1,295)     (1,267)            -          -          -
   Amortization of prior gains                       (26)        (100)        (99)          206        (51)       (85)
   Amortization of prior service cost                 14           57         137          (675)        13         53
   Amortization of transition obligation               -            8          45             -         21         70
   Curtailment                                         -         (207)        809          (355)       301        183
                                                ------------------------------------    ----------------------------------
Net period cost (benefit)                         $  (29)     $  (138)    $ 1,249         $(772)      $421       $387
                                                ====================================    ==================================



                                                   Pension Benefits               Other Benefits
                                                     December 31,                  December 31,
                                               --------------------------    --------------------------
                                                2002     2001     2000        2002     2001     2000
                                               --------------------------    --------------------------
Assumptions used in computations:
  Discount rate                                 7.0%     7.0%     7.0%        7.0%     7.0%     7.0%
  Rate of compensation increase                 4.5%     4.5%     4.5%        N/A      N/A      N/A
  Expected return on plan assets                8.0%     8.0%     8.0%        *        *        *

   *This plan does not have separate assets, so there is no actual or expected return on plan assets.


LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7.  Compensation and Benefit Agreements, Continued

For measurement purposes of other benefits, an 8.5% annual rate of increase in the cost of covered healthcare benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% at 2009 and remain at that level thereafter. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2002 (in thousands):


                                                            Increase    Decrease
                                                            --------    --------
Effect on total of service and interest cost
  components                                                   $2         $(2)
Effect on postretirement benefit obligation                    12         (11)



Note 8.   Sourcing Realignment and Facility Shutdown Charge

In the second quarter of 2001, the Company announced a strategic realignment that led to charges of $3.7 million recorded in cost of goods sold and $0.7 million recorded in selling and administrative expenses related to the closure of the manufacturing facility in La Crosse, Wisconsin. The Company eliminated 134 production and support positions, primarily in manufacturing. A summary of the activity in the exit costs accrual since December 31, 2001 is as follows (in thousands):

                                         Balance                        Payments or        Balance
                                      December 31,         New           Reserves        December 31,
                                          2001            Charges          Used              2002
                                     --------------------------------------------------------------------
      Inventory reserves                  $379           $       -         $ 379          $       -
                                     ====================================================================


In the second quarter of 2002, the Company announced a strategic decision to relocate the Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. This decision led to charges of $1.1 million including a $0.6 million leasehold improvements impairment charge. The expense was recorded in selling and administrative expenses. The Company eliminated 91 administrative, distribution and production positions in Racine. The activity is as follows (in thousands):

                                         Balance                        Payments or        Balance
                                      December 31,         New           Reserves        December 31,
                                          2001            Charges          Used              2002
                                     --------------------------------------------------------------------
      Facility shutdown reserves        $    -           $ 1,120           $ 753            $ 367
                                     ====================================================================

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 9.  Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS 142, which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under the new standard, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill ceased. Amortization of goodwill would have been $0.6 million for the year ended December 31, 2002.

The Company completed the transitional impairment test during 2002 for the Industrial and Danner division's goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Industrial division goodwill was impaired. Accordingly, the Company recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

The following table presents adjusted (proforma) net loss and basic and diluted loss per share for the years 2002, 2001 and 2000, respectively, as adjusted for the non-amortization provisions of SFAS 142 (in thousands):

                                                                               2002       2001         2000
                                                                            -----------------------------------
Reported net loss                                                            $(5,086)   $(7,949)     $(4,769)
Addback: Goodwill amortization                                                     -        681          681
                                                                            -----------------------------------
Adjusted net loss                                                             (5,086)    (7,268)      (4,088)
Addback: Cumulative effect of change in accounting principle                   1,028          -            -
         Intangible impairment charge in 2001                                      -      1,282            -
                                                                            -----------------------------------
Adjusted net loss before cumulative effect of change in accounting
 principle                                                                   $(4,058)   $(5,986)     $(4,088)
                                                                            ===================================


                                                                               2002       2001         2000
                                                                            -----------------------------------
Reported basic and diluted loss per share                                     $(0.87)    $(1.35)      $(0.80)
Addback: Goodwill amortization                                                     -       0.11         0.12
                                                                            -----------------------------------
Adjusted basic and diluted loss per share                                      (0.87)     (1.24)       (0.68)
Addback: Cumulative effect of change in accounting principle                    0.18          -            -
         Intangible impairment charge in 2001                                      -       0.22            -
                                                                            -----------------------------------
Adjusted basic and diluted loss per share before cumulative effect of
 change in accounting principle                                               $(0.69)    $(1.02)      $(0.68)
                                                                            ===================================


The changes in the net carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

                                                           Industrial    Danner       Total
                                                         ---------------------------------------
Balance as of January 1, 2002                              $1,028        $10,753      $11,781
Cumulative effect of change in accounting principle        (1,028)             -       (1,028)
                                                         ---------------------------------------
Balance as of December 31, 2002                            $    -        $10,753      $10,753
                                                         =======================================

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 9.  Goodwill and Other Intangibles, Continued

During 2001, the Company recorded impairment charges in selling and administrative expense totaling approximately $1.3 million relating to the write-down of intangibles primarily associated with the purchase of Red Ball and Lake of the Woods. The Company determined that Red Ball and Lake of the Woods are not core brands and therefore were impaired.


Note 10.    Enterprise-wide Disclosures

Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment. Information about the Company's groups of products within its one segment is presented below.



                                                   (In Thousands)
                                              Years Ending December 31,
                                       ----------------------------------------
                                           2002           2001          2000
                                       ----------------------------------------
          Footwear                      $ 86,406        $108,943      $119,064
          Protective clothing             11,379          16,358        19,097
                                       ----------------------------------------
                                        $ 97,785        $125,301      $138,161
                                       ========================================

The following table presents information about the Company's revenue attributed to countries based on the location of the customer.

                                                   (In Thousands)
                                              Years Ending December 31,
                                       ----------------------------------------
                                          2002            2001          2000
                                       ----------------------------------------
          United States                $ 95,054         $120,794      $132,139
          Foreign Countries               2,731            4,507         6,022
                                       ----------------------------------------
                                       $ 97,785         $125,301      $138,161
                                       ========================================

Long-lived assets located outside of the United States totaled approximately $0.1 million and $0.2 million at December 31, 2002 and 2001.

No single customer provided revenue of 10.0% or more of consolidated revenues in any of the years presented.