Form 10-Q
period 2003-03-29
LACROSSE FOOTWEAR INC
filed 2003-05-13
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                        39-1446816
   ------------------------------                      ------------------
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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                      --------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of May 1, 2003:  5,874,449 shares
------------------------------------------------------------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
  Yes            No  X
      --------     -------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                        For Quarter Ended March 29, 2003




                                                                            Page
                                                                            ----
PART I.   Financial Information

          Item 1.   Condensed Consolidated Balance Sheets                      3

                    Condensed Consolidated Statements of Operations            4

                    Condensed Consolidated Statements of Cash Flows            5

                    Notes to Condensed Consolidated Financial Statements       6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                               15

          Item 4.   Controls and Procedures                                   15

PART II.  Other Information

          Item 1.   Legal Proceedings                                         16

          Item 6.   Exhibits and Reports on Form 8-K                          17

Signatures                                                                    18

Certifications                                                                19

Exhibit Index                                                                 21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    Financial Statements

                                   LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)                       March 29,            December 31,
                                                                         2003                  2002
                                                                   ----------------------------------------
Assets                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                         $        --           $        --
   Trade accounts receivable, net                                         12,271                15,302
   Inventories (2)                                                        23,774                23,460
   Refundable income taxes (3)                                             2,888                 2,888
   Prepaid expenses, deferred tax assets and other                         1,125                 1,519
                                                                   ----------------------------------------
          Total current assets                                            40,058                43,169

Property and equipment, net                                                4,816                 4,979
Goodwill (6)                                                              10,753                10,753
Deferred income tax assets and other                                       1,263                 1,944
                                                                   ----------------------------------------
          Total assets                                               $    56,890           $    60,845
                                                                   ========================================



Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term obligations                       $     1,611           $     1,611
   Notes payable, bank                                                     7,848                 8,378
   Accounts payable                                                        3,373                 4,667
   Accrued expenses                                                        2,321                 2,906
                                                                   ----------------------------------------
          Total current liabilities                                       15,153                17,562

Long-term obligations                                                      2,192                 2,821
Compensation and benefits                                                  4,435                 4,711
Deferred income tax liability                                                670                   662
                                                                   ----------------------------------------
          Total liabilities                                               22,450                25,756

Shareholders' Equity:
Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   6,717,627 shares                                                           67                    67
Additional paid-in capital                                                26,434                26,434
Accumulated other comprehensive loss                                      (1,370)               (1,370)
Retained earnings                                                         14,122                14,771
Less cost of 843,178 shares of treasury stock                             (4,813)               (4,813)
                                                                   ----------------------------------------
          Total shareholders' equity                                      34,440                35,089
                                                                   ----------------------------------------
          Total liabilities and shareholders' equity                 $    56,890           $    60,845
                                                                   ========================================






The accompanying notes are an integral part of the condensed consolidated financial statements.


                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)
                                                                         Quarter Ended
                                                                    March 29,       March 30,
                                                                      2003               2002
                                                                 ---------------------------------
Net sales                                                          $   19,874       $   22,821
Cost of goods sold                                                     13,888           16,915
                                                                 ---------------------------------
    Gross profit                                                        5,986            5,906
Selling and administrative expenses                                     6,329            8,583
                                                                 ---------------------------------
    Operating loss                                                       (343)          (2,677)
Non-operating income (expense):
   Interest expense                                                      (291)            (358)
   Miscellaneous                                                          (15)              52
                                                                 ---------------------------------
                                                                         (306)            (306)
                                                                 ---------------------------------

     Loss before income tax benefit                                      (649)          (2,983)
Provision for income tax benefit (3)                                       --           (1,000)
                                                                 ---------------------------------
Net loss before cumulative effect of change
        in accounting principle                                          (649)          (1,983)
Cumulative effect of change in accounting
        principle (6)                                                      --           (1,028)
                                                                 ---------------------------------
     Net loss                                                      $     (649)      $   (3,011)
                                                                 =================================

Net loss per common share before cumulative effect of change in accounting principle:
     Basic and diluted                                             $    (0.11)      $    (0.34)

Cumulative effect of change in accounting principle:
     Basic and diluted                                             $       --       $    (0.18)

Net loss per common share:
     Basic and diluted                                             $    (0.11)      $    (0.52)


Weighted average shares outstanding:
    Basic and diluted                                                   5,874            5,874








 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                             Quarter Ended
(Unaudited)                                                                        March 29,           March 30,
                                                                                      2003               2002
                                                                                 ----------------------------------
Cash flows from operating activities
   Net loss                                                                        $   (649)           $ (3,011)
   Adjustments to reconcile net loss to net cash provided in
      operating activities:
      Depreciation and amortization                                                     428               1,316
      Deferred income taxes                                                              --                (866)
      Goodwill impairment charge                                                         --               1,028
      Other                                                                              32                  --
      Changes in assets and liabilities:
           Trade accounts receivable                                                  3,031               2,428
           Inventories                                                                 (314)              1,715
           Accounts payable                                                          (1,294)               (991)
           Accrued expenses and other                                                   147                 925
                                                                                 ----------------------------------
   Net cash provided by operating activities                                          1,381               2,544
                                                                                 ----------------------------------

Cash flows from investing activities
   Capital expenditures                                                                (243)               (202)
   Proceeds from sale of property and equipment                                          23                  --
   Other                                                                                 (2)                 --
                                                                                 ----------------------------------
   Net cash used in investing activities                                               (222)               (202)
                                                                                 ----------------------------------

Cash flows from financing activities
  Net payments on short-term borrowings                                                (530)             (2,076)
  Principal payments on long-term obligations                                          (629)                (24)
                                                                                 ----------------------------------
  Net cash used in financing activities                                              (1,159)             (2,100)

                                                                                 ----------------------------------

  Net increase (decrease) in cash and cash equivalents                                   --                 242

Cash and cash equivalents:
  Beginning                                                                              --                 271
                                                                                 ----------------------------------
  Ending                                                                           $     --            $    513
                                                                                 ==================================

Supplemental information
Cash payments for:
  Interest                                                                         $    447            $    426





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

     Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     d.   Product Warranties

     In December 2002, we adopted Financial Accounting Standards Board Interpretation ("FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We adopted the disclosure requirements of the Interpretation as of December 31, 2002. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels.

     Changes in our warranty liability during the quarters ended March 29, 2003 and March 30, 2002 are as follows:

                                                  For the Quarter Ended
         (In thousands)                     March 29, 2003     March 30, 2002
                                           -------------------------------------
         Balance, beginning                   $     999          $   1,112
         Accruals for products sold                 660                814
         Costs incurred                            (663)              (814)
                                           -------------------------------------
         Balance, ending                      $     996          $   1,112
                                           =====================================

     e.   Net Income (Loss) Per Share

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

     f.   Stock-Based Compensation

     At March 29, 2003, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                       For the Quarter Ended
        (In Thousands, except for per share data)                                March 29, 2003      March 30, 2002
        ------------------------------------------------------------------------------------------------------------
        Net loss- as reported                                                        $ (649)           $ (3,011)
        Deduct: Total stock-based employee compensation
           expense determined under the fair value based method for all
           awards                                                                       (41)                (26)
                                                                             ---------------------------------------
        Pro forma net loss                                                           $ (690)           $ (3,037)

        Loss per share:
           Basic and diluted - as reported                                           $(0.11)           $   (.52)
           Basic and diluted - pro forma                                             $(0.12)           $   (.52)

     The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

     g.   Recently Issued Accounting Standards

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS 143 in the first quarter of 2003 and the adoption did not impact our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS 146 specifies that the liability should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this pronouncement did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS 148 were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148.

     In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in SFAS 5, "Accounting for Contingencies", which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The condensed consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of FIN 46 will apply to us beginning in the third quarter of 2003. We do not believe that the adoption of FIN 46 will have a material effect on our consolidated financial statements.


2.   INVENTORIES

     Inventories are comprised of the following:

         (In thousands)                          March 29,      December 31,
                                                   2003             2002
                                              ---------------------------------
         Raw materials                           $  1,906         $  1,604
         Work in process                              176              183
         Finished goods                            21,692           21,673
                                              ---------------------------------
         Total                                   $ 23,774         $ 23,460
                                              =================================

     Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at March 29, 2003 and December 31, 2002 are net of reserves of $1.5 million to cover losses incurred in the disposition of slow moving and obsolete inventories. If the FIFO method had been used to value all inventories, inventories would have been approximately $0.2 million lower than reported at March 29, 2003 and December 31, 2002.

3.   INCOME TAXES

     We recorded an income tax benefit in the fourth quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carryback period for certain losses from two to five years. This law allowed us to use losses incurred during 2002 to reduce taxable income from 1997 and 1998. We expect to receive the income tax refund of $2.9 million in the second quarter of 2003 for tax losses incurred in 2002. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

     During the first quarter of 2003, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance. During the first quarter of 2002, we recorded an income tax refund receivable for $2.3 million and as a result we also recorded a tax benefit of $1.0 million and reduced our deferred income tax assets by $1.3 million.

4.   STOCK OPTIONS

     We have granted stock options to officers, directors and key employees under our 1993, 1997 and 2001 stock option plans pursuant to which options for up to an aggregate of 950,000 shares of common stock may be granted. The option price per share shall not be less than 100% of the fair market value at the date of grant and the options expire 10 years after grant or such shorter period as the compensation committee of the Board of Directors so determines. Substantially all of the options vest in equal increments over a five-year period.

     During the first quarter of 2003, the Board of Directors granted options to purchase approximately 190,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $2.58 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted. The options generally vest in equal increments over a five-year period.

5.   FACILITY SHUTDOWN CHARGE

     In the second quarter of 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. At December 31, 2002, we had a reserve of $0.4 million. The activity for the first quarter of 2003 related to this reserve is as follows (in thousands):

                                                       Balance                      Payments or        Balance
                                                     December 31,      New           Reserves          March 29,
                                                        2002          Charges          Used              2003
                                                   --------------------------------------------------------------------
      Facility shutdown reserves                      $    367        $    --         $   55            $   312
                                                   ====================================================================

6.   GOODWILL

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets "SFAS 142" which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under SFAS 142, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill ceased. We completed the transitional impairment test during 2002 for the Industrial and Danner division's goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Industrial division goodwill was impaired. Accordingly, we recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002. During the first quarter of 2003, we completed the impairment test using an independent appraiser, noting no further impairment at this time.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the quarter ended March 29, 2003 are as follows (in thousands):

                                                       Industrial       Danner        Total
                                                     ---------------------------------------
         Balance as of January 1, 2002                 $    1,028      $10,753     $ 11,781
         Impairment loss                                   (1,028)          --       (1,028)
                                                     ---------------------------------------
         Balance as of December 31, 2002                       --       10,753       10,753
                                                     ---------------------------------------
         Goodwill acquired during the period                   --           --           --
                                                     ---------------------------------------
         Balance as of March 29, 2003                  $       --      $10,753     $ 10,753
                                                     =======================================


ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                              Results of Operations

The following table sets forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

(In thousands)                                                         Quarter Ended
                                                --------------------------------------------------------
                                                 March 29, 2003      March 30, 2002      % Change
                                                --------------------------------------------------------
Net Sales                                            $ 19,874             $ 22,821        (12.9)
Gross Profit                                            5,986                5,906          1.4
Selling and Administrative Expenses                     6,329                8,583        (26.3)
Non-Operating Expenses                                    306                  306           --
Income Tax Benefit                                         --               (1,000)          --
Cumulative Effect of Change in
    Accounting Principle                                   --                1,028       (100.0)

Our business is seasonal with lower revenues historically being generated during the first two quarters of the year. As a result, revenue for the quarter ending March 29, 2003 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

Net Sales

Net sales for the quarter ended March 29, 2003 decreased $2.9 million, or 12.9%, to $19.9 million from $22.8 million from the respective period in 2002. The decrease in net sales was due to a to a 24.9% decrease in the retail channel of LaCrosse (R) brand products, a 22.4% decline in the industrial channel of LaCrosse (R) and Rainfair (R) brand products, partially offset by an increase of 8.8% in Danner (R) brand products over the same period of last year. The retail channel experienced a decline in net sales from the first quarter of 2002 due to a continued soft economy and the further reduction of our retail brand product offerings. Net sales in the industrial channel of distribution declined from the first quarter of 2002 as a result of a continued soft economy and a reduction in the number of products being offered for sale particularly in the private label and mass merchant markets in the industrial channel of distribution. Danner's net sales increase is primarily related to improved product offerings for niche hunting, occupational and uniform markets.

Gross Profit

Gross profit for the quarter ended March 29, 2003 increased to $6.0 million, or 30.1% of net sales, from $5.9 million, or 25.9% of net sales, for the first quarter of 2002. Gross margins as a percent of net sales have improved due to a focus of sales on higher margin footwear and eliminating lower margin products.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.3 million, or 26.3%, to $6.3 million for the quarter ended March 29, 2003 compared to $8.6 million for the same period a year ago. The decrease is primarily a result of reductions in sales commissions and distribution costs associated with the reduced sales volume, back-office consolidation of the Retail and Industrial operations in Portland, Oregon, and management's focus on reducing variable expenses. Excluding a $1.6 million charge incurred in the first quarter of 2002 associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin, selling and administrative costs declined 9.4% from $6.9 million in the first quarter of 2002 to $6.3 million in the first quarter of 2003.

Non-Operating Expenses

Non-operating expenses increased by 0.2% to 1.5% of net sales for the quarter ended March 29, 2003, from 1.3% of net sales, or $0.3 million for the quarter ended March 30, 2002. In the first quarter of 2003 as compared to the same period of 2003, interest expense has decreased due to lower interest rates and lower average borrowings.

Income Tax Benefit

We recorded an income tax benefit of $2.9 million in the fourth quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extends the loss carryback period for certain losses from two to five years.

During the first quarter of 2003, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance. During the first quarter of 2002, we recorded an income tax refund receivable for $2.3 million and as a result we also recorded a tax benefit of $1.0 million and reduced our deferred income tax assets by $1.3 million.

                         Liquidity and Capital Resources

We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Our borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $52.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At March 29, 2003, we had $7.8 million of outstanding borrowings under the credit agreement and unused availability of $5.4 million.

Net cash provided by operating activities was $1.4 million in the first quarter of 2003 compared to $2.5 million provided by operating activities in the same period of 2002. In the first quarter of 2003, accounts receivable decreased by $3.0 million. This was offset by a net loss of $0.6 million, an increase in inventory of $0.3 million and a decrease of $1.3 million in accounts payable. The increase in inventory of $0.3 million is due to a new niche occupational product for the LaCrosse(R) brand. The decrease in accounts receivable is normal for the period. In the first quarter of 2002, accounts receivable and inventory decreased by $2.4 million and $1.7 million, respectively, and we recorded a non-cash goodwill impairment charge of $1.0 million. These were offset by a net loss of $3.0 million, and a decrease of $1.0 million in accounts payable.

Net cash used in investing activities was $0.2 million in the first quarter of 2003 compared to $0.2 million for the same period of 2002. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $1.2 million in the first quarter of 2003 compared to $2.1 million for the same period of 2002. During the first quarter of 2003, we repaid $0.5 million in short-term borrowings and $0.6 million in long-term obligations. During the same period of 2002, we repaid $2.1 million in short-term borrowings. In the first quarter of 2003, we redeemed the cash surrender value of certain of our life insurance policies for cash totaling approximately $0.6 million. Such cash was applied directly to our term loan thereby reducing both the total amount due to approximately $3.7 million and the amount due in 2004 to $2.2 million.

At the end of the first quarter 2003, we were in compliance with all covenants in our credit agreements.

A summary of our contractual cash obligations at March 29, 2003 is as follows:

-----------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                    Payments due by period
-----------------------------------------------------------------------------------------------------------------------
Contractual Obligations                             Remaining                                                 2007 and
                                        Total        in 2003         2004          2005          2006        Thereafter
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                        $ 3,800        $ 1,600       $ 2,200       $       -     $       -     $        -
-----------------------------------------------------------------------------------------------------------------------
Operating leases                        5,600          1,400         1,100           1,200         1,000            900
-----------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations    $ 9,400        $ 3,000       $ 3,300       $   1,200     $   1,000     $      900
-----------------------------------------------------------------------------------------------------------------------

We also have a commercial commitment as described below:

(In thousands)
-----------------------------------------------------------------------------------------------------------------------
 Other Commercial Commitment      Total Amount Committed       Outstanding at 3/29/03         Date of Expiration
-----------------------------------------------------------------------------------------------------------------------
        Line of credit                   $52,500                      $ 7,848                     June 2004
-----------------------------------------------------------------------------------------------------------------------

Critical Accounting Policies
Our significant accounting policies are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

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

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our March 29, 2003 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $1.0 million at March 29, 2003 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before March 29, 2003.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the annual consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

Allowance for Excess and Obsolete Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe the reserve of $1.5 million at March 29, 2003 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" we determined that the goodwill associated with our Industrial Division was impaired. Accordingly, we recorded a $1.0 million charge in the first quarter of 2002. In assessing the recoverability of our remaining goodwill of $10.8 million related to Danner division and the investments we have made in our other long-term investments, primarily property and equipment of $4.8 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the "Forward-Looking Statements" caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.


Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we "believe," "expect," or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

     o    Weather conditions
     o    Those related to general economic conditions including interest rates
     o Outbreak of disease affecting product development and sourcing production
     o    The demand for outdoor footwear products
     o Inventory levels required for sourced product and emphasis on forecasting capabilities
     o    Performance of its manufacturing facilities
     o Limited ability to resupply customer for fill-in orders for sourced product
     o    Dealer inventory levels
     o    Cancellation of current orders
     o Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers

     o    Increased competition
     o    Ability to protect intellectual property
     o    Cyclical nature of the Footwear sector
     o    Changes in consumer buying patterns
     o    Loss of a material customer
     o    Lead times (or delays) for sourced product
     o    Unforeseen work stoppages
     o    Acts of terrorism or military activities

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of March 29, 2003, we had swap agreements in effect totaling $4.0 million notional amount maturing October 2003. The variable rate borrowings not offset by swap agreements at March 29, 2003 totaled $7.7 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout the first quarter of 2003, a 100-basis point change in LIBOR would have caused our monthly interest expense to change by approximately $6,000. We believe that these amounts are not material to our earnings.


ITEM 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------

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



                                       LACROSSE FOOTWEAR, INC.
                                       -----------------------
                                             (Registrant)


Date:        May 12, 2003          By:    /s/ Joseph P. Schneider
                                          --------------------------------------
                                          Joseph P. Schneider
                                          President and Chief Executive Officer


Date:         May 12, 2003         By:    /s/ David P. Carlson
                                          --------------------------------------
                                          David P. Carlson
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

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


Date: May 12, 2003                     By: /s/ Joseph P. Schneider
                                          --------------------------------------
                                           Joseph P. Schneider
                                           President and Chief Executive Officer

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

Date:        May 12, 2003             By: /s/ David P. Carlson
                                         ---------------------------------------
                                          David P. Carlson
                                          Executive Vice President and Chief
                                          Financial Officer

                             LaCrosse Footwear, Inc.
                 Exhibit Index to Quarterly Report on Form 10-Q
                      for the Quarter ended March 29, 2003




Exhibit No.     Exhibit Description
-----------     -------------------


(99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350