Form 10-Q
period 2003-06-28
LACROSSE FOOTWEAR INC
filed 2003-08-04
CIK 919443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 28, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ____________ to ______________

                         Commission File Number 0-238001


                             LaCrosse Footwear, Inc.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Wisconsin                                    39-1446816
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                           18550 NE Riverside Parkway
                             Portland, Oregon 97230
    ------------------------------------------------------------------------
               (Address, zip code of principal executive offices)

                                 (503) 766-1010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of July 31, 2003: 5,874,449 shares
-------------------------------------------------------------------------------

                             LaCrosse Footwear, Inc.

                                 Form 10-Q Index

                       For the Quarter Ended June 28, 2003




                                                                                                           Page

PART I.        Financial Information

               Item 1.    Condensed Consolidated Balance Sheets                                               3

                          Condensed Consolidated Statements of Operations                                     4

                          Condensed Consolidated Statements of Cash Flows                                     5

                          Notes to Condensed Consolidated Financial Statements                                6

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                          of Operations                                                                      11

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         16

               Item 4.    Controls and Procedures                                                            16

PART II.       Other Information

               Item 1.    Legal Proceedings                                                                  17

               Item 4.    Submission of Matters to a Vote of Security Holders                                17

               Item 6.    Exhibits and Reports on Form 8-K                                                   18

Signatures                                                                                                   19

Certifications                                                                                               20

Exhibit Index                                                                                                22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. Financial Statements

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share and per share data)                        June 28,            December 31,
                                                                         2003                  2002
                                                                   ----------------------------------------
Assets                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                          $     --              $     --
   Trade accounts receivable, net                                       12,463                15,302
   Inventories (2)                                                      25,033                23,460
   Refundable income taxes (3)                                              --                 2,888
   Prepaid expenses, deferred tax assets and other                       1,645                 1,519
                                                                   ----------------------------------------
          Total current assets                                          39,141                43,169

Property and equipment, net                                              4,807                 4,979
Goodwill (6)                                                            10,753                10,753
Deferred income tax assets and other                                     1,102                 1,944
                                                                   ----------------------------------------
          Total assets                                                $ 55,803              $ 60,845
                                                                   ========================================



Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term obligations                        $  3,026              $  1,611
   Notes payable, bank                                                   8,311                 8,378
   Accounts payable                                                      3,257                 4,667
   Accrued expenses                                                      2,466                 2,906
                                                                   ----------------------------------------
          Total current liabilities                                     17,060                17,562

Long-term obligations                                                       --                 2,821
Compensation and benefits (7)                                            3,649                 4,711
Deferred income tax liability                                              650                   662
                                                                   ----------------------------------------
          Total liabilities                                             21,359                25,756

Shareholders' Equity:
Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   6,717,627 shares                                                         67                    67
Additional paid-in capital                                              26,434                26,434
Accumulated other comprehensive loss                                    (1,370)               (1,370)
Retained earnings                                                       14,126                14,771
Less cost of 843,178 shares of treasury stock                           (4,813)               (4,813)
                                                                   ----------------------------------------
          Total shareholders' equity                                    34,444                35,089
                                                                   ----------------------------------------
          Total liabilities and shareholders' equity                  $ 55,803              $ 60,845
                                                                   ========================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)                                             Quarter Ended                      First Half Ended
                                                    June 28,       June 29,           June 28,         June 29,
                                                      2003           2002               2003             2002
                                                 -----------------------------     -----------------------------
Net sales                                        $      18,588   $     19,975      $      38,462   $     42,796
Cost of goods sold                                      12,981         15,849             26,869         32,764
                                                 -----------------------------     -----------------------------
    Gross profit                                         5,607          4,126             11,593         10,032
Selling and administrative expenses                      5,410          7,436             11,739         16,019
                                                 -----------------------------     -----------------------------
    Operating income (loss)                                197         (3,310)              (146)        (5,987)

Non-operating income (expense):
     Interest expense                                     (229)          (512)              (520)          (870)
     Miscellaneous                                          36             45                 21             97
                                                 -----------------------------     -----------------------------
                                                          (193)          (467)              (499)          (773)
                                                 -----------------------------     -----------------------------

     Income (loss) before income tax benefit                 4         (3,777)              (645)        (6,760)
Provision for income tax benefit (3)                        --             --                 --         (1,000)
                                                 -----------------------------     -----------------------------
Net income (loss) before cumulative effect
    of change in accounting principle                        4         (3,777)              (645)        (5,760)
Cumulative effect of change in accounting
    principle (6)                                           --             --                 --         (1,028)
                                                 -----------------------------     -----------------------------
     Net income (loss)                           $           4   $     (3,777)     $        (645)  $     (6,788)
                                                 =============================     =============================

Net income (loss) per common share before
cumulative effect of change in accounting
principle:
     Basic and diluted                           $          --   $      (0.64)     $       (0.11)  $      (0.98)

Cumulative effect of change in accounting
principle:
     Basic and diluted                           $          --   $         --      $          --   $      (0.18)


Net loss per common share:
     Basic and diluted                           $          --   $      (0.64)     $       (0.11)  $      (1.16)


Weighted average shares outstanding:
    Basic                                                5,874          5,874              5,874          5,874
    Diluted                                              5,892          5,874              5,874          5,874





The accompanying notes are an integral part of the condensed consolidated financial statements.

                     LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                           First Half Ended
(Unaudited)                                                                         June 28,           June 29,
                                                                                      2003               2002
                                                                                 ----------------------------------
Cash flows from operating activities
   Net loss                                                                       $       (645)    $     (6,788)
   Adjustments to reconcile net loss to net cash provided in
      operating activities:
      Depreciation and amortization                                                        855            1,838
      Loss on disposal and impairment charge for plant and equipment                        --              624
      Deferred income taxes                                                                 --            1,472
      Goodwill impairment charge                                                            --            1,028
      Other                                                                                117               --
      Changes in assets and liabilities:
           Trade accounts receivable                                                     2,839            4,168
           Inventories                                                                  (1,573)           5,198
           Refundable income taxes                                                       2,888               --
           Accounts payable                                                             (1,410)          (2,489)
           Accrued expenses and other                                                   (1,033)          (1,202)
                                                                                 ----------------------------------
   Net cash provided by operating activities                                             2,038            3,849
                                                                                 ----------------------------------

Cash flows from investing activities
   Capital expenditures                                                                   (589)            (341)
   Proceeds from sale of property and equipment                                             23               --
   Other                                                                                     1               --
                                                                                 ----------------------------------
   Net cash used in investing activities                                                  (565)            (341)
                                                                                 ----------------------------------

Cash flows from financing activities
  Net payments on short-term borrowings                                                    (67)          (2,948)
  Principal payments on long-term obligations                                           (1,406)            (798)
                                                                                 ----------------------------------
  Net cash used in financing activities                                                 (1,473)          (3,746)
                                                                                 ----------------------------------

  Net increase (decrease) in cash and cash equivalents                                      --             (238)

Cash and cash equivalents:
  Beginning                                                                                 --              271
                                                                                 ----------------------------------
  Ending                                                                          $         --     $         33
                                                                                 ==================================

Supplemental information Cash payments (refunds) of:
  Interest                                                                        $        726     $        932
  Income taxes                                                                    $     (2,888)    $     (2,340)


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

     Changes in our warranty liability during the quarters ended June 28, 2003 and June 29, 2002 are as follows:

                                        For the Quarter Ended           For the First Half Ended
     (In thousands)                 June 28, 2003    June 29, 2002   June 28, 2003    June 29, 2002
                                    -----------------------------------------------------------------
     Balance, beginning             $       996    $       1,112    $        999    $       1,112
     Accruals for products sold             464              790           1,124            1,604
     Costs incurred                        (464)            (790)         (1,127)          (1,604)
                                    -----------------------------------------------------------------
     Balance, ending                $       996    $       1,112    $        996    $       1,112
                                    =================================================================

     e.   Net Income (Loss) Per Share

     Basic EPS excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

     f.   Stock-Based Compensation

     At June 28, 2003, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                             For the Quarter Ended        For the First Half Ended
        (In Thousands, except for per share data)         June 28, 2003  June 29, 2002  June 28, 2003  June 29, 2002
        -------------------------------------------------------------------------------------------------------------
        Net income (loss) - as reported                   $          4   $     (3,777)  $       (645)  $     (6,788)

        Deduct: Total stock-based employee compensation
          expense determined under the fair value based
          method for all awards                                    (43)           (23)           (84)           (49)
                                                          ------------   ------------   ------------   ------------
        Pro forma net loss                                $        (39)  $     (3,800)  $       (729)  $     (6,837)

        Income (loss) per share:
           Basic and diluted - as reported                $       0.00   $      (0.64)  $      (0.11)  $      (1.16)
           Basic and diluted - pro forma                  $      (0.01)  $      (0.65)  $      (0.12)  $      (1.16)

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which requires the issuer to classify certain freestanding financial instruments as liabilities. Under the provisions of SFAS 150, common stock issued with mandatory redemption features that require the Company to repurchase the shares upon an event that is certain to occur, such as termination of employment or death of the stockholder, is no longer classified as equity; instead, these shares will be reported as shares subject to mandatory redemption and classified as a liability in the balance sheet. In such circumstances, disclosure of the components of this liability will be included in the notes to the financial statements. The requirements of SFAS 150 will apply to the Company for its quarter ending September 27, 2003. We do not believe that the adoption of this pronouncement will have a material effect on the financial statements.



2.   INVENTORIES

     Inventories are comprised of the following:

         (In thousands)                    June 28,       December 31,
                                             2003             2002
                                        -------------------------------
         Raw materials                  $       1,763    $      1,604
         Work in process                          162             183
         Finished goods                        23,108          21,673
                                        -------------------------------
         Total                          $      25,033    $     23,460
                                        ===============================

     Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at June 28, 2003 and December 31, 2002 are net of reserves of $1.5 million to cover losses incurred in the disposition of slow moving and obsolete inventories. If the FIFO method had been used to value all inventories, inventories would have been approximately $0.2 million lower than reported at June 28, 2003 and December 31, 2002.

3.   INCOME TAXES

     We recorded an income tax benefit in the fourth quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. In June 2003, we received an income tax refund of $2.9 million relating to the carryback of tax losses incurred in 2002. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

     During the first half of 2003, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance. During the first quarter of 2002, we recorded an income tax refund receivable for $2.3 million and as a result we also recorded a tax benefit of $1.0 million and reduced our deferred income tax assets by $1.3 million.

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

     During 2003, the Board of Directors granted options to purchase approximately 190,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $2.58 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted. The options generally vest in equal increments over a five-year period.

5.   FACILITY SHUTDOWN CHARGE

     In the second quarter of 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. At December 31, 2002, we had a reserve of $0.4 million. A summary of the activity for the first half of 2003 related to this reserve is as follows (in thousands):


                                                       Balance                        Payments or        Balance
                                                    December 31,      New Charges    Reserves Used       June 28,
                                                        2002                                               2003
                                                   --------------------------------------------------------------------
         Facility shutdown reserves                $       367       $        --    $         72       $       295
                                                   ====================================================================

6.   GOODWILL

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under SFAS 142, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill ceased. We completed the transitional impairment test during 2002 for the Safety and Industrial and Danner division's goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Safety and Industrial division goodwill was impaired. Accordingly, we recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002. During the first quarter of 2003, we completed the annual impairment test using an independent appraiser, noting no further impairment.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the first half ended June 28, 2003 are as follows (in thousands):

                                                                   Safety and
                                                                   Industrial       Danner        Total
                                                                 ---------------------------------------
         Balance as of January 1, 2002                             $    1,028     $ 10,753    $ 11,781
         Impairment loss                                               (1,028)          --      (1,028)
                                                                 ---------------------------------------
         Balance as of December 31, 2002                           $       --     $ 10,753    $ 10,753
                                                                 =======================================

         Balance as of June 28, 2003                               $       --     $ 10,753    $ 10,753
                                                                 =======================================

7.   COMPENSATION AND BENEFITS

     Deferred Compensation:

     At the request of a related party, the Company paid deferred compensation in the amount of $0.4 million during the second quarter of 2003.

     Postretirement Benefit Plan:
     As a result of the elimination of its postretirement medical plan, the Company incurred a curtailment gain of $0.3 million in the second quarter of 2003. As of June 28, 2003, the Company's remaining postretirement benefit obligation of approximately $0.3 million is comprised solely of postretirement life insurance benefits.

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


(In thousands)                               For the Quarter Ended                For the First Half Ended
                                       June 28,      June 29,    % Change     June 28,     June 29,     % Change
                                         2003          2002                     2003         2002
                                     ------------- ------------- ---------- ------------- ------------ -----------
Net Sales                                $ 18,588      $ 19,975     (6.9)       $ 38,462    $ 42,796       (10.1)
Gross Profit                                5,607         4,126     35.9          11,593      10,032        15.6
Selling and Administrative Expenses         5,410         7,436    (27.2)         11,739      16,019       (26.7)
Non-Operating Expenses                        193           467    (58.7)            499         773       (35.4)
Income Tax Benefit                             --            --       --              --      (1,000)     (100.0)
Cumulative Effect of Change in
    Accounting Principle                       --            --       --              --       1,028      (100.0)

Our business is seasonal with lower revenues historically being generated during the first two quarters of the year. As a result, revenue for the first half ended June 28, 2003 should not be considered indicative of results to be reported for the balance of the fiscal year.

Net Sales

Net sales for the quarter ended June 28, 2003 decreased $1.4 million, or 6.9%, to $18.6 million from $20.0 million from the same period in 2002. The decrease in net sales was due to a 37.0% decrease in the Safety and Industrial channel of LaCrosse(R) and Rainfair(R) brand products, largely offset by a 7.7% increase in the Retail channel of LaCrosse brand products, and an increase of 13.4% in Danner (R) brand products over the same period last year. Net sales in the Safety and Industrial channel of distribution declined from the second quarter of 2002 as a result of a continued soft economy and a reduction in the number of products being offered for sale particularly in the private label and mass merchant markets. The LaCrosse Retail channel experienced an increase in net sales from the second quarter of 2002 due to strong sales in the recreational hunting and rubber boot categories. The net sales increase for the Danner brand was primarily increased volume related to improved product offerings for niche hunting, occupational and uniform markets.

Net sales for the first half ended June 28, 2003 decreased $4.3 million, or 10.1%, to $38.5 million from $42.8 million from the respective period in 2002. The decrease in net sales was due to an 11.5% decrease in the Retail channel of LaCrosse brand products and a 29.7% decrease in the Safety and Industrial channel of LaCrosse and Rainfair brand products, partially offset by a 11.1% increase in Danner brand products over the same period of last year. These decreases were the result of a continued soft economy and a reduction in the number of products being offered for sale, particularly in the private label and mass merchant markets in the Safety and Industrial channel of distribution.

Gross Profit

Gross profit for the quarter ended June 28, 2003 increased to $5.6 million, or 30.2% of net sales, from $4.1 million, or 20.7% of net sales, for the second quarter of 2002. Gross margins as a percent of net sales have improved due to a reduction in sales of discontinued products, eliminating lower-margin products, and the introduction of new, higher- margin products.

Gross profit for the first half ended June 28, 2003 increased to $11.6 million, or 30.1% of net sales, from $10.0 million, or 23.4% of net sales, for the first half of 2002. Gross margins as a percent of net sales have improved due to a reduction in sales of discontinued products, eliminating lower-margin products, and the introduction of new, higher-margin products.


Selling and Administrative Expenses

Selling and administrative expenses decreased $2.0 million, or 27.2%, to $5.4 million for the quarter ended June 28, 2003 compared to $7.4 million for the same period a year ago. The decrease is management's focus on transforming the Company from a fixed-cast manufacturing model to a brand-driven, variable expense model. Specifically, the decrease is a result of the absence of one-time charges from the prior year ($1.3 million), a one-time credit of $0.3 million to reduce our postretirement benefit obligation, reductions in sales commissions and distribution costs associated with the reduced sales volume, and consolidation of the Retail and Safety and Industrial operations in Portland, Oregon. In the second quarter of 2002, we recorded a $1.0 million charge related to relocating the Safety and Industrial division as well as a final charge of $0.3 million related to the change in the estimated life of our former enterprise software package.

Selling and administrative expenses decreased $4.3 million, or 26.7%, to $11.7 million for the first half ended June 28, 2003 compared to $16.0 million for the same period a year ago. The decrease is management's focus on transforming the Company from a fixed-cast manufacturing model to a brand-driven, variable expense model. Specifically, the decrease is a result of one-time charges from the prior year ($2.9 million), a one-time credit due to the elimination of the retiree health care liability ($0.3 million), reductions in sales commissions and distribution costs associated with the reduced sales volume, and consolidation of the Retail and Safety and Industrial operations in Portland, Oregon. In the first half of 2002, we recorded $2.9 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Safety and Industrial division to Portland, Oregon from Racine, Wisconsin ($1.0 million). This includes one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of our former enterprise software package and a non-cash property and equipment impairment charge of $0.6 million.

Non-Operating Expenses

Non-operating expenses of $0.2 million decreased by 58.7% to 1.0% of net sales for the quarter ended June 28, 2003, from 2.3% of net sales, or $0.5 million for the quarter ended June 29, 2002. In the second quarter of 2003 as compared to the same period of 2002, interest expense has decreased due to lower interest rates and lower average borrowings.

Non-operating expenses of $0.5 million decreased by 35.4% to 1.3% of net sales for the first half ended June 28, 2003, from 1.8% of net sales, or $0.8 million for the six months ended June 29, 2002. In the first half of 2003 as compared to the same period of 2002, interest expense has decreased due to lower interest rates and lower average borrowings.

Income Tax Benefit

We recorded an income tax benefit of $2.9 million in the fourth quarter of 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. In June 2003, we received an income tax refund of $2.9 million relating to the carryback of tax losses incurred in 2002. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

During the first half of 2003, we generated a deferred tax asset related to net operating losses, but this was offset by a corresponding increase in the deferred tax valuation allowance. During the first quarter of 2002, we recorded an income tax refund receivable for $2.3 million and as a result we also recorded a tax benefit of $1.0 million and reduced our deferred income tax assets by $1.3 million.

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

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $47.5 million. The credit agreement is used to support working capital requirements. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At June 28, 2003, we had $8.3 million of outstanding borrowings under the credit agreement and unused availability of $9.1 million. Our current credit agreement expires in June of 2004. We are currently in the process of reviewing with lenders a credit facility that will meet our future credit needs when our current agreement expires.

Net cash provided by operating activities was $2.0 million in the first half of 2003 compared to $3.8 million provided by operating activities in the same period of 2002. In the first half of 2003, accounts receivable decreased by $2.8 million. This was offset by a net loss of $0.6 million, an increase in inventory of $1.6 million and a decrease of $1.4 million in accounts payable. The $1.6 million increase in inventory is a normal seasonal build up in anticipation of third quarter sales. The decrease in accounts receivable is normal for the period. In the first half of 2002, inventory and accounts receivable decreased by $5.2 million and $4.2 million, respectively, and we recorded a non-cash goodwill impairment charge of $1.0 million. These were offset by a net loss of $6.8 million, and a decrease of $2.5 million in accounts payable.

Net cash used in investing activities was $0.6 million in the first half of 2003 compared to $0.3 million for the same period of 2002. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $1.5 million in the first half of 2003 compared to $3.7 million for the same period of 2002. During the first half of 2003, we repaid $0.1 million in short-term borrowings and $1.4 million in long-term obligations. During the same period of 2002, we repaid $2.9 million in short-term borrowings and $0.8 million in long-term obligations. In the first quarter of 2003, we redeemed the cash surrender value of certain of our life insurance policies for cash totaling approximately $0.6 million. Such cash was applied directly to pay down a portion of the principal balance of our term loan, thereby reducing the amount due in 2004 to $2.2 million.

At the end of the second quarter of 2003, we were in compliance with all covenants in our credit agreements.

A summary of our contractual cash obligations at June 28, 2003 is as follows:


(In Thousands)                                                    Payments due by period
                                                                  ----------------------
Contractual Obligations                            Remaining                                               2007 and
                                       Total        in 2003         2004            2005        2006      Thereafter
                                       -----        -------         ----            ----        ----      ----------
Long-term debt                      $  3,000       $    800     $  2,200        $      -      $      -     $     -
Operating leases                       5,100            900        1,100           1,200         1,000         900
Total contractual cash obligations  $  8,100       $  1,700     $  3,300        $  1,200      $  1,000     $   900

We also have a commercial commitment as described below:

(In thousands)
 Other Commercial Commitment      Total Amount Committed       Outstanding at 6/28/03         Date of Expiration
 ---------------------------      ----------------------       ----------------------         ------------------
        Line of credit                   $ 47,500                      $ 8,311                     June 2004

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

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our June 28, 2003 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $1.0 million at June 28, 2003 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before June 28, 2003.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the annual consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See Item 3 in this Form 10-Q for sensitivity analysis relating to the effects of possible changes to our assumptions regarding such obligations.

Allowance for Excess and Obsolete Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe the reserve of $1.5 million at June 28, 2003 is adequate.

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

Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we "believe," "expect," or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

     o    Weather conditions affecting the demand for outdoor footwear products
     o    General economic conditions including interest rates
     o    Those related to general economic conditions including interest rates
     o Outbreak of disease affecting product development and sourcing production
     o    Demand for outdoor footwear products
     o Inventory levels required for sourced product and emphasis on forecasting capabilities
     o    Performance of its manufacturing facilities
     o Limited ability to resupply customer for fill-in orders for sourced product
     o    Dealer inventory levels
     o    Cancellation of current orders
     o Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers
     o    Increased competition
     o    Ability to protect intellectual property
     o    Cyclical nature of the Footwear sector
     o    Changes in consumer buying patterns
     o    Loss of a material customer
     o    Lead times (or delays) for sourced product
     o    Unforeseen work stoppages
     o    Acts of terrorism or military activities
     o    Foreign currency exchange rate risk

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of June 28, 2003, we had one swap agreement in effect with a $4.0 million notional amount maturing October 2003. The variable rate borrowings not offset by the swap agreement at June 28, 2003 totaled $7.3 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout the second quarter of 2003, a 100-basis point (one percentage point) change in LIBOR would have caused our monthly interest expense to change by approximately $6,000. We believe that these amounts are not material to our earnings.

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2002, we used an estimated discount rate of 7 percent. A one-percentage point (100 basis points) reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2003 with a similar charge to equity. Furthermore, a plus or minus one percent change in the assumed expected rate of return on pension plan assets would affect the pension plan liability by approximately $0.1 million.


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

(b) Changes in internal controls. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

In October 2002, we received a letter from a public interest environmental group alleging that we are in violation of product labeling requirements contained in the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65 or the Act). The Act requires, among other things, that manufacturers of products sold in California provide "clear and reasonable warning" if the product contains a chemical listed by the State of California as a carcinogen or reproductive toxicant above "No Significant Risk Levels." In our situation, the environmental group alleges polyvinyl chloride (PVC) in our rainwear products contains lead and/or lead compounds above the California standards. If in fact, the lead or lead compounds exceed the California standards, we plan to take the appropriate corrective or remedial action warranted. While the maximum statutory penalties for violating Proposition 65 are severe, we do not believe that violations, if any, of Proposition 65 by us will have a material adverse effect on us, or our business, operations or financial position. This matter has been settled pending the Court's approval of the settlement. Generally, a court will only disallow a Proposition 65 settlement when it feels that a disproportionate amount of the settlement has been allocated to the plaintiff's attorney's fees and costs, rather than a supplemental environmental project in lieu of a penalty. We do not believe that is the case here.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 13, 2003. At such meeting, Luke E. Sims and John D. Whitcombe were elected as directors of the Company for terms to expire at the 2006 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes:
Luke E. Sims - 5,191,975 shares voted for, 0 against, and 37,341 abstain; and John D. Whitcombe - 5,194,875 shares voted for, 0 against, and 34,441 abstain. The other directors of the Company where terms of office continued after the 2003 annual meeting of shareholders are as follows: terms expiring at the 2004 annual meeting - George W. Schneider, Joseph P. Schneider and Stephen F. Loughlin; and terms expiring at the 2005 annual meeting - Richard A. Rosenthal and Frank J. Uhler, Jr.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits


     (99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

     (99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350


     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated May 12, 2003, furnishing under Item 12 the Company's press release, dated May 12, 2003, with respect to its financial results for the first quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LACROSSE FOOTWEAR, INC.
                              (Registrant)


Date:  August 4, 2003        By:    /s/ Joseph P. Schneider
                                    -------------------------------------
                                    Joseph P. Schneider
                                    President and Chief Executive Officer


Date:  August 4, 2003        By:    /s/ David P. Carlson
                                    -------------------------------------
                                    David P. Carlson
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)

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


Date:  August 4, 2003            By:    /s/ Joseph P. Schneider
                                 --------------------------------------------
                                 Joseph P. Schneider
                                 President and Chief Executive Officer

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

Date: August 4, 2003             By:    /s/ David P. Carlson
                                 --------------------------------------------
                                 David P. Carlson
                                 Executive Vice President and Chief
                                 Financial Officer

                             LaCrosse Footwear, Inc.

                 Exhibit Index to Quarterly Report on Form 10-Q

                       For the Quarter Ended June 28, 2003



Exhibit
No.                   Exhibit Description
-------               -------------------

(99.1) Certification of President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(99.2) Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350