Form 10-Q
period 2003-09-27
LACROSSE FOOTWEAR INC
filed 2003-11-07
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

or

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

18550 NE Riverside Parkway
          Portland, Oregon 97230
(Address, zip code of principal executive offices)

          (503) 766-1010
(Registrant’s telephone number, including area code)

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
Yes ___   No X

_________________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of October 31, 2003: 5,874,449 shares

LaCrosse Footwear, Inc.

Form 10-Q Index

For the Quarter Ended September 27, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27, 2003	December 31, 2002
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$--	$--
Trade accounts receivable, net	24,011	15,302
Inventories (2)	27,420	23,460
Refundable income taxes	--	2,888
Prepaid expenses, deferred tax assets and other	1,385	1,519

Total current assets	52,816	43,169
Property and equipment, net	4,825	4,979
Goodwill (6)	10,753	10,753
Other assets	1,014	1,944

Total assets	$69,408	$60,845

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term obligations	$2,998	$1,611
Notes payable, bank	18,690	8,378
Accounts payable	4,262	4,667
Accrued expenses	2,657	2,906

Total current liabilities	28,607	17,562
Long-term obligations	--	2,821
Compensation and benefits (7)	3,589	4,711
Deferred income tax liability	628	662

Total liabilities	32,824	25,756
Shareholders' Equity:
Common stock, par value $.01 per share,
authorized 50,000,000 shares; issued
6,717,627 shares	67	67
Additional paid-in capital	26,434	26,434
Accumulated other comprehensive loss	(1,370)	(1,370)
Retained earnings	16,266	14,771
Less cost of 843,178 shares of treasury stock	(4,813)	(4,813)

Total shareholders' equity	36,584	35,089

Total liabilities and shareholders' equity	$69,408	$60,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$29,900	$29,155	$68,362	$71,951
Cost of goods sold	20,509	20,267	47,378	53,031

Gross profit	9,391	8,888	20,984	18,920
Selling and administrative expenses	6,979	7,590	18,718	23,611

Operating income (loss)	2,412	1,298	2,266	(4,691)
Non-operating income (expense):
Interest expense	(270)	(474)	(790)	(1,344)
Miscellaneous	(2)	39	19	138

	(272)	(435)	(771)	(1,206)

Income (loss) before income tax benefit	2,140	863	1,495	(5,897)
Provision for income tax benefit (3)	--	--	--	(1,000)

Net income (loss) before cumulative effect
of change in accounting principle	2,140	863	1,495	(4,897)
Cumulative effect of change in accounting
principle (6)	--	--	--	(1,028)

Net income (loss)	$2,140	$863	$1,495	$(5,925)

Net income (loss) per common share before
cumulative effect of change in accounting
principle:
Basic and diluted	$0.36	$0.15	$0.25	$(0.83)
Cumulative effect of change in accounting
principle:
Basic and diluted	$--	$--	$--	$(0.18)
Net income (loss) per common share:
Basic and diluted	$0.36	$0.15	$0.25	$(1.01)
Weighted average shares outstanding:
Basic	5,874	5,874	5,874	5,874
Diluted	5,932	5,874	5,898	5,874

        The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Quarters Ended
(Unaudited)	September 27, 2003	September 28, 2002
Cash flows from operating activities
Net income (loss)	$1,495	$(5,925)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,293	2,327
Loss on disposal and impairment charge for plant and equipment	--	624
Deferred income taxes	--	1,472
Goodwill impairment charge	--	1,028
Other	133	--
Changes in assets and liabilities:
Trade accounts receivable	(8,709)	(6,033)
Inventories	(3,960)	7,103
Refundable income taxes	2,888	--
Accounts payable	(405)	(1,609)
Accrued expenses and other	(664)	(1,406)

Net cash used in operating activities	(7,929)	(2,419)

Cash flows from investing activities
Capital expenditures	(972)	(644)
Proceeds from sale of property and equipment	23	--

Net cash used in investing activities	(949)	(644)

Cash flows from financing activities
Net proceeds on short-term borrowings	10,312	3,615
Principal payments on long-term obligations	(1,434)	(823)

Net cash provided by financing activities	8,878	2,792

Net increase (decrease) in cash and cash equivalents	--	(271)
Cash and cash equivalents:
Beginning	--	271

Ending	$--	$--

Supplemental information
Cash payments (refunds) of:
Interest	$1,018	$1,391
Income taxes	(2,888)	(2,340)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation and Use of Estimates

LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all normal recurring adjustments necessary to present fairly the results for the interim periods shown.

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

Changes in our warranty liability during the quarters ended September 27, 2003 and September 28, 2002 are as follows:

	Quarter Ended		Three Quarters Ended
(In thousands)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Balance, beginning	$996	$1,112	$999	$1,112
Accruals for products sold	323	533	1,447	2,137
Costs incurred	(323)	(533)	(1,450)	(2,137)

Balance, ending	$996	$1,112	$996	$1,112

e.	Net Income (Loss) Per Share

Basic earnings per share excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

f.	Stock-Based Compensation

At September 27, 2003, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, ” Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended		Three Quarters Ended
(In Thousands, except for per share data)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss) - as reported	$2,140	$863	$1,495	$(5,925)
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards	(32)	(7)	(116)	(56)

Pro forma net income (loss)	$2,108	$856	$1,379	$(5,981)
Income (loss) per share:
Basic - as reported	$0.36	$0.15	$0.25	$(1.01)
Diluted - as reported	$0.36	$0.15	$0.25	$(1.01)
Basic - pro forma	$0.36	$0.15	$0.25	$(1.01)
Diluted - pro forma	$0.36	$0.15	$0.23	$(1.02)

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

g.	Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN 46 will apply to us beginning in the fourth quarter of 2003. We do not believe that the initial adoption of FIN 46 will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which requires the issuer to classify certain freestanding financial instruments as liabilities. Under the provisions of SFAS 150, common stock issued with mandatory redemption features that require the Company to repurchase the shares upon an event that is certain to occur, such as termination of employment or death of the stockholder, is no longer classified as equity; instead, these shares will be reported as shares subject to mandatory redemption and classified as a liability in the balance sheet. In such circumstances, disclosure of the components of this liability will be included in the notes to the financial statements. The requirements of SFAS 150 applied to us for our quarter ended September 27, 2003. The initial adoption of this pronouncement did not have a material impact on our results of operations or financial position.

2.	INVENTORIES

Inventories are comprised of the following:

(In thousands)	September 27, 2003	December 31, 2002
Raw materials	$1,651	$1,604
Work in process	168	183
Finished goods	25,601	21,673

Total	$27,420	$23,460

Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at September 27, 2003 and December 31, 2002 are net of reserves of $2.0 million and $1.5 million, respectively, to cover losses incurred in the disposition of slow moving and obsolete inventories. The increase in reserves is due to management’s assessment of sales of discontinued and slow-moving industrial products. If the FIFO method had been used to value all inventories, inventories would have been approximately $0.2 million lower than reported at September 27, 2003 and December 31, 2002.

3.	INCOME TAXES

No income tax provision has been presented for the quarter and the three quarter periods ended September 27, 2003 primarily due to the utilization of net operating loss carry-forwards. During the first three quarters of 2002, we generated a $2.3 million deferred tax asset related to net operating losses, but $1.3 million of this was offset by a corresponding increase in the deferred tax valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from our deferred income tax assets, we have placed a valuation allowance to fully offset these otherwise recognizable deferred tax assets. Once we have attained a sustained level of profitability, we will reconsider the need for such a valuation allowance. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

During 2003, the Board of Directors granted options to purchase approximately 191,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $2.58 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted. The options generally vest in equal increments over a five-year period.

5.	FACILITY SHUTDOWN CHARGE

In the second quarter of 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. At December 31, 2002, we had a reserve of $0.4 million. A summary of the activity for the first three quarters of 2003 related to this reserve is as follows (in thousands):

	Balance December 31, 2002	New Charges	Payments or Reserves Used	Balance September 27, 2003
Facility shutdown reserves	$367	$38	$72	$333

6.	GOODWILL

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under SFAS 142, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill ceased. We completed the transitional impairment test during 2002 for the Safety and Industrial and Danner division’s goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Safety and Industrial division goodwill was impaired. Accordingly, we recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002. During the first quarter of 2003, we completed the annual impairment test using an independent appraiser, noting no further impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the first three quarters ended September 27, 2003 are as follows (in thousands):

	Safety and Industrial	Danner	Total
Balance as of January 1, 2002	$1,028	$10,753	$11,781
Impairment loss	(1,028)	--	(1,028)

Balance as of December 31, 2002	$--	$10,753	$10,753

Balance as of September 27, 2003	$--	$10,753	$10,753

7.	POSTRETIREMENT BENEFIT PLAN

As a result of the elimination of our postretirement medical plan, we incurred a curtailment gain of $0.3 million in the second quarter of 2003. As of September 27, 2003, our remaining postretirement benefit obligation of approximately $0.3 million is comprised solely of a postretirement death benefit.

ITEM  2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

(In thousands)	Quarter Ended			Three Quarters Ended
	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Net Sales	$29,900	$29,155	2.6	$68,362	$71,951	(5.0)
Gross Profit	9,391	8,888	5.7	20,984	18,920	10.9
Selling and Administrative Expenses	6,979	7,590	(8.1)	18,718	23,611	(20.7)
Non-Operating Expenses	272	435	(37.5)	771	1,206	(36.1)
Income Tax Benefit	--	--	--	--	(1,000)	(100.0)
Cumulative Effect of Change in
Accounting Principle	--	--	--	--	1,028	(100.0)

Our business is seasonal with lower revenues historically being generated during the first two quarters of the year. As a result, revenue for the first three quarters ended September 27, 2003 should not be considered indicative of results to be reported for the balance of the fiscal year.

Net Sales

Net sales for the quarter ended September 27, 2003 increased $0.7 million, or 2.6%, to $29.9 million from $29.2 million from the same period in 2002. Net sales for the retail channel of the LaCrosse brand improved 10.7%, and net sales for the Danner brand improved 7.1% over the same period last year. The LaCrosse® brand retail channel experienced an increase in net sales from the third quarter of 2002 due to stronger sales in the rubber boot categories, fueled primarily by sales of the Company’s new, patent-pending Alpha line of sporting and occupational rubber clad neoprene boots. The net sales increase for the Danner® brand was primarily related to improved product offerings for the hunting and uniform markets. Net sales for the Safety and Industrial channel of distribution declined by 24.5% from the third quarter of the previous year due to a strategic reduction in sales of lower-margin products, including a reduction in the number of products being offered for sale in the private label and mass merchant markets, and the strategic elimination of low-margin accounts.

Net sales for three quarters ended September 27, 2003 decreased $3.6 million, or 5.0%, to $68.4 million from $72.0 million from the respective period in 2002. The decrease in net sales was due to an 0.3% decrease in the retail channel of LaCrosse brand products and a 28.3% decrease in the Safety and Industrial channel of LaCrosse and Rainfair brand products, partially offset by a 9.5% increase in Danner brand products over the same period of last year. The overall decrease is the result of a strategic reduction in lower margin sales, and a reduction in the number of products being offered in the Safety and Industrial channel for sale, particularly in the private label and mass merchant markets in the Safety and Industrial channel of distribution.

Gross Profit

Gross profit for the quarter ended September 27, 2003 increased to $9.4 million, or 31.4% of net sales, from $8.9 million, or 30.5% of net sales, for the third quarter of 2002. Gross margins as a percent of net sales have improved due to an increase in sales of new, more profitable products, the elimination of lower-margin product lines, and elimination of lower margin sales. The elimination of lower margin products included an increase of $0.5 million in the reserve for slow-moving inventory, this decreased margins by 1.7% for the quarter.

Gross profit for the three quarters ended September 27, 2003 increased to $21.0 million, or 30.7% of net sales, from $18.9 million, or 26.3% of net sales, for the first three quarters of 2002. Gross margins as a percent of net sales have improved due to an increase in sales of new, more profitable products, the elimination of lower-margin product lines, and elimination of lower margin sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.6 million, or 8.1%, to $7.0 million for the quarter ended September 27, 2003 compared to $7.6 million for the same period a year ago. The decrease in expenses resulted from consolidation of LaCrosse Safety and Industrial operations from Racine, Wisconsin, to other company facilities in Portland, Oregon, and La Crosse, Wisconsin.

Selling and administrative expenses decreased $4.9 million, or 20.7%, to $18.7 million for the first three quarters ended September 27, 2003 compared to $23.6 million for the same period a year ago. The decrease is a result of the absence of one-time charges from the prior year ($2.9 million), a one-time credit due to the elimination of the retiree health care liability ($0.3 million), reductions in sales commissions and distribution costs associated with the reduced sales volume, consolidation of the Retail and Safety and Industrial operations in Portland, Oregon, and consolidation of distribution in La Crosse, Wisconsin for LaCrosse Retail and Safety and Industrial. In the first three quarters of 2002, we recorded $2.9 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Safety and Industrial division to Portland, Oregon from Racine, Wisconsin ($1.0 million). This includes one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of our former enterprise software package and a non-cash property and equipment impairment charge of $0.6 million.

Non-Operating Expenses

Non-operating expenses of $0.3 million decreased by 37.5% to 0.9% of net sales for the quarter ended September 27, 2003, from $0.4 million, or 1.5% of net sales for the quarter ended September 28, 2002. In the third quarter of 2003 as compared to the same period of 2002, interest expense has decreased due to lower interest rates and lower average borrowings.

Non-operating expenses of $0.8 million decreased by 36.1% to 1.1% of net sales for the first three quarters ended September 27, 2003, from $1.2 million, or 1.7% of net sales for the first three quarters ended September 28, 2002. In the first three quarters of 2003 as compared to the same period of 2002, interest expense has decreased due to lower interest rates and lower average borrowings.

Income Taxes

No income tax provision has been presented for the quarter and the three quarter periods ended September 27, 2003 primarily due to the utilization of net operating loss carry-forwards. During the first three quarters of 2002, we generated a $2.3 million deferred tax asset related to net operating losses, but $1.3 million of this was offset by a corresponding increase in the deferred tax valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from our deferred income tax assets, we have placed a valuation allowance to fully offset these otherwise recognizable deferred tax assets. Once we have attained a sustained level of profitability, we will reconsider the need for such a valuation allowance. A reduction in the valuation allowance would result in the recognition of an income benefit. Deferred tax assets are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $47.5 million. The credit agreement is used to support working capital requirements. Borrowing availability under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. Excess cash flows from operations are used to pay down the credit agreement. At September 27, 2003, we had $18.7 million of outstanding borrowings under the credit agreement and unused availability of $7.7 million. Our current credit agreement expires in June of 2004. We are in the process of reviewing with lenders a credit facility that will meet our future credit needs when our current agreement expires.

Net cash used in operating activities was $7.9 million in the first three quarters of 2003 compared to $2.4 million used in operating activities in the same period of 2002. In the first three quarters of 2003, accounts receivable and inventories increased by $8.7 million and $4.0 million, respectively. These were offset by net income of $1.5 million, depreciation and amortization of $1.3 million, and a decrease of $0.4 million in accounts payable. The $4.0 million increase in inventory is a seasonal build up for third and fourth quarter sales. The increase in accounts receivable is normal for the period. In the first three quarters of 2002, inventory decreased by $7.1 million (due to improved inventory management practices) and we recorded a non-cash goodwill impairment charge of $1.0 million. These were offset by a net loss of $5.9 million, an increase in accounts receivable of $6.0 million and a decrease of $1.6 million in accounts payable.

Net cash used in investing activities was $0.9 million in the first three quarters of 2003 compared to $0.6 million for the same period of 2002. The majority of the cash used in both years was for capital expenditures.

Net cash provided by financing activities was $8.9 million in the first three quarters of 2003 compared to $2.8 million for the same period of 2002. During the first three quarters of 2003, we borrowed $10.3 million in short-term borrowings and repaid $1.4 million in long-term obligations. During the same period of 2002, we borrowed $3.6 million in short-term borrowings and repaid $0.8 million in long-term obligations. In the first quarter of 2003, we redeemed the cash surrender value of certain of our life insurance policies for cash totaling approximately $0.6 million. Such cash was applied directly to pay down a portion of the principal balance of our term loan, thereby reducing the amount due in 2004 to $2.2 million.

At the end of the third quarter of 2003, we were in compliance with all covenants in our credit agreements.

A summary of our contractual cash obligations at September 27, 2003 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	Remaining in 2003	2004	2005	2006	2007 and Thereafter
Long-term debt	$3,000	$800	$2,200	$--	$--	$--

Operating leases	4,700	500	1,100	1,200	1,000	900

Total contractual cash obligations	$7,700	$1,300	$3,300	$1,200	$1,000	$900

We also have a commercial commitment as described below:

(In thousands)

Other Commercial Commitment	Total Amount Committed	Outstanding at September 27, 2003	Date of Expiration
Line of credit	$47,500	$18,690	June 2004

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

Allowance for Doubtful Accounts.  We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our September 27, 2003 accounts receivable.

Product Warranties.  We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $1.0 million at September 27, 2003 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before September 27, 2003.

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

Allowance for Excess and Obsolete Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe the reserve of $2.0 million at September 27, 2003 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” we determined that the goodwill associated with our Safety and Industrial Division was impaired. Accordingly, we recorded a $1.0 million charge in the first quarter of 2002. In assessing the recoverability of our remaining goodwill of $10.8 million related to Danner subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $4.8 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Weather conditions affecting the demand for outdoor footwear products

•	General economic conditions including interest rates

•	Outbreak of disease affecting product development and sourcing production

•	Demand for outdoor footwear products

•	Inventory levels required for sourced product and emphasis on forecasting capabilities

•	Performance of its manufacturing facilities

•	Limited ability to re-supply customer for fill-in orders for sourced product

•	Dealer inventory levels

•	Cancellation of current orders

•	Interruption of supply of technical products due to limited alternative sources

•	Trading policies or import and export regulations and foreign regulation of manufacturers or suppliers

•	Increased competition

•	Ability to protect intellectual property

•	Cyclical nature of the footwear industry

•	Changes in consumer buying patterns

•	Loss of a material customer

•	Unforeseen work stoppages

•	Acts of terrorism or military activities

•	Foreign currency exchange rate risk

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. We enter into interest rate swap agreements (swap agreements) to reduce our exposure to interest rate fluctuations on our floating rate debt. The swap agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. In addition, we record the fair value of the swap agreements each month as an adjustment to interest expense. As of September 27, 2003, we had one swap agreement in effect with a $4.0 million notional amount maturing October 15, 2003. The variable rate borrowings not offset by the swap agreement at September 27, 2003 totaled $17.7 million. Swap agreement rates are based on the three-month LIBOR rate. Based on average floating rate borrowings outstanding throughout the third quarter of 2003, a 100-basis point (one percentage point) change in LIBOR would have caused our monthly interest expense to change by approximately $12,000. We believe that these amounts are not material to our earnings.

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2002, we used an estimated discount rate of 7 percent. A one-percentage point (100 basis points) reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2003 with a similar charge to equity. Furthermore, a plus or minus one percent change in the expected rate of return on pension plan assets would affect the pension plan liability by approximately $0.1 million.

ITEM 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(4.7)	Second Amendment, dated February 11, 2003, to Credit Agreement dated June 15,
  2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association
(f/k/a Firstar Bank, N.A.), the Lender.

(4.8)	Third Amendment, dated September 30, 2003, to Credit Agreement dated June 15, 2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a
Firstar Bank, N.A.), the Lender.

(4.9)	Amendment No. 4 and Limited Waiver to Credit Agreement, dated as of November 27, 2002 to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and
  Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT
Group/Commercial Services, Inc., as Lenders.

(4.10)	Amendment No. 5 to Credit Agreement, dated September 10, 2003, to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT Group/Commercial Services, Inc., as
Lenders.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Certification of the President and CEO and the Executive Vice President and CFO pursuant to 18 U.S.C. section 1350.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated August 4, 2003, furnishing under Item 12 the Company’s press release, dated July 30, 2003, with respect to its financial results for the second quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

LACROSSE FOOTWEAR, INC.
By: /s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

Date: November 7, 2003

By: /s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 27, 2003

      Exhibit No.                      Exhibit Description

(4.7)	Second Amendment, dated February 11, 2003, to Credit Agreement dated June 15,
  2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association
(f/k/a Firstar Bank, N.A.), the Lender.

(4.8)	Third Amendment, dated September 30, 2003, to Credit Agreement dated June 15, 2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a
Firstar Bank, N.A.), the Lender.

(4.9)	Amendment No. 4 and Limited Waiver to Credit Agreement, dated as of November 27, 2002 to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and
  Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT
Group/Commercial Services, Inc., as Lenders.

(4.10)	Amendment No. 5 to Credit Agreement, dated September 10, 2003, to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT Group/Commercial Services, Inc., as Lenders.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Certification of the President and CEO and the Executive Vice President and CFO pursuant to 18 U.S.C. section 1350.