Form 10-K
period 2003-12-31
LACROSSE FOOTWEAR INC
filed 2004-03-19
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number:  0-238001

LaCrosse Footwear, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1446816 (I.R.S. Employer Identification No.)
18550 NE Riverside Parkway, Portland, Oregon (Address of principal executive offices)	97230 (Zip Code)

Registrant's telephone number, including area code:   (503) 766-1010

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]        No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 22b-2 of the Act).      Yes   [X]        No   [   ]

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 27, 2003:  $8,000,222.

Number of shares of the registrant's common stock outstanding at March 3, 2004:  5,880,392 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

2

TABLE OF CONTENTS

		Page
PART I
ITEM 1	BUSINESS	1
ITEM 2	PROPERTIES	9
ITEM 3	LEGAL PROCEEDINGS	10
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6	SELECTED FINANCIAL DATA	11
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	11
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	22
ITEM 9A	CONTROLS AND PROCEDURES	22
PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	22
ITEM 11	EXECUTIVE COMPENSATION	23
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	ON FORM 8-K	25
SIGNATURES		26
EXHIBITS FILED AS PART OF FORM 10-K		Exhibit Index
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1 to F-22

PART I

Item 1.	Business

Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.

General

LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the sporting and outdoor, farm and agriculture, general utility and occupational markets. The Company markets its products primarily under the LACROSSE®, RAINFAIR® , and DANNER® brands through selected distributors and independent representatives. LaCrosse’s products are characterized by innovative, functional design; durability; performance features; and quality materials. Product styling is relatively unaffected by changing fashion trends.

Historically, LaCrosse has produced footwear primarily of rubber or vinyl, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. (“Danner”), a producer of premium quality leather footwear for the sporting and occupational markets, which is sold primarily under the DANNER® brand. Danner’s legal name was changed to Danner, Inc. during 2002. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. (“Rainfair”) of Racine, Wisconsin. Rainfair designs and markets rainwear, footwear and other protective clothing generally for the occupational markets, which are sold primarily under the RAINFAIR® brand. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a wholly owned subsidiary (and, subsequently, Rainfair was merged into the Company). In October 2002, the Company changed the name of its Rainfair division to LaCrosse Safety and Industrial. In 1997, the Company acquired the LAKE OF THE WOODS® trade name. LAKE OF THE WOODS® was a designer, manufacturer and marketer of branded leather footwear for both the outdoor and occupational markets. From 1997 to 1999, the Company transitioned the LAKE OF THE WOODS® product offerings to the LACROSSE® brand where leather boots have become a significant product offering for the LACROSSE® brand.

The Company was incorporated in Wisconsin in 1983 but traces its history to 1897 when La Crosse Rubber Mills Company was founded. Current management purchased LaCrosse’s predecessor from the heirs of the founding family and other shareholders in 1982.

Strategy

The Company’s business strategy is to continue (i) to build, position and capitalize on the strength of established brands, (ii) to develop innovative products and relevant technologies that will differentiate its products, footwear and rainwear, (iii) to offer superior customer service and (iv) to expand and enhance its strong distribution network of sales representatives and retail and industrial customers.

Brand Positioning

Within the retail channels of distribution, the Company markets footwear and rainwear under the well-established DANNER® and LACROSSE® brands. Each brand is positioned differently in the marketplace to capitalize on differences in end user expectations for performance, price and end-use. The DANNER® brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE® brand has a more extensive product line including rubber, vinyl and leather footwear, distributed to a broad base of independent retailers.

The Company sells products through the safety and industrial distributor channel principally under the LACROSSE® and RAINFAIR® brands. The brands are positioned as complementary, with the LACROSSE® brand including a full performance range of rubber and vinyl footwear, while the RAINFAIR® brand includes an extensive line of rainwear and protective clothing.

Products

The Company’s brand product offering includes these major categories:

Rubber/Vinyl Footwear

The Company’s rubber/vinyl footwear line is the most extensive of its product categories with product offerings covering the sporting and outdoor and occupational markets. The Company markets rubber/vinyl footwear mainly under the LACROSSE® brand. The product line ranges from low cost vinyl-molded products to high performance, handcrafted rubber products directed to specific recreational and occupational market niches.

In addition, the Company is a leader in rubber bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproof qualities and flexibility of rubber footwear with the fit and support of a laced leather boot.

Leather Footwear

The Company markets leather footwear under two brand names, DANNER® and LACROSSE®. The DANNER® products consist of premium quality sporting, occupational and recreational boots available in numerous styles, many of which feature the stitch-down manufacturing process which provides outstanding support and built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in leather boots, and it continues to include that liner in over 90% of its products. The LACROSSE® brand markets a line of indoor and outdoor work boots and hikers appealing to consumers who desire durability and comfort.

Rainwear and Protective Clothing

Rainwear and footwear are complementary products in many occupational and outdoor environments. LaCrosse Safety and Industrial offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid and flame environments. Products bearing the RAINFAIR® brand are recognized in the industry for their durability, quality and heritage. In recent years, the brand name has been extended to include other protective garments such as aprons and extreme cold weather clothing.

LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 2003, the Company offered approximately 500 styles of footwear and rainwear.

Product Design and Development

The Company’s product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales personnel and suppliers provide information to the Company’s marketing and product development personnel during the concept, development and testing of new product. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing and product development personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility shifts to manufacturing or outside sourcing facilities for pattern development and commercialization.

Customers, Sales and Distribution

The Company markets its brands and associated products through two separate channels of distribution: retail and industrial.

Within the retail market, the LACROSSE® and DANNER® brands are marketed through independent representative groups. For both brands, some of the independent agents are multi-line representative groups and some are dedicated to the Company’s products. A national account sales team complements the sales activities for the brands.

The Company’s industrial products are distributed through the LaCrosse Safety and Industrial Division using independent representatives and a national account team.

The Company’s products are sold directly to more than 4,100 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company’s customer base is also diversified as to size and location of customer and markets served. As a result, the Company is less dependent upon a few customers. However, the recent trend of consolidating retail and safety and industrial channels into regional, super regional, and national businesses is having an effect of consolidating the customer base. As consolidation continues, dependency on fewer, consolidated customers will increase.

The Company currently operates four Internet websites for use by consumers and customers. The primary purpose of the three consumer-oriented websites at this time is to provide product and Company information, and in the case of the DANNER® and LACROSSE® websites, to sell product to consumers who choose to purchase direct from the manufacturer. The Company also operates business-to-business websites, for the DANNER®, LaCrosse Safety and Industrial and LACROSSE® divisions that provide product ordering capability and critical information to dealers about the status of pending orders, inventory levels, shipping and other data.

The Company operates two factory outlet stores whose primary purpose is disposal of slow moving merchandise and factory seconds. One of these stores is located at the manufacturing facility in Portland, Oregon.

The Company also derives royalty income from Danner Japan Ltd., a Japanese joint venture in which the Company has a 12% ownership interest. Danner Japan Ltd. distributes products in Japan under the DANNER® brand that are manufactured by others overseas, and sells products manufactured in the Portland, Oregon factory. These sales amounts are included in the category of revenue of foreign countries in our annual report.

Advertising and Promotion

A majority of the Company’s marketing expenditures are for promotional materials, cooperative advertising and point-of-sale advertising designed to assist dealers and distributors in the sale of the Company’s products. The Company customizes advertising and marketing materials and programs for each of its brands in each of its distribution channels, which allows it to emphasize those features of its products that have special appeal to the applicable targeted consumer.

The Company advertises and promotes its products through a variety of methods including national and regional print advertising, national television advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, out-of-home advertising, online promotion, and through co-promotion with dealers.

Manufacturing and Sourcing

Traditionally, the Company manufactured the majority of its rubber, leather and vinyl products in its United States manufacturing facilities. During the last decade, the quality and timeliness of product provided by offshore sources have improved substantially. This has resulted in the consumer shifting its allegiance from domestically produced product to product that offers the best value regardless of origin of manufacture. The Company outsourced over 70% of the product it sold in 2003 and 2002 and expects that number to increase over the next couple of years.

The Company sources a majority of its footwear and protective clothing from a variety of foreign manufacturing facilities, primarily located in the Asian-Pacific region. The Company has established criteria for its third-party manufacturers in order to monitor product quality and labor practices. Sources of capacity related to these products are available worldwide and management has identified alternative sources for these products.

The raw materials used in production of the Company’s products are quality leather, crude rubber and oil-based vinyl compounds for vinyl footwear and protective clothing products. Since these products are all available on a global basis, the Company has no reason to believe these raw materials will not continue to be available at competitive prices.

The Company, or its contract manufacturers, purchases GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. Gore has traditionally been Danner’s single largest supplier, in terms of dollars spent on raw materials. Approximately 90% of Danner’s footwear, in terms of number of styles offered, incorporate GORE-TEX® waterproof fabric. Agreements with Gore may be terminated by either party upon 90 days written notice. The Company considers its relationship with Gore to be good. GORE-TEX® is a registered trademark of W.L. Gore & Associates, Inc.

Backlog

At December 31, 2003, the Company had unfilled orders from its customers in the amount of approximately $12.3 million compared to $8.0 million at December 31, 2002. The increase in backlog is primarily the result of a $4.9 million Government Services Administration, “GSA”, delivery order to supply boots to the U.S. military. All orders at December 31, 2003 are expected to be filled during 2004. Because a major portion of the Company’s orders are placed in January through June for delivery in June through November, the Company’s backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company’s backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

Competition

The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major competitors in most of its rubber and vinyl product lines, at least four major competitors in connection with the Company’s sporting footwear, at least six major competitors in connection with hiking boots and at least four major competitors in connection with its occupational footwear, rainwear and protective clothing.

LaCrosse believes it maintains a competitive position compared to its competitors through the strength of its brands; its attention to quality and the delivery of value; its position as an innovator in common product segments; its record of delivering products on a timely basis; its strong customer relationships and, in some cases, the breadth of its product line. Some of the Company’s competitors compete mainly on the basis of price.

Product innovation in vinyl footwear is of lesser importance in the markets in which the Company competes. Delivery, service, and price are the primary bases on which the Company competes. Although the manufacturing process for vinyl product is less labor intensive than for rubber footwear, lower offshore labor rates and costs create a ceiling on price. As a result, the Company is continually seeking process improvements and cost reductions in the manufacturing and distribution of vinyl footwear.

Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company’s DANNER® and LACROSSE® leather product line. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, that the DANNER® footwear line has maintained a strong competitive position in its current market niches. In leather boots, the LACROSSE® brand, because of its market position, sources product from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

Several rubber boot manufacturers with strong brand recognition in their respective markets are the major competitors to LACROSSE®, though the Company occupies a favorable niche in the higher price segments of the sporting and occupational rubber boot markets. The Company’s history of manufacturing quality rubber boots has provided a foundation to compete effectively. In 2003, the Company introduced the AlphaTM line of neoprene and rubber boots, helped to maintain the Company’s position as a quality supplier of rubber footwear. The Company also makes sporting waders using neoprene uppers and rubber boots, which are premium-priced and among the highest-performance models available. Other manufacturers offer similar products, some at lower prices and quality levels, against which the Company must effectively compete. The Company believes that its superior quality products, innovation and design leadership, coupled with solid delivery and customer support will enable it to effectively compete in this market.

Employees

As of December 31, 2003, the Company had approximately 330 employees, all located in the United States. Approximately 30 of the Company’s employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement which expires in September 2006, and approximately 120 of the Company’s employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2006. The Company has approximately 60 employees at a manufacturing facility located in Claremont, New Hampshire that is not represented by a union. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

The Company owns United States federal registrations for several of its marks, including LACROSSE®, DANNER®, RED BALL®, RAINFAIR®, LACROSSE and stylized Indianhead design that serve as the Company’s logo, RAINFAIR and stylized horse design that serve as Rainfair’s logo, FIRETECH®, ICE KING®, ICEMAN®, AIRTHOTIC®, GAMEMASTER®, TERRA FORCETM, HYPER-DRI®, CAMOHIDETM and RED BALL JETS®. The Company generally attempts to register a trademark relating to a product’s name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. However, the Company relies on common law trademark rights for all unregistered brands. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE®, DANNER®, and RAINFAIR® names, the Company does not believe any trademark is material to its business.

The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.

The Company owns several patents that improve its competitive position in the marketplace, including the DANNER BOB® outsole; TERRA FORCETM, a three-shank cement and stitch-down manufacturing process; and a patent for its AIRTHOTIC® ventilated arch support that fits under the heel.

Seasonality/Working Capital

As has traditionally been the case, the Company’s sales in 2003 were higher in the last two quarters of the year than in the first two quarters and, to satisfy shipping requirements, the Company places orders for sourced product during the first quarter with delivery to the Company starting in the second quarter. As a result, inventories generally peak early in the third quarter. The Company expects these trends to continue. The Company has historically financed operations with cash generated from operations, long-term lending arrangements and short-term borrowings under a line of credit. The Company requires working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. The Company’s working capital needs are the lowest in the first quarter and highest from August through November in each year.

Foreign Operations and Export Sales

Other than the Company’s 12% equity interest in Danner Japan, Ltd., the Company does not have any foreign operations. International sales accounted for less than 4% of the Company’s net sales in 2003.

Environmental Matters

The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company’s policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2004, any material impact on the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

The following table sets forth certain information, as of March 3, 2004, regarding the executive officers of the Company.

Name	Age	Position
George W. Schneider	81	Chairman of the Board and Director
Joseph P. Schneider	44	President, Chief Executive Officer and Director
David P. Carlson	48	Executive Vice President and Chief Financial Officer

George W. Schneider was elected to the Board of Directors of the Company’s predecessor in 1968 and was the principal investor and motivating force behind the management buyout of the Company’s predecessor in 1982. Since 1982, Mr. Schneider also has served as Chairman of the Board of the Company.

Joseph P. Schneider has served as a director of the Company since March 1999 and as President and Chief Executive Officer since August 2000. Prior thereto, Mr. Schneider served as Executive Vice President-Danner of the Company since May 1999, as President and Chief Executive Officer of Danner since October 1998, as Vice President of the Company since June 1996, as President and Chief Operating Officer of Danner since December 1997, as Executive Vice President and Chief Operating Officer of Danner since June 1996 and as Vice President - Retail Sales of the Company from January 1993 until June 1996. From 1985, when he joined the Company, until January 1993, Mr. Schneider held various sales management positions.

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

Item 2.	Properties

The following table sets forth certain information, as of December 31, 2003, relating to the Company’s principal facilities.

	Properties
Location	Owned or Leased	Approximate Floor Area in Square Feet	Principal Uses
Portland, OR	Leased(1)	55,000	Principal sales, marketing and executive offices and warehouse space
Portland, OR	Leased(2)	36,000	Manufacturing operations and retail outlet store
La Crosse, WI	Leased(3)	212,000	Warehouse space
La Crosse, WI	Leased(4)	230,000	Warehouse and distribution facility
La Crosse, WI	Leased	11,000	Retail outlet store
Claremont, NH	Owned	150,000	Manufacture vinyl injection-molded products
Racine, WI	Leased(5)	104,700	Vacant manufacturing, distribution and office space

(1)	The lease for this facility expires in 2007.
(2)	The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.
(3)	The lease for this building expires in 2007. Approximately 8% of this building is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space.
(4)	The lease for space in this facility expires in December 2006. The Company may terminate this lease at any time upon 120 days written notice to the lessor but in no event shall such notice be given prior to January 2005.
(5)	The lease for this facility was entered into in May 1996 and expires in May 2006. At December 31, 2003 and 2002, the Company has recorded a liability for the cost of the estimated market lease rate and length of time needed to sublet the facility.

Based on present plans, management believes that the Company’s current facilities will be adequate to meet the Company’s anticipated needs for at least the next two years.

Item 3.	Legal Proceedings

From time to time, the Company, in the normal course of business, is involved in various other claims and legal actions arising out of its operations. The Company does not believe that the ultimate disposition of any currently pending claims or actions would have a material adverse effect on the Company or its financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the NASDAQ National Market under the ticker symbol BOOT. On March 3, 2004, the sale price of our Common Stock was $7.40 per share, as reported on the NASDAQ National Market. The table below shows the high and low sales prices per share of our Common Stock as reported by the NASDAQ National Market:

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	$3.00	$2.00	$4.32	$2.96	$3.94	$2.50
Second Quarter	3.99	2.43	3.19	2.10	3.30	2.00
Third Quarter	5.00	2.65	2.70	1.06	3.27	2.04
Fourth Quarter	7.92	4.38	3.14	1.90	4.81	2.15

As of March 3, 2004, there were approximately 350 shareholders of record and approximately 1,161 beneficial owners of the Company’s Common Stock.

Dividends

The Company did not declare a cash dividend in 2001, 2002 or 2003 because of operating results. Future dividend policy and payments, if any, will depend upon earnings and financial condition of the Company, the Company’s need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.

Equity Compensation Plan Information

Certain information with respect to the Company’s equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

Selected Income Statement Data Year Ended December 31	2003	2002	2001	2000	1999
($ in thousands)
Net sales	$95,687	$97,785	$125,301	$138,161	$124,328
Operating income (loss)	3,666	(3,999)	(5,308)	(2,126)	(2,208)
Net income (loss)	2,630	(5,086)	(7,949)	(4,769)	(2,637)

Selected Balance Sheet Data Year Ended as of December 31	2003	2002	2001	2000	1999
($ in thousands)
Working capital	$25,753	$25,607	$27,853	$27,760	$40,792
Total assets	55,241	60,845	79,925	97,598	98,020
Notes payable, bank	5,319	8,378	17,645	20,840	14,088
Long-term obligations, including current portion	2,219	4,432	6,031	10,406	12,414
Shareholders' equity	37,876	35,089	41,545	49,494	56,388

Selected Share Data Year Ended December 31	2003	2002	2001	2000	1999
Basic earnings (loss) per share	$0.45	$(0.87)	$(1.35)	$(0.80)	$(0.41)
Diluted earnings (loss) per share	$0.44	$(0.87)	$(1.35)	$(0.80)	$(0.41)
Dividends per share	--	--	--	--	$0.13
Basic shares outstanding (in thousands)	5,874	5,874	5,874	5,974	6,465
Diluted shares outstanding (in thousands)	5,939	5,874	5,874	5,974	6,465

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements:

Year Ended December 31	2003	2002	2001
($ in thousands)
Net sales	$95,687	$97,785	$125,301
Cost of goods sold	66,201	71,574	95,158

Gross profit	29,486	26,211	30,143
Gross margin	30.8%	26.8%	24.1%
Selling and administrative expenses	25,820	30,210	35,451
Non-operating expenses, net	1,036	1,597	2,641
Income tax expense (benefit)	--	(1,538)	--
Days sales outstanding	46	55	59
Inventory turns	2.8	2.5	2.6

Overview

LaCrosse Footwear, Inc. is a marketer of branded, performance, functional footwear and apparel in the outdoor recreational, sporting and occupational sectors of the footwear and apparel markets. The Company’s products are directed at both the retail consumer channel and the safety and industrial channel of distribution.

Economic indicators that are important to our business include consumer confidence and unemployment rate trends. Increasing consumer confidence trends improve retail channel product sales, and decreasing unemployment trends improve safety and industrial channel sales.

Operationally, gross margins are an important determining factor in funding marketing, sales and product development costs, in addition to producing profits. Margin growth of 400 basis points, in part, allowed the Company to return to profitability this year.

Expense management and cost control is a given in today’s market as price stability is the norm. Therefore, our expense controls and productivity improvements will contribute to profits as well. In 2003, excluding one-time expenses in 2002 of approximately $3.0 million, we reduced expenses by $1.4 million. We continue to look for ways to leverage systems and streamline processes, and we are seeing expanded use of our business-to-business information and ordering portal that we market as Outpost.

From a working capital and return on equity standpoint, management of our accounts receivable and inventory is key. We are focused on improving asset turns as evidenced by our reduction in days sales outstanding (measured by using fourth quarter sales and year end receivables), and inventory turnover (as measured by cost of goods sold divided by average inventory). At the end of 2003, our days sales outstanding declined from 55 to 46 days as compared to 2002, and our inventory turns for 2003 improved to 2.8 from 2.5 turns in 2002. Driving more sales through fewer products and shelf keeping units (SKU’s) will create improved asset turns.

These asset management improvements, and our improved profitability led to a $5.3 million reduction in funded debt (defined as total short and long term debt) during 2003.

We continue to generate more sales in the second half of the year, due to our cold and wet weather product offerings. We are augmenting our offerings with more year-round work and uniform products, as well as spring offerings of outdoor cross-training products. Weather, especially in the fall and winter, will continue to be a risk factor in our results.

We principally examine success of products and markets by reviewing the growth of our channels of distribution and brands. Accordingly, during 2003, we grew sales in the Danner brand by 13.5%, and the net sales in the retail channel of LaCrosse brand products were essentially equal to 2002. Safety and Industrial channel sales of LaCrosse and Rainfair products declined by 23.9% in 2003, partially as a result of our decision to narrow the product offerings in that division.

FISCAL 2003 COMPARED TO FISCAL 2002

Net Sales

Net sales in 2003 decreased $2.1 million, or 2.1%, to $95.7 million from $97.8 million in 2002. The decrease in net sales was due to a 23.9% decrease in the Safety and Industrial channel of LaCrosse and Rainfair brand products, partially offset by a 13.5% increase in Danner brand products over 2002. Net sales in the retail channel of LaCrosse brand products in 2003 were essentially equal to 2002. The overall decrease is the result of a strategic reduction in lower margin sales, and a reduction in the number of products being offered for sale, particularly in the private label and mass merchant markets in the Safety and Industrial channel of distribution.

Gross Profit

Gross profit in 2003 increased $3.3 million, or 12.5%, to $29.5 million from $26.2 million in 2002. As a percent of sales, gross profit improved to 30.8% in 2003, from 26.8% in 2002, an improvement of 400 basis points. The increase in gross profit as a percent of sales is primarily due to improvements in our sourcing capabilities, lower manufacturing variances and a reduction in sales of lower-margin products. Both 2003 and 2002 were favorably impacted by a $0.1 million and $0.4 million reduction in the LIFO inventory reserve, as the manufactured pool of inventory was reduced.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.4 million, or 14.5%, to $25.8 million from $30.2 million in 2002. During 2002, we recorded $3.0 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Safety and Industrial division to Portland, Oregon from Racine, Wisconsin ($1.1 million). Factoring out one-time charges in 2002, the Company decreased selling and administrative expenses approximately $1.4 million mainly as a result of the consolidation of company functions from several facilities to locations in Portland, Oregon and La Crosse, Wisconsin and leveraging internal systems and operating efficiencies.

Non-operating Expenses

Non-operating expenses in 2003 decreased $0.6 million, or 35.1%, to $1.0 million from $1.6 million in 2002. The decrease is primarily a result of a decrease in interest expense that was the result of lower average borrowings and lower interest rates.

Income Taxes

No income tax provision has been presented for 2003 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from the Company’s deferred tax assets, the Company has recorded a valuation allowance on its otherwise recognizable deferred tax assets. Once the Company has attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered. During 2002, the Company recognized an income tax benefit of $1.5 million due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years allowing the Company to carryback certain losses incurred during 2002 to reduce taxable income from 1997 and 1998. As a result, the Company received a tax refund of approximately $2.9 million during 2003.

Direct Charge To Equity

During 2002, the Company recorded a $1.4 million charge directly to equity as a result of recognizing the minimum pension liability. In 2003, the charge to equity was reduced by $0.2 million to $1.2 million. The charge is necessary when the accumulated benefit obligation is in excess of the sums of the respective plan assets and accrued pension liabilities, see Note 7 to the consolidated financial statements.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Net sales in 2002 decreased $27.5 million, or 22.0% to $97.8 million from $125.3 million in 2001. The decrease in net sales was due to a 34.1% decrease in the retail channel of distribution of LaCrosse brand products, a 24.8% decrease in the industrial channel of distribution of LaCrosse and Rainfair brand products, partially offset by a 2.7% sales increase for the Danner brand products over the same period of last year. These decreases were the result of a softening economy on retailers and industrial distributors and reduced fill-in business for cold weather products in the LaCrosse brand retail channel. In addition, the Company discontinued manufacturing children’s insulated footwear which resulted in 6.8% of the retail channel decrease in net sales. Net sales in the industrial channel of distribution declined 13.5% from 2001 as a result of management’s decision to discontinue the mass market apparel business and reduce the number of retail channel products offered in the industrial channel of distribution. The 2.7% sales increase in Danner brand products was primarily related to the introduction of new styles using the TERRA FORCE technology platform within the uniform, hunting, work and outdoor cross-training product lines.

Gross Profit

Gross profit in 2002 decreased $3.9 million, or 13.0% to $26.2 million from $30.1 million in 2001. As a percent of sales, gross profit increased to 26.8% in 2002 compared to 24.1% in 2001. The increase in gross profit as a percent of sales is primarily due to our focus on shifting to higher margin sourced products and a one-time charge of $3.7 million during the first half of 2001 related to closing the La Crosse factory. Both 2002 and 2001 were favorably impacted by a $0.4 million and $1.8 million, respectively, reduction in the LIFO inventory reserve as the manufactured pool of inventory was reduced.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.3 million, or 14.8%, to $30.2 million from $35.5 million in 2001. During 2002, we recorded $3.0 million of charges associated with the move of corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Safety and Industrial division to Portland, Oregon from Racine, Wisconsin ($1.1 million). This included one-time charges of $1.1 million of depreciation expense related to a change in the estimated life of our enterprise software package and related system and a non-cash property and equipment impairment charge of $0.6 million. Factoring out one-time restructuring charges in 2002 and 2001, the Company decreased selling and administrative expenses approximately $5.8 million mainly as a result of reductions in sales commissions and distribution costs associated with the reduced sales volume and operating efficiencies and cost savings by consolidating the administrative and office functions in Portland, Oregon.

Non-operating Expenses

Non-operating expenses in 2002 decreased $1.0 million, or 39.5%, to $1.6 million from $2.6 million in 2001. The decrease is primarily a result of a decrease in interest expense that was the result of lower average borrowings and lower interest rates.

Income Taxes

The Company recognized an income tax benefit of $1.5 million in 2002 due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. This law allowed the Company to carryback certain losses incurred during 2002 to reduce taxable income from 1997 and 1998, resulting in a tax refund of approximately $2.9 million.

Direct Charge To Equity

During 2002, the Company recorded a $1.4 million charge directly to equity as a result of recognizing the minimum pension liability. The charge is necessary when the accumulated benefits obligation is in excess of the sums of the respective plan assets and accrued pension liabilities, see Note 7 to the consolidated financial statements.

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

Our current revolving credit agreement, which expires in June 2004, provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $47.5 million. The current credit agreement will be used to support working capital requirements until June 2004. We have received commitment letters and term sheets from three lenders to replace our current revolving credit agreement. We expect to have in place by June 2004 a new credit agreement. Excess cash flows from operations are used to pay down the credit agreement. At December 31, 2003, we had $5.3 million of outstanding borrowings under the credit agreement and net unused borrowing availability of $8.5 million. At the Company’s option, the interest rate on the current revolving credit agreement is either prime rate plus 0.75% or LIBOR plus 3.00%. The weighted average interest rate for the outstanding balance at December 31, 2003 was 4.75%. Borrowings under the current and future credit agreements and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.

In addition to the revolving credit agreement, the Company has a term loan that expires on May 28, 2004 that calls for semi-annual payments of $0.75 million, with the balance of $2.2 million due on May 28, 2004. The term loan is secured by, among other things, certain properties and equipment. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company’s option, the interest rate on the term loan is either the bank’s prime rate or LIBOR plus 2.0%. At December 31, 2003, the Company had $2.2 million outstanding under the term loan. In the first quarter of 2003, we redeemed the cash surrender value of certain of our life insurance policies for cash totaling approximately $0.6 million. Such cash was applied directly to the term loan. In the first quarter of 2004, we paid the remaining balance of the term loan of $2.2 million.

Net cash provided by operating activities of $6.4 million in 2003, compared to $11.8 million for 2002, consisted of net income of $2.6 million, adjusted for non-cash items including depreciation and amortization totaling $1.7 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.9 million, a decrease in refundable income taxes of $2.9 million, an increase in inventory of $0.6 million, and a decrease in accounts payable and accrued expenses of $2.3 million. The decrease in accounts receivable was related to continued improved collection techniques. The decrease in refundable income taxes is due to the receipt in 2003 of an income tax refund, a result of the tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. In 2002, the Company incurred a net loss of $5.1 million offset by non-cash charges including depreciation and amortization of $3.1 million, an impairment charge of $1.0 million, deferred taxes of $3.7 million and changes in working capital components.

Net cash used in investing activities was $1.1 million in 2003 compared to $1.2 million during 2002. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $5.3 million in 2003 compared to $10.9 million in 2002. During 2003, the Company repaid $3.1 million of short-term borrowings and $2.2 million of long-term obligations compared to repayments of $9.3 million of short-term borrowings and $1.6 million of long-term obligations in 2002.

At December 31, 2003 and 2002, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities resulted in an equity reduction of $1.4 million at December 31, 2002. In 2003, the charge to equity was reduced by $0.2 million to $1.2 million.

At the end of the fourth quarter of 2003, we were in compliance with all covenants in our credit agreements.

A summary of our contractual cash obligations at December 31, 2003 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2004		2005	2006	2007	2008 and Thereafter
Long-term debt	$2,200	$2,200	(1)	$--	$--	$--	$--
Operating leases	5,000	1,700		1,400	1,000	600	300

Total contractual cash obligations	$7,200	$3,900		$1,400	$1,000	$600	$300

(1)	Long-term debt was paid off in full in February 2004.

We also have a commercial commitment as described below:

(In Thousands)
Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/03>	Date of Expiration
Current line of credit	$47,500	$ 5,319	June 2004

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue for our product sales is recognized at the time products are shipped to customers. Revenue is recorded net of estimated discounts and returns.

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our December 31, 2003 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.9 million at December 31, 2003 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before December 31, 2003.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Item 7a in this 10-K for further sensitivity analysis regarding our estimated pension obligation.

Allowance for Slow-Moving Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $1.7 million at December 31, 2003 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In connection with the adoption in 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets” we determined that the goodwill associated with our Safety and Industrial Division was impaired. Accordingly, we recorded a $1.0 million charge in the first quarter of 2002. In assessing the recoverability of our remaining goodwill of $10.8 million related to Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $4.6 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

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

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. The revisions include requiring public companies to include additional disclosures regarding descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The December 31, 2003 consolidated financial statements and related notes include these enhanced disclosures.

Forward-Looking Statements

We caution you that this annual report of Form 10-K contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Consumer demand for outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including (i) inventory levels required for foreign-sourced product and the related need for accurate forecasting and (ii) the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. Our outstanding line of credit of $5.3 million at December 31, 2003 is sensitive to changes in interest rates. At our option, the line of credit interest rate is either the prime rate plus .75% or the LIBOR rate plus 3.00%. The weighted average interest rate for the outstanding balance at December 31, 2003 was 4.75%. We are exposed to market risk related to interest rates. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused the Company’s interest expense to change by approximately $0.1 million. The Company believes that these amounts are not material to the earnings of the Company.

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2003, we used an estimated discount rate of 6.5%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2003 with a similar charge to equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data

The consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, and the related consolidated balance sheets of the Company as of December 31, 2003 and 2002, together with the related notes thereto and the independent auditor’s report appear on pages F-1 through F-22 hereof.

The following tabulation presents the Company’s unaudited quarterly results of operations for 2003 and 2002:

Thousands of dollars except per share data – 2003

	Q1	Q2	Q3	Q4
Net sales	$19,874	$18,588	$29,900	$27,325
Gross profit	5,986	5,607	9,391	8,502
Operating income (loss)	(343)	197	2,412	1,400
Net income (loss)	(649)	4	2,140	1,135
Basic and diluted earnings (loss) per share	(0.11)	--	0.36	0.19

Thousands of dollars except per share data – 2002

	Q1	Q2	Q3	Q4
Net sales	$22,821	$19,975	$29,155	$25,834
Gross profit	5,906	4,126	8,888	7,291
Operating income (loss)	(2,677)	(3,310)	1,296	692
First quarter 2002 net loss as reported
before impairment charge recognized in
the second quarter *	(1,983)	--	--	--
Impairment charge recorded in second
quarter, effective January 1, 2002	(1,028)	--	--	--
Net income (loss) as reported	(3,011)	(3,777)	863	839
Basic and diluted earnings (loss) per share	(0.51)	(0.64)	0.15	0.14

* The Company completed its transitional impairment test under SFAS No. 142 during the second quarter of 2002. As a result, the Company recorded a $1.0 million ($0.18 loss per share) charge as a cumulative effect of change in accounting principle, effective January 1, 2002. Accordingly, the first quarter 2002 results as reported did not include the $1.0 million charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)  Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors”, “Board of Directors-Committees”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code of Ethics for Senior Financial Officers is posted on the Company’s website at http://www.lacrossefootwearinc.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code of Ethics to any of the officers of the Company, then the Company will disclose the nature of such amendment or waiver on its website at the above address.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Board of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement and when the Proxy statement is filed with the Securities and Exchange Commission will be incorporated herein by reference; provided, however, that the subsection entitled “Executive Compensation—Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to Security Ownership of Certain Beneficial Owners and Management is included under the caption “Principal Shareholders” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2003.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation
plans approved by
security holders	457,094	$4.14	431,770
Equity compensation
plans not approved by
security holders	--	--	--

Total	457,094	$4.14	431,770

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan (the “1993 Plan”), 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”) and 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

(2)	Includes 70,770 shares of the Company’s Common Stock available for issuance under the 1997 Plan; 300,000 shares of the Company’s Common Stock available for issuance under the 2001 Plan; and 61,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is included under the captions “Certain Transactions” and “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is included under the caption “Miscellaneous-Independent Auditor Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial statements – The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:

Independent Auditor's Report	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements for the Years ended December 31, 2003, 2002 and 2001	F-7

2.	Financial statement schedule - The financial statement schedule for the years ended December 31, 2003, 2002 and 2001 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Independent Auditor's Report on Financial Statement Schedule	27
Schedule II Valuation and Qualifying Accounts	28

3.	Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated November 7, 2003, furnishing under Item 12 the Company’s press release, dated November 3, 2003, with respect to its financial results for the third quarter and nine-month period ended September 27, 2003.

The Company filed a Current Report on Form 8-K, dated December 16, 2003, furnishing under Item 9 the Company’s press release, dated December 16, 2003, announcing that the Company had received a $4.9 million GSA delivery order to supply boots to the U.S. military.

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2004.

LACROSSE FOOTWEAR, INC.
By:	/s/ Joseph P. Schneider
Joseph P. Schneider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ George W. Schneider	Chairman of the Board and Director	March 19, 2004
George W. Schneider
/s/ Joseph P. Schneider	President, Chief Executive Officer and Director	March 19, 2004
Joseph P. Schneider	(Principal Executive Officer)
/s/ David P. Carlson	Executive Vice President and Chief Financial	March 19, 2004
David P. Carlson	Officer (Principal Financial and Accounting Officer)
/s/ Richard A. Rosenthal	Vice Chairman of the Board and Director	March 19, 2004
Richard A. Rosenthal
/s/ Stephen F. Loughlin	Director	March 19, 2004
Stephen F. Loughlin
/s/ Luke E. Sims	Director	March 19, 2004
Luke E. Sims
/s/ John D. Whitcombe	Director	March 19, 2004
John D. Whitcombe
/s/ Charles W. Smith	Director	March 19, 2004
Charles W. Smith

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

By:	/s/ McGladrey & Pullen, LLP
McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 30, 2004

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged To Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001:
Accounts receivable allowances:
Allowance for discounts	$30,000	$--	$--	$30,000	$--
Allowance for doubtful accounts	299,994	654,283	--	565,277	389,000
Allowance for uncollectible interest	68,249	125,930	--	160,929	33,250

Total	$398,243	$780,213	$--	$756,206	$422,250

Inventory allowance:
Allowance for slow-moving inventory	$2,161,529	$2,243,494	$--	$559,023	$3,846,000

Property and equipment allowance:
Reserve for excess property and equipment	$341,000	$142,629	$--	$--	$483,629

Deferred income taxes:
Deferred tax asset valuation allowance	$1,290,000	$2,339,000	$--	$--	$3,629,000

Allowance for warranties	$1,091,954	$2,431,261	$--	$2,411,117	$1,112,098

Year ended December 31, 2002:
Accounts receivable allowances:
Allowance for doubtful accounts	$389,000	$274,748	$--	$248,872	$414,876
Allowance for uncollectible interest	33,250	--	--	33,250	--

Total	$422,250	$274,748	$--	$282,122	$414,876

Inventory allowance:
Allowance for slow-moving inventory	$3,846,000	$559,000	$--	$2,860,000	$1,545,000

Property and equipment allowance:
Reserve for excess property and equipment	$483,629	$625,000	$--	$1,108,629	$--

Deferred income taxes:
Deferred tax asset valuation allowance	$3,629,000	$601,000	$--	$--	$4,230,000

Allowance for warranties	$1,112,098	$2,860,228	$--	$2,973,401	$998,925

		Additions
Description	Balance at Beginning of Period	Charged To Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2003:
Accounts receivable allowances:
Allowance for discounts	$--	$297,339	$--	$250,000	$47,339
Allowance for doubtful accounts	414,876	411,596	--	475,472	351,000

Total	$414,876	$708,935	$--	$725,472	$398,339

Inventory allowance:
Allowance for slow-moving inventory	$1,545,000	$1,151,401	$--	$1,022,431	$1,673,970

Deferred income taxes:
Deferred tax asset valuation allowance	$4,230,000	$--	$--	$670,000	$3,560,000

Allowance for warranties	$998,925	$1,835,009	$--	$1,981,710	$852,224

The accounts receivable, inventory, property and equipment and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(3.2)	By-Laws of LaCrosse Footwear, Inc., as amended to date. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(4.1)	Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc., Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(4.2)	Credit Agreement, dated as of June 15, 2001, by and between LaCrosse Footwear, Inc., as borrower, and Firstar Bank, N.A., as lender. [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(4.3)	Amendment, dated as of December 31, 2001, to Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002]

(4.4)	Limited Waiver and Amendment No. 2 to Credit Agreement, dated as of February 28, 2002, to Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner Shoe Manufacturing Co., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002]

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(4.5)	First amendment, dated August 12, 2002, to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a Firstar Bank, N.A.), the lender). [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(4.6)	Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of June 28, 2002, to Credit Agreement, dated as of June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner, Inc., as borrowers, and General Electric Capital Corporation and the CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.2) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(4.7)	Second Amendment, dated February 11, 2003, to Credit Agreement dated June 15, 2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a Firstar Bank, N.A.), the lender. [Incorporated by reference to Exhibit (4.7) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(4.8)	Third Amendment, dated September 30, 2003, to Credit Agreement dated June 15, 2001 among LaCrosse Footwear, Inc., as borrowers, and U.S. Bank National Association (f/k/a Firstar Bank, N.A.), the lender. [Incorporated by reference to Exhibit (4.8) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(4.9)	Amendment No. 4 and Limited Waiver to Credit Agreement, dated as of November 27, 2002 to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.9) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(4.10)	Amendment No. 5 and Limited Waiver to Credit Agreement, dated as of September 10, 2003 to Credit Agreement dated June 15, 2001, by and among LaCrosse Footwear, Inc. and Danner, Inc., as borrowers, and General Electric Capital Corporation and CIT Group/Commercial Services, Inc., as lenders. [Incorporated by reference to Exhibit (4.10) to LaCrosse Footwear, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan [Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.2)*	LaCrosse Footwear, Inc. Employees' Retirement Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

* A management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996]

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan [Incorporated by reference to Appendix B of LaCrosse Footwear, Inc.'s Definitive Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders]

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan [Incorporated by reference to Appendix C of LaCrosse Footwear, Inc.'s Definitive Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders]

(10.7)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.8)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.9)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.10)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.'s Form S-1 Registration Statement (Registration No. 33-75534)]

(21)	List of subsidiaries of LaCrosse Footwear, Inc.

(23)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)	Certification of the President & Chief Executive Officer and the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. ss. 1350

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(99)	Proxy Statement for the 2004 Annual Meeting of Shareholders

[The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

INDEX

INDEPENDENT AUDITOR'S REPORT ON THE
CONSOLIDATED FINANCIAL STATEMENTS	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2 and F-3
Consolidated statements of operations	F-4
Consolidated statements of shareholders' equity	F-5
and comprehensive income (loss)
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 - F-22

F-INDEX

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each year in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each year in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 30, 2004

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (In Thousands, except share data) ASSETS (Note 4)	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$--	$--
Trade accounts receivable, less allowances of
$0.4 million	13,412	15,302
Inventories (Note 2)	24,042	23,460
Refundable income taxes (Note 3)	--	2,888
Prepaid expenses, deferred tax assets and other (Note 3)	1,415	1,519

Total current assets	38,869	43,169

PROPERTY AND EQUIPMENT
Land, land improvements and buildings	2,862	2,835
Machinery and equipment	18,520	19,017

	21,382	21,852
Less accumulated depreciation	16,738	16,873

Net property and equipment	4,644	4,979

OTHER ASSETS
Goodwill (Note 9)	10,753	10,753
Other assets (Note 7)	975	1,944

Total other assets	11,728	12,697

TOTAL ASSETS	$55,241	$60,845

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002
CURRENT LIABILITIES
Current maturities of long-term obligations (Note 4)	$2,219	$1,611
Notes payable, bank (Note 4)	5,319	8,378
Accounts payable	2,727	4,667
Accrued compensation	1,502	1,122
Other accruals	1,349	1,784

Total current liabilities	13,116	17,562

LONG-TERM OBLIGATIONS (Note 4)	--	2,821
COMPENSATION AND BENEFITS (Note 7)	3,501	4,711
DEFERRED TAX LIABILITY (Note 3)	748	662

Total liabilities	17,365	25,756

COMMITMENTS AND CONTINGENCIES
(Notes 5, 6 and 7)
SHAREHOLDERS' EQUITY (Note 6)
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	26,430	26,434
Accumulated other comprehensive loss (Note 7)	(1,215)	(1,370)
Retained earnings	17,401	14,771
Less cost of 842,454 and 843,178 shares of treasury stock	(4,807)	(4,813)

Total shareholders' equity	37,876	35,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,241	$60,845

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2003, 2002 and 2001 (In Thousands, except share and per share data)	2003	2002	2001
Net sales (Note 10)	$95,687	$97,785	$125,301
Cost of goods sold	66,201	71,574	95,158

Gross profit	29,486	26,211	30,143
Selling and administrative expenses (Notes 8 and 9)	25,820	30,210	35,451

Operating income (loss)	3,666	(3,999)	(5,308)
Non-operating income (expense):
Interest expense	(1,136)	(1,777)	(2,812)
Miscellaneous	100	180	171

	(1,036)	(1,597)	(2,641)

Income (loss) before income tax benefit and
cumulative effect of accounting change	2,630	(5,596)	(7,949)
Income tax benefit (Note 3)	--	(1,538)	--

Net income (loss) before cumulative effect of
accounting change	2,630	(4,058)	(7,949)
Cumulative effect of change in accounting
principle (Note 9)	--	(1,028)	--

Net income (loss)	$2,630	$(5,086)	$(7,949)

Net income (loss) per common share before
cumulative effect of change in accounting principle
Basic	$0.45	$(0.69)	$(1.35)
Diluted	$0.44	$(0.69)	$(1.35)
Cumulative effect of change in accounting principle
Basic	$--	$(0.18)	$--
Diluted	$--	$(0.18)	$--
Net income (loss) per common share
Basic	$0.45	$(0.87)	$(1.35)
Diluted	$0.44	$(0.87)	$(1.35)
Basic weighted average shares outstanding	5,874,477	5,874,449	5,874,449
Diluted weighted average shares outstanding	5,939,175	5,874,449	5,874,449

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Comprehensive Income (Loss)
Balance, December 31, 2000	$67	$26,434	$--	$27,806	$(4,813)	$49,494
Comprehensive loss:
Net loss	--	--	--	(7,949)	--	(7,949)	$(7,949)

Balance, December 31, 2001	67	26,434	19,857	(4,813)	(4,813)
Comprehensive loss:
Net loss	--	--	--	(5,086)	--	(5,086)	(5,086)
Minimum pension
liability	--	--	(1,370)	--	--	(1,370)	(1,370)

Comprehensive loss							(6,456)

Balance, December 31, 2002	67	26,434	(1,370)	14,771	(4,813)	35,089
Comprehensive loss:
Net income	--	--	--	2,630	--	2,630	2,630
Minimum pension
liability	--	--	155	--	--	155	155

Comprehensive income
Exercise of stock options	--	(4)	--	--	6	2

Balance, December 31, 2003	$67	$26,430	$(1,215)	$17,401	$(4,807)	$37,876	$2,785

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001 (In Thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$2,630	$(5,086)	$(7,949)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,417	2,773	3,210
Amortization	304	363	1,024
Loss on disposal/impairment of property and equipment	55	624	1,790
Intangibles impairment charge	--	1,028	1,282
Deferred income taxes	--	3,695	(560)
Other	95	14	98
Changes in current assets and liabilities:
Trade accounts receivable	1,890	4,172	8,564
Inventories	(582)	10,911	4,193
Refundable income taxes	2,888	(2,888)	--
Accounts payable	(1,940)	(1,538)	(108)
Accrued expenses and other	(348)	(2,298)	(1,834)

Net cash provided by operating activities	6,409	11,770	9,710

Cash Flows from Investing Activities
Purchase of property and equipment	(1,165)	(1,161)	(2,207)
Proceeds from sale of property and equipment	28	8	1,383
Other	--	(22)	(20)

Net cash used in investing activities	(1,137)	(1,175)	(844)

Cash Flows from Financing Activities
Principal payments on long-term obligations	(2,213)	(1,599)	(4,487)
Net payments on short-term borrowings	(3,059)	(9,267)	(3,195)
Payment of deferred financing costs	--	--	(924)

Net cash used in financing activities	(5,272)	(10,866)	(8,606)

Increase (decrease) in cash and cash
equivalents	--	(271)	260
Cash and cash equivalents:
Beginning	--	271	11

Ending	$--	$--	$271

SUPPLEMENTAL INFORMATION
Cash payments (refunds) of:
Interest	$1,402	$1,962	$3,005
Income taxes	$(2,888)	$(2,297)	$(342)

Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

The Company designs, manufactures and markets premium quality protective footwear and clothing for sale principally throughout the United States.

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiary (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuation allowances for inventories and deferred tax assets and facility shutdown reserves. Actual results could differ from those estimates.

Fair value of financial instruments:

The carrying amount of long-term debt approximates fair value based on the interest rates, maturities and collateral requirements currently available for similar financial instruments.

Outsourced production and concentrations of supply:

Approximately 70% of the Company’s sales in 2003 were of outsourced products. A significant portion of the outsourced products were purchased from a limited number of foreign manufacturers. Sources of capacity related to these products are available worldwide and management has identified alternative sources for these products.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1.	Nature of Business and Significant Accounting Policies, Continued

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

Trade receivables:

Trade receivables are carried at original invoice amount less an estimated allowance for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

The Company grants credit to its customers, who are primarily domestic retail stores, direct mail catalog merchants and wholesalers, based on an evaluation of each customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

Inventories:

Inventories are stated at the lower of cost or market. All inventories, except for vinyl products, leather boots, leather boot components and rainwear, are valued using the last-in, first-out (LIFO) method. Vinyl products, leather boots, leather boot components and rainwear are valued using the first-in, first-out (FIFO) method. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. At December 31, 2003 and 2002, inventories have been reduced by slow-moving inventory reserves of approximately $1.7 and $1.5 million, respectively.

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1.	Nature of Business and Significant Accounting Policies, Continued

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

Product warranties:

The Company provides a limited warranty for the replacement of defective products. The Company’s standard warranties require the Company to repair or replace defective products at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels.

Changes in the Company’s warranty liability during the periods are as follows:

	December 31,
	2003	2002
Balance, beginning	$999	$1,112
Accruals for products sold	1,835	2,860
Costs incurred	(1,982)	(2,973)

Balance, ending	$852	$999

Employee stock-based compensation:

At December 31, 2003, the Company has stock-based employee compensation plans (See Note 6). The Company accounts for those plans under the APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1.	Nature of Business and Significant Accounting Policies, Continued

	2003	2002	2001
Net income (loss) - as reported	$2,630	$(5,086)	$(7,949)
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of the related tax effects	(152)	(83)	(153)

Pro forma net income (loss)	$2,478	$(5,169)	$(8,102)

Income (loss) per share:
Basic - as reported	$0.45	$(0.87)	$(1.35)
Diluted - as reported	$0.44	$(0.87)	$(1.35)
Basic - pro forma	$0.42	$(0.88)	$(1.38)
Diluted - pro forma	$0.42	$(0.88)	$(1.38)

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

Revenue recognition:

Revenue is recognized at the time products are shipped to customers. Revenue is recorded net of estimated discounts and returns. Amounts billed to customers relating to shipping and handling are classified as revenue. Costs incurred by the Company for shipping and handling are classified as cost of goods sold.

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

Advertising and promotion:

The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 is approximately $2.0, $2.1 and $2.1 million, respectively.

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1.	Nature of Business and Significant Accounting Policies, Continued

The impact of the stock options on the diluted weighted average shares was to increase the shares outstanding by 64,698 shares for the year ended December 31, 2003. Options to purchase shares of common stock were not included in the computation of diluted net loss per share in 2002 and 2001because their effect would be antidilutive.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

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

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. The revisions include requiring public companies to include additional disclosures regarding descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The December 31, 2003 consolidated financial statements and related notes include these enhanced disclosures.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 2.	Inventories

A summary of inventories is as follows:

	December 31,
	2003	2002
Raw materials	$1,539	$1,604
Work in process	177	183
Finished goods	22,326	21,673

Total inventories	$24,042	$23,460

If all inventories were valued on the FIFO method, total inventories for 2003 and 2002 would have been $23.7 and $23.3 million, respectively.

During 2002 and 2001, certain inventory quantity reductions resulted in liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The net impact from these reductions decreased the net loss by $0.4 million ($0.07 per share) in 2002 and $1.8 million ($0.31 per share) in 2001.

Note 3.	Income Tax Matters

Net deferred tax assets and liabilities consist of the following components:

	December 31,
	2003	2002
Deferred tax assets:
Receivable allowances	$155	$163
Inventory differences	1,052	1,242
Compensation and benefits	1,512	2,046
Warranty reserves and other	733	513
Net operating loss carryforwards	2,248	1,825
Valuation allowance	(3,560)	(4,230)

	2,140	1,559
Deferred tax liabilities, principally intangibles	2,140	1,559

	$--	$--

At December 31, 2003 the Company has a valuation allowance of approximately $3.6 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance decreased in the current year primarily as a result of a decrease in deferred tax assets caused by the reversal of temporary differences. In the future when management believes it can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered realizable could be adjusted by a reduction of the valuation allowance.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 3.	Income Tax Matters, Continued

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:
	December 31,
	2003	2002
Current assets	$748	$662
Noncurrent liabilities	(748)	(662)

	$--	$--

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2003	2002	2001
Current
Federal	$--	$(5,227)	$360
State	--	(6)	200
Deferred	--	3,695	(560)

	$--	$(1,538)	$--

The current federal income tax benefit of approximately $5.2 million in 2002 is due to tax changes enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. The Company was able to carry back tax losses incurred in 2001 to reduce taxable income from 1996 and, in May of 2002, received an income tax refund of $2.3 million. The Company also carried back losses incurred during 2002 to reduce taxable income from 1997 and 1998, and in June of 2003, received an income tax refund of $2.9 million.

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of operations are as follows:
	Years Ending December 31,
	2003	2002	2001
Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit and other	4.2	(2.4)	2.7
Benefit of net operating loss carryforwards	(5.5)	--	--
Valuation allowance	(33.7)	10.7	32.3

Effective tax (benefit) rate	0.0%	(26.7)%	0.0%

At December 31, 2003, the Company has a federal net operating loss carryforward of approximately $3.7 million which will expire in 2022.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

In addition, the Company has state net operating loss carryforwards of approximately $28.5 million which will expire as follows: $2.4 million in 2014, $3.3 million in 2015, $7.0 million in 2016, $13.1 million in 2017, and $2.7 million in 2018.

Note 4.	Financing Arrangements

Revolving credit agreement:

On June 15, 2001, the Company entered into a three-year credit agreement with General Electric Capital Corporation (GECC) serving as the lead lender to refinance its previous bank revolving line of credit. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. Borrowing limits against the line of credit are the lesser of $47.5 million or agreed upon percentages of qualified receivables and inventory. At the Company’s option, the interest rate is either the prime rate plus 0.75% or LIBOR plus 3.00%. Interest is payable monthly on prime rate loans and at maturity on LIBOR based loans. The weighted average interest rate for the outstanding balance at December 31, 2003 was 4.75%. At December 31, 2003 and 2002, there was $5.3 million and $8.4 million, respectively, outstanding under the revolving line of credit.

Long-term obligations:

In conjunction with the refinancing of the line of credit on June 15, 2001, the Company also refinanced its term loan with U.S. Bank, N.A., the lead lender on the previous term loan. The amount of the refinanced term loan was $7.5 million. The term loan expires May 28, 2004 and calls for semi-annual payments of $0.75 million which commenced in November of 2001 with a final payment due on May 28, 2004. The term loan is secured by, among other things, certain properties and equipment of the Company, and a personal guarantee from the Company’s principal shareholder. In the event of a sale of any of the secured properties and equipment, a portion of the net proceeds will be applied to the term loan. At the Company’s option, the interest rate on the term loan is either the bank’s prime rate or LIBOR plus 2.0%.

	December 31,
	2003	2002
Term loan under credit agreement, due in semi-
annual payments of $0.75 million with a final
principal payment due on May 28, 2004	$2,189	$4,321
Other	30	111

	2,219	4,432
Less current maturities	2,219	1,611

	$--	$2,821

The credit agreements contain certain restrictive covenants, which among other things, require the Company to maintain certain levels of net availability (depending on the time of the year), to meet certain tangible net worth requirements and earnings requirements (earnings before interest, depreciation and amortization) on a quarterly basis and to limit capital spending to less than $2.0 million per year. The Company had net unused borrowing availability of $8.5 million at December 31, 2003.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 5.	Lease Commitments and Contingencies

Lease Commitments: The Company leases office space, retail stores, manufacturing facilities, equipment and warehouse space under non-cancelable agreements expiring on various dates through 2009 which are recorded as operating leases. The total rental expense included in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 is approximately $1.9, $2.4, and $2.1 million, respectively. Approximate future minimum lease payments of $5.0 million are due as follows (in millions): 2004, $1.7; 2005, $1.4; 2006, $1.0; 2007, $0.6; and $0.3 thereafter.

Contingencies: In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

In January 2004, the Company settled a dispute with a former vendor and thereafter received a one-time, nonrecurring cash payment of $0.9 million. This settlement will be recorded in the first quarter of fiscal 2004 and will be used to pay-down debt.

Note 6.	Stock Options

The Company has granted stock options to officers, directors and key employees under the 1993, 1997 and 2001 stock option plans pursuant to which options for up to 950,000 shares of common stock may be granted. The option price per share shall not be less than 100% of the fair market value at the date of grant and the options expire 10 years after grant or such shorter period as the compensation committee of the Board so determines. Options for approximately 60,000 shares had not been issued under the 1993 plan and therefore they expired during 2003. Substantially all of the options vest in equal increments over a five-year period.

The following summarizes all stock options granted under the plans:

	Common Shares	Weighted Average Exercise Price
December 31, 2000	371,200	$9.46
Granted	135,317	3.13
Canceled	(185,914)	8.11

December 31, 2001	320,603	7.57
Granted	178,010	3.31
Canceled	(150,484)	6.90

December 31, 2002	348,129	5.69
Granted	194,350	2.63
Canceled	(84,661)	7.09
Exercised	(724)	3.13

December 31, 2003	457,094	$4.14

The weighted average remaining life of outstanding options is 7.0 years as of December 31, 2003.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 6.	Stock Options, Continued

Options exercisable as of December 31, 2003, 2002 and 2001 were approximately 155,000 shares, 133,000 shares and 149,000 shares, respectively, at a weighted average exercise price of $6.30, $8.60 and $10.67, respectively.

The weighted-average fair values at date of grant for options granted during 2003, 2002 and 2001 were $1.28, $1.61 and $1.25 per share, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	25%	25%	25%
Risk-free interest rate	6.5%	6.5%	6.5%
Expected life of options	6 years	6 years	6 years

Note 7.	Compensation and Benefit Agreements

The Company has a defined benefit pension plan covering eligible past employees and approximately 10% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age (65). The monthly benefit payable at the normal retirement date under the plan is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plan, multiplied by years of benefit service (maximum of 38 years). The Company’s funding policy is to make not less than the minimum contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company has frozen the plan and participants will not accrue any additional years of service regardless of any increases in their compensation or completion of additional years of credited service.

The Company sponsors an unfunded defined benefit postretirement medical and life insurance plan that covers eligible past employees. The Company funds the postretirement benefit obligation as the costs are incurred. During 2003, the Company eliminated the medical portion of the plan which resulted in a curtailment gain of $0.3 million. In 2002, the Company amended the plan which resulted in a decrease in the projected benefit obligation of approximately $0.6 million.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7.	Compensation and Benefit Agreements, Continued

Information relative to the Company’s defined pension and other postretirement benefit plans is presented below.

	Pension Benefits December 31,		Other Benefits December 31,
	2003	2002	2003	2002
Changes in benefit obligations:
Obligations at beginning of year	$15,310	$16,079	$478	$1,085
Service cost	28	62	2	5
Interest cost	1,029	1,082	25	47
Plan amendments	44	--	--	(581)
Benefits paid	(1,317)	(966)	(36)	(158)
Curtailment	--	(325)	(191)	(63)
Actuarial (gains) losses	842	(622)	--	143

Obligations at end of year	$15,936	$15,310	$278	$478

Changes in plan assets:
Fair value of assets at beginning of year	$12,174	$14,864	$--	$--
Actual return on assets	1,932	(1,837)	--	--
Company contributions	94	113	36	158
Participant contributions	--	--	--	148
Benefits paid	(1,317)	(966)	(36)	(306)

Fair value of assets at end of year	$12,883	$12,174	$--	$--

Funded status at end of year:
Plan assets less than obligations	$(3,053)	$(3,136)	$(278)	$(478)
Unrecognized (gain) loss	1,215	1,370	--	2,109
Unrecognized prior service cost	168	140	--	(2,518)

Accrued benefit cost	$(1,670)	$(1,626)	$(278)	$(887)

At December 31, 2003 and 2002, the Company’s pension plan had accumulated benefit obligations in excess of the sums of the respective plan assets and accrued pension liabilities, such that additional minimum liabilities and equity reduction components had to be recorded as follows:
	December 31,
	2003	2002
Accumulated benefit obligations	$15,936	$15,310
Plan assets	(12,883)	(12,174)
Accrued pension liability	(1,670)	(1,626)

Additional minimum liability	1,383	1,510
Recordable as intangible asset	168	140

Cumulative equity reduction component	$1,215	$1,370

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7.	Compensation and Benefit Agreements, Continued

	Pension Benefits Years Ending December 31,			Other Benefits Years Ending December 31,
	2003	2002	2001	2003	2002	2001
Cost recognized during the year:
Service cost	$28	$62	$2899	$2	$5	$27
Interest cost	1,029	1,082	1,110	25	47	110
Expected return on plan assets	(936)	(1,161)	(1,295)	--	--	--
Amortization of prior gains	--	(26)	(100)	101	206	(51)
Amortization of prior service cost	16	14	57	(352)	(675)	13
Amortization of transition obligation	--	--	8	--	--	21
Curtailment	--	--	(207)	(349)	(355)	301

Net period cost (benefit)	$137	$(29)	$(138)	$(573)	$(772)	$421

	Pension Benefits December 31,			Other Benefits December 31,
	2003	2002	2001	2003	2002	2001
Assumptions used in computations:
Discount rate	6.5%	7.0%	7.0%	6.5%	7.0%	7.0%
Rate of compensation increase	N/A	4.5%	4.5%	N/A	N/A	N/A
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*
* This plan does not have separate assets, so there is no actual or expected return on plan assets.

The discount rate used is based on a hypothetical portfolio of high quality bonds with cash flows matching expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 17% in 2003, compared to an 11% loss in 2002. The historical annualized ten-year rate of return on pension plan assets is approximately 8%.

The Company’s pension plan asset allocation at December 31, 2003 and 2002 and target allocation for 2004 are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
	2004	2003	2002
Asset Category:
Equity securities	46% to 59%	54%	0%
Debt securities	41% to 54%	46%	0%
Cash and cash equivalents	0%	0%	100%

Total		100%	100%

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7.	Compensation and Benefit Agreements, Continued

The pension plan investment strategy is to maintain a diversified portfolio designed to achieve an average long-term rate of return of 8%. The assets of the plan are strategically allocated between asset categories according to the target minimum and maximum allocations. Asset allocation target ranges for each asset category are monitored and may be changed from time to time based on asset allocation studies performed by the plan’s investment advisor, with evaluations of the risk and return expectations for various weightings of the authorized asset categories. Additional asset categories may also be added to the plan within the context of the investment objectives.

The Company does not plan on contributing to the pension plan or the postretirement benefit plan during 2004.

The following benefit payments are expected to be paid from the plans:

Year(s)	Pension Benefits	Other Benefits
2004	$1,025	$15
2005	1,015	16
2006	1,005	17
2007	1,000	18
2008	1,000	19
2009-2013	5,120	109

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 8.	Sourcing Realignment and Facility Shutdown Charge

During 2002, the Company announced a strategic decision to relocate the Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. This decision led to an expense of $1.1 million including a $0.6 million leasehold improvements impairment charge. The expense was recorded in selling and administrative expenses. The Company eliminated 91 administrative, distribution and production positions in Racine. The activity in the related reserves for the current year is as follows:

	Balance December 31, 2002	New Charges	Payments or Reserves Used	Balance December 31, 2003
Facility shutdown reserves	$367	$182	$72	$477

Note 9.	Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS 142, which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under the new standard, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill ceased. Amortization of goodwill would have been $0.6 million for the years ended December 31, 2003 and 2002.

The Company completed the transitional impairment test during 2002 for the Safety and Industrial and Danner division’s goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Safety and Industrial division goodwill was impaired. Accordingly, the Company recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 9.	Goodwill and Other Intangibles, Continued

The following table presents adjusted (proforma) net income (loss) and basic and diluted income (loss) per share for the years 2003, 2002 and 2001, respectively, as adjusted for the non-amortization provisions of SFAS 142:

	2003	2002	2001

Reported net income (loss)	$2,630	$(5,086)	$(7,949)
Addback: Goodwill amortization	--	--	681

Adjusted net income (loss)	2,630	(5,086)	(7,268)
Addback: Cumulative effect of change in accounting principle	--	1,028	--

Adjusted net income (loss) before cumulative effect of
change in accounting principle	$2,630	$(4,058)	$(7,268)

	2003	2002	2001

Reported basic income (loss) per share	$0.45	$(0.87)	$(1.35)
Addback: Goodwill amortization	--	--	0.11

Adjusted basic income (loss) per share	0.45	(0.87)	(1.24)
Addback: Cumulative effect of change in accounting principle	--	0.18	--

Adjusted basic income (loss) per share before cumulative
effect ofchange in accounting principle	$0.45	$(0.69)	$(1.24)

	2003	2002	2001

Reported diluted income (loss) per share	$0.44	$(0.87)	$(1.35)
Addback: Goodwill amortization	--	--	0.11

Adjusted diluted income (loss) per share	0.44	(0.87)	(1.24)
Addback: Cumulative effect of change in accounting principle	--	0.18	--

Adjusted diluted income (loss) per share before cumulative
effect of change in accounting principle	$0.44	$(0.69)	$(1.24)

The changes in the net carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Safety and Industrial	Danner	Total
Balance as of January 1, 2002	$1,028	$10,753	$11,781
Cumulative effect of change in accounting principle	(1,028)	--	(1,028)

Balance as of December 31, 2002	$--	$10,753	$10,753

Balance as of December 31, 2003	$--	$10,753	$10,753

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 9.	Goodwill and Other Intangibles, Continued

During 2001, the Company recorded impairment charges in selling and administrative expense totaling approximately $1.3 million relating to the write-down of intangibles primarily associated with the purchase of Red Ball and Lake of the Woods. The Company determined that Red Ball and Lake of the Woods are not core brands and therefore were impaired.

Note 10.	Enterprise-wide Disclosures

Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment. Information about the Company’s groups of products within its one segment is presented below.

	Years Ending December 31,
	2003	2002	2001
Footwear	$88,137	$86,406	$108,943
Protective clothing	7,550	11,379	16,358

	$95,687	$97,785	$125,301

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer.

	Years Ending December 31,
	2003	2002	2001
United States	$92,639	$95,054	$120,794
Foreign Countries	3,048	2,731	4,507

	$95,687	$97,785	$125,301

Long-lived assets located outside of the United States totaled approximately $0.1 million at December 31, 2003 and 2002.

No single customer provided revenue of 10.0% or more of consolidated revenues in any of the years presented.