Form 10-K/A
period 2003-12-31
LACROSSE FOOTWEAR INC
filed 2004-03-30
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________________ to ___________________ Commission file number 0-238001

LACROSSE FOOTWEAR, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1446816
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

18550 NE Riverside Parkway, Portland, Oregon 97230
(Address of principal executive offices)
(Zip code)

(503) 766-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value	NASDAQ National Market
(Title of class)	(Names of exchange on which registered)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 27, 2003: Common Stock, $ 8,000,222.

The number of shares outstanding of the issuer’s common stock as of March 3, 2004: Common Stock, 5,880,392 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In the Annual Report on Form 10-K of LaCrosse Footwear, Inc. (the “Company”) for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 19, 2004, the box on the facing page of the report was mistakenly checked to indicate that the Company is an “Accelerated Filer.” The Company is not, and has never been, an “Accelerated Filer.” This amendment to the Company’s Form 10-K is being filed to check the box on the facing page of the report to indicate that the Company is not an “Accelerated Filer.” No other changes are being made to the Company’s Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 30, 2004

LACROSSE FOOTWEAR, INC.
By: /s/ David P. Carlson
David P. Carlson,
Executive Vice President and Chief Financial Officer

LACROSSE FOOTWEAR, INC.

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED December 31, 2003

Exhibit
Number        Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350