Form 10-Q
period 2004-03-27
LACROSSE FOOTWEAR INC
filed 2004-05-04
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value, outstanding as of April 23, 2004: 5,881,092 shares

LaCrosse Footwear, Inc.

Form 10-Q Index

For the Quarter Ended March 27, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 27, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$--	$--
Trade accounts receivable, net	14,591	13,412
Inventories (2)	21,090	24,042
Prepaid expenses, deferred tax assets and other	1,347	1,415

Total current assets	37,028	38,869
Property and equipment, net	4,409	4,644
Goodwill	10,753	10,753
Other assets	900	975

Total assets	$53,090	$55,241

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term obligations	$--	$2,219
Notes payable, bank	4,688	5,319
Accounts payable	2,565	2,727
Accrued expenses	2,520	2,851

Total current liabilities	9,773	13,116
Compensation and benefits (6)	3,452	3,501
Deferred tax liability	876	748

Total liabilities	14,101	17,365
Shareholders' Equity:
Common stock, par value $.01 per share,
authorized 50,000,000 shares; issued
6,717,627 shares	67	67
Additional paid-in capital	26,399	26,430
Accumulated other comprehensive loss	(1,215)	(1,215)
Retained earnings	18,496	17,401
Less cost of 836,935 and 842,454 shares of treasury stock	(4,758)	(4,807)

Total shareholders' equity	38,989	37,876

Total liabilities and shareholders' equity	$53,090	$55,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 27, 2004	March 29, 2003
Net sales	$23,726	$19,874
Cost of goods sold	16,493	13,888

Gross profit	7,233	5,986
Selling and administrative expenses	5,997	6,329

Operating income (loss)	1,236	(343)
Non-operating income (expense):
Interest expense	(164)	(291)
Miscellaneous	23	(15)

	(141)	(306)

Income (loss) before income taxes	1,095	(649)
Provision for income taxes (3)	--	--

Net income (loss)	$1,095	$(649)

Net income (loss) per common share:
Basic	$0.19	$(0.11)
Diluted	$0.18	$(0.11)
Weighted average shares outstanding:
Basic	5,879	5,874
Diluted	6,066	5,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	Quarter Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities
Net income (loss)	$1,095	$(649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396	428
Other	24	32
Changes in assets and liabilities:
Trade accounts receivable	(1,179)	3,031
Inventories	2,952	(314)
Accounts payable	(162)	(1,294)
Accrued expenses and other	(185)	147

Net cash provided by operating activities	2,941	1,381

Cash flows from investing activities
Capital expenditures	(91)	(243)
Proceeds from sale of property and equipment	--	23
Other	--	(2)

Net cash used in investing activities	(91)	(222)

Cash flows from financing activities
Net payments on short-term borrowings	(631)	(530)
Principal payments on long-term obligations	(2,219)	(629)

Net cash used in financing activities	(2,850)	(1,159)

Net increase (decrease) in cash and cash equivalents	--	--
Cash and cash equivalents:
Beginning	--	--

Ending	$--	$--

Supplemental information
Cash payments (refunds) of:
Interest	$184	$447
Income taxes	$--	$--

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Changes in our warranty liability during the quarters ended March 27, 2004 and March 29, 2003 are as follows:

	Quarter Ended
(In thousands)	March 27, 2004	March 29, 2003
Balance, beginning	$852	$999
Accruals for products sold	588	660
Costs incurred	(638)	(663)

Balance, ending	$802	$996

e.	Net Income (Loss) Per Share

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

f.	Employee Stock-Based Compensation

At March 27, 2004, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, ” Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended
(In thousands, except for per share data)	March 27, 2004	March 29, 2003
Net income (loss) - as reported	$1,095	$(649)
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of the
related tax effects	(105)	(41)

Pro forma net income (loss)	$990	$(690)
Net income (loss) per common share:
Basic - as reported	$0.19	$(0.11)
Diluted - as reported	$0.18	$(0.11)
Basic - pro forma	$0.17	$(0.12)
Diluted - pro forma	$0.16	$(0.12)

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

g.	Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of this pronouncement had no effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. The revisions include requiring public companies to include additional disclosures regarding descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The March 27, 2004 condensed consolidated financial statements and related notes include the enhanced interim disclosures. (See Note 6).

2.	INVENTORIES

Inventories are comprised of the following:

(In thousands)	March 27, 2004	December 31, 2003
Raw materials	$1,989	$1,539
Work in process	234	177
Finished goods	18,867	22,326

Total	$21,090	$24,042

Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at March 27, 2004 and December 31, 2003 are net of reserves of $1.6 million and $1.7 million, respectively, to cover estimated losses in the disposition of slow-moving inventories. If the FIFO method had been used to value all inventories, inventories would have been approximately $0.4 million lower than reported at March 27, 2004 and December 31, 2003.

3.	INCOME TAXES

No income tax provision has been presented for the quarter ended March 27, 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from the Company’s deferred tax assets, the Company has recorded a valuation allowance on its otherwise recognizable deferred tax assets. Once the Company has attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered.

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

During the first quarter of 2004, the Board of Directors granted options to purchase approximately 232,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $7.70 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted. The options generally vest in equal increments over a five-year period.

5.	SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGE

In 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. A summary of the activity for the first quarter of 2004 related to this reserve is as follows (in thousands):

	Balance December 31, 2003	New Charges	Payments or Reserves Used	Balance March 27, 2004
Facility shutdown reserves	$477	$--	$--	$477

6.	COMPENSATION AND BENEFIT AGREEMENTS

We have a defined benefit pension plan covering eligible past employees and approximately 10% of our current employees. We also sponsor an unfunded defined benefit postretirement life insurance plan that covers eligible past employees.

Information relative to our defined pension and other postretirement benefit plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Cost recognized during the quarter:
Service cost	$--	$7	$--	$1
Interest cost	250	257	4	6
Expected return on plan assets	(247)	(234)	--	--
Amortization of prior gains	--	--	--	25
Amortization of prior service cost	4	4	--	(163)

Net period cost (benefit)	$7	$34	$4	$(131)

We disclosed in our consolidated financial statements for the year ended December 31, 2003 that we do not intend to contribute to the pension or the postretirement benefit plans during 2004. As of March 27, 2004, no contributions had been made to the plans and we do not expect to make contributions during the remainder of 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(In thousands)	Quarter Ended March 27, 2004	Quarter Ended March 29, 2003	% Change
Net Sales	$23,726	$19,874	19.4
Gross Profit	7,233	5,986	20.8
Selling and Administrative Expenses	5,997	6,329	(5.2)
Non-Operating Expenses	141	306	(53.9)

Overview

Our business is seasonal with lower revenues historically being generated during the first two quarters of the year. As a result, revenue for the first quarter ended March 27, 2004 may not be indicative of results to be reported for the balance of the fiscal year.

The second half of the year is typically when we generate more sales, due to our cold and wet weather product offerings. We continue to augment our offerings with more year-round work and uniform products, as well as spring offerings of outdoor cross-training products. Weather, especially in the fall and winter, will continue to be a risk factor in our results. In the first quarter of 2004, we experienced increased net sales in both the LaCrosse® and Danner® brands. The increase in the LaCrosse brand is due to the introduction of the Quad Comfort™ line of work boots and increased sales of sporting boots, as well as strong sales of winter boots and waders due to extended cold weather. Increased Danner sales are due mainly to a large Government Services Administration, “GSA” order by the U.S. military to buy branded boots. This large GSA order is not considered to be an ongoing part of our normal business operations. Net sales for the Safety and Industrial channel of distribution declined from the first quarter of the previous year due in part to reduced sales to customers directly sourcing lower priced or commodity products.

Gross margin in the first quarter of 2004 increased to 30.5% from 30.1% in the first quarter of 2003. Improvements in sales margins for in-line products were partially offset by a higher sales volume of slow-moving inventory. Sales of slow-moving close-out inventory reduced gross margin by 350 basis points in the first quarter of 2004. During the first quarter of 2003, sales of close-out inventory reduced margins by 210 basis points.

Operating expenses decreased from the comparable quarter in 2003. Excluding a nonrecurring cash receipt of $0.9 million received from a former vendor, the Company’s selling and administrative expenses in the first quarter of 2004 would have increased $0.6 million from the same period in 2003. The increase reflects the Company’s strategic decision to invest more in its product development and marketing efforts.

We recently secured a more favorable banking relationship to help fund our future growth. Our new credit agreement provides for lower interest rate options to fund our working capital needs. The interest rate under our current credit agreement, which expires in June 2004, is either prime rate plus 0.50% or LIBOR plus 2.75%. Our new credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%.

As a result of our improved profitability and operating cash flows, we have reduced our overall bank debt by $7 million from the same date a year ago. During the first quarter of 2004 we reduced our bank debt by $2.9 from year-end 2003 by using our operating cash flows generated during the quarter. Such operating cash flow was generated in part due to our continued profitability as well as a reduction in our inventory levels from year-end 2003 due to increased sales of close-out merchandise and continued improvement in inventory management processes.

Net Sales

Net sales for the quarter ended March 27, 2004 increased $3.9 million, or 19.4%, to $23.7 million from $19.9 million for the same period in 2003. Net sales for the retail channel of the LaCrosse brand improved, and net sales for the Danner brand improved over the same period last year. Net sales increases in the LaCrosse brand retail channel were due, in part, to the introduction of the Quad Comfort line of leather work boots, sales of sporting rubber, and close-out sales of pac boots and waders. Net sales growth for the Danner® brand was primarily related to the successful introduction of new recreational products, as well as the GSA delivery order to supply branded boots to the U.S. military. This purchase is not part of an on-going contract. Excluding this large GSA purchase, Danner sales grew over the same period last year. Net sales for the Safety and Industrial channel of distribution declined from the first quarter of the previous year due to a strategic reduction in the number of products being offered for sale in the private label and mass merchant markets, the strategic elimination of low-margin accounts, and reduced sales of lower priced or commodity products. The reduction of sales of lower priced or commodity products above is related to customers sourcing many of these products directly which increases the likelihood of future market share declines of lower priced products.

Gross Profit

Gross profit for the quarter ended March 27, 2004 increased to $7.2 million, or 30.5% of net sales, from $6.0 million, or 30.1% of net sales, for the first quarter of 2003. Gross margin as a percent of net sales has improved due to an increasing percentage of sales coming from higher margin products coupled with the on-going elimination of lower-margin product lines, and elimination of mass merchant and lower margin accounts. Sales of slow-moving close-out inventory partially offset the margin improvement for the quarter.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.3 million, or 5.2%, to $6.0 million for the quarter ended March 27, 2004 compared to $6.3 million for the same period a year ago. The decrease is mainly the result of a one-time, nonrecurring cash receipt of $0.9 million in the settlement of a dispute with a former vendor recorded as a reduction of selling and administrative expense. Factoring out the $0.9 million received in the settlement, selling and administrative expenses in the first quarter of 2004 would have increased $0.6 million from the same period in 2003. The $0.6 million increase in selling and administrative expenses is primarily the result of the Company’s increased expenses for product development and marketing.

Non-Operating Expenses

Non-operating expenses of $0.1 million decreased for the quarter ended March 27, 2004, from $0.3 million for the quarter ended March 29, 2003. Interest expense decreased due to lower interest rates and lower average borrowings.

Income Taxes

No income tax provision has been presented for the quarter ended March 27, 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from the Company’s deferred tax assets, the Company has recorded a valuation allowance on its otherwise recognizable deferred tax assets. Once the Company has attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered.

Direct Charge to Equity

At March 27, 2004, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities resulted in an equity reduction of $1.4 million at December 31, 2002. In 2003, the charge to equity was reduced by $0.2 million to $1.2 million.

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

Our current revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $47.5 million. The current credit agreement will be used to support working capital requirements until June 2004. Our new three-year credit agreement will become effective in June 2004 and provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $30.0 million. This reduced amount of borrowings reflects our more efficient business model which requires less borrowings to support our working capital needs and to fund future growth. Excess cash flows from operations are used to pay down the credit agreement. At March 27, 2004, we had $4.7 million of outstanding borrowings under our current credit agreement and net unused borrowing availability of $7.5 million. At the Company’s option, the interest rate on the current revolving credit agreement is either prime rate plus 0.50% or LIBOR plus 2.75%. Our new agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. We expect that our new credit agreement will allow us to save up to approximately $125,000 in annual interest expense. The weighted average interest rate for the outstanding borrowings at March 27, 2004 was 4.50% under our current credit agreement. Borrowings under the current and new credit agreements and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months. At the end of the first quarter of 2004, we were in compliance with all covenants in our credit agreement.

In addition to the revolving credit agreement, the Company had a term loan that was to expire on May 28, 2004. In the first quarter of 2004, we repaid the remaining $2.2 million balance of the term loan.

Net cash provided by operating activities of $2.9 million in the first quarter of 2004, compared to net cash used of $1.4 million for the same period in 2003, consisted of net income of $1.1 million, adjusted for non-cash items including depreciation and amortization totaling $0.4 million, and changes in working capital components, primarily an increase in accounts receivable of $1.2 million, a decrease in inventory of $3.0 million, a decrease in accounts payable of $0.2 million, and a decrease in accrued expenses of $0.2 million. The increase in accounts receivable was related primarily to a large GSA order to sell branded military boots to the U.S. military, as discussed above. The decrease in inventory is related to sales of close-out items and improved inventory management processes. In the first quarter of 2003, the Company incurred a net loss of $0.6 million offset by non-cash charges including depreciation and amortization of $0.4 million, and changes in working capital components, primarily a decrease in accounts receivable of $3.0 million, an increase in inventory of $0.3 million, a decrease in accounts payable of $1.3 million, and an increase in accrued expenses of $0.1 million.

Net cash used in investing activities was $0.1 million in the first quarter of 2004 compared to $0.2 million for the same period in 2003. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $2.9 million in the first quarter of 2004 compared to $1.2 million for the same period in 2003. During the first quarter of 2004, the Company repaid $0.6 million of short-term borrowings and $2.2 million of long-term obligations compared to repayments of $0.5 million of short-term borrowings and $0.6 million of long-term obligations for the same period in 2003.

At the end of the first quarter of 2004, we were in compliance with all covenants in our credit agreement.

A summary of our contractual cash obligations at March 27, 2004 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	Remaining in 2004	2005	2006	2007	2008 and Thereafter
Operating leases	$4,600	$1,300	$1,400	$1,000	$600	$300

Total contractual cash obligations	$4,600	$1,300	$1,400	$1,000	$600	$300

We also have commercial commitments as described below:

(In Thousands)
Other Commercial Commitment	Total Amount Committed	Outstanding at 3/27/04	Date of Expiration
Current line of credit	$ 47,500	$ 4,688	June 2004

New line of credit	$ 30,000	$ --	April 2007

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

Allowances for Doubtful Accounts and Discounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.4 million should be adequate for any exposure to loss in our March 27, 2004 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.8 million at March 27, 2004 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before March 27, 2004.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Item 3 in this 10-Q for further sensitivity analysis regarding our estimated pension obligation.

Allowance for Slow-Moving Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $1.6 million at March 27, 2004 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million related to Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $4.4 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. Our outstanding line of credit of $4.7 million at March 27, 2004 is sensitive to changes in interest rates. At our option, the interest rate is either the prime rate plus 0.50% or the LIBOR rate plus 2.75%. The weighted average interest rate for the outstanding balance at March 27, 2004 was 4.50%. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million. We believe that these amounts are not material to our earnings.

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

ITEM 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(4.1)	Credit Agreement, dated April 15, 2004, by and between LaCrosse Footwear, Inc. and Wells Fargo Bank, National Association

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and CEO pursuant to 18 U.S.C. section 1350

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)	Reports on Form 8-K

On February 3, 2004, the Company filed a Current Report on Form 8-K providing under Item 9 the Company’s press release, dated February 2, 2004, announcing its receipt of a one-time, non-recurring cash payment in a settlement of a dispute with a former vendor.

On February 17, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release, dated February 11, 2004, with respect to its financial results for the reporting periods ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)
Date: May 4, 2004	By: /s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer
Date: May 4, 2004	By: /s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 27, 2004

Exhibit No.	Exhibit Description

(4.1)	Credit Agreement, dated April 15, 2004, by and between LaCrosse Footwear, Inc. and Wells Fargo Bank, National Association.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and CEO pursuant to 18 U.S.C. section 1350

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350