Form 10-Q
period 2004-06-26
LACROSSE FOOTWEAR INC
filed 2004-08-04
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number  0-238001

LaCrosse Footwear, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1446816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18550 NE Riverside Parkway Portland, Oregon 97230
(Address of principal executive offices) (Zip Code)
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

Common Stock, $.01 par value, outstanding as of July 30, 2004:  5,890,724 shares

LaCrosse Footwear, Inc.

Form 10-Q Index

For the Quarter Ended June 26, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 26, 2004	December 31, 2003
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$--	$--
Trade accounts receivable, net	12,358	13,412
Inventories (2)	21,629	24,042
Prepaid expenses, deferred tax assets and other	1,616	1,415

Total current assets	35,603	38,869
Property and equipment, net	4,350	4,644
Goodwill	10,753	10,753
Other assets	1,040	975

Total assets	$51,746	$55,241

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term obligations	$--	$2,219
Notes payable, bank (7)	3,423	5,319
Accounts payable	2,795	2,727
Accrued expenses (1) (5)	2,416	2,851

Total current liabilities	8,634	13,116
Compensation and benefits (6)	3,459	3,501
Deferred tax liability	865	748

Total liabilities	12,958	17,365
Shareholders' Equity:
Common stock, par value $.01 per share, authorized
50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	26,346	26,430
Accumulated other comprehensive loss	(1,215)	(1,215)
Retained earnings	18,259	17,401
Less cost of 826,923 and 842,454 shares of treasury stock	(4,669)	(4,807)

Total shareholders' equity	38,788	37,876

Total liabilities and shareholders' equity	$51,746	$55,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended		First Half Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$18,600	$18,588	$42,326	$38,462
Cost of goods sold	12,630	12,981	29,123	26,869

Gross profit	5,970	5,607	13,203	11,593
Selling and administrative expenses	6,057	5,410	12,054	11,739

Operating income (loss)	(87)	197	1,149	(146)
Non-operating income (expense):
Interest expense	(125)	(229)	(289)	(520)
Miscellaneous	(25)	36	(2)	21

	(150)	(193)	(291)	(499)

Income (loss) before income taxes	(237)	4	858	(645)
Provision for income taxes (3)	--	--	--	--

Net income (loss)	$(237)	$4	$858	$(645)

Net income (loss) per common share:
Basic	$(0.04)	$--	$0.15	$(0.11)
Diluted	$(0.04)	$--	$0.14	$(0.11)
Weighted average shares outstanding:
Basic	5,886	5,874	5,882	5,874
Diluted	5,886	5,892	6,065	5,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	First Half Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities
Net income (loss)	$858	$(645)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	791	855
Other	87	117
Changes in assets and liabilities:
Trade accounts receivable	1,054	2,839
Inventories	2,413	(1,573)
Refundable income taxes	--	2,888
Accounts payable	68	(1,410)
Accrued expenses and other	(558)	(1,033)

Net cash provided by operating activities	4,713	2,038

Cash flows from investing activities
Capital expenditures	(519)	(589)
Proceeds from sale of property and equipment	75	23
Other	--	1

Net cash used in investing activities	(444)	(565)

Cash flows from financing activities
Net payments on short-term borrowings	(1,896)	(67)
Principal payments on long-term obligations	(2,219)	(1,406)
Payment of deferred financing costs	(208)	--
Proceeds from exercise of stock options	54	--

Net cash used in financing activities	(4,269)	(1,473)

Net increase (decrease) in cash and cash equivalents	--	--
Cash and cash equivalents:
Beginning	--	--

Ending	$--	$--

Supplemental information
Cash payments (refunds) of:
Interest	$341	$726
Income taxes	$--	$(2,888)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Changes in our warranty liability during the quarters and first half ended June 26, 2004 and June 28, 2003 are as follows:

(In thousands)
	For the Quarter Ended		For the First Half Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Balance, beginning	$802	$996	$852	$999
Accruals for products sold	328	464	915	1,124
Costs incurred	(330)	(464)	(967)	(1,127)

Balance, ending	$800	$996	$800	$996

e.	Net Income (Loss) Per Common Share

Basic earnings per common share excludes all dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

f.	Employee Stock-Based Compensation

At June 26, 2004, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, ” Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In Thousands, except for per share data)
	For the Quarter Ended		For the First Half Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income (loss) - as reported	$(237)	$4	$858	$(645)
Deduct: Total stock-based employee
compensation expense determined under
the fair value based method for all awards	(111)	(43)	(216)	(84)

Pro forma net income (loss)	$(348)	$(39)	$642	$(729)
Income (loss) per common share:
Basic – as reported	$(0.04)	$--	$0.15	$(0.11)
Diluted – as reported	$(0.04)	$--	$0.14	$(0.11)
Basic – pro forma	$(0.06)	$(0.01)	$0.11	$(0.12)
Diluted – pro forma	$(0.06)	$(0.01)	$0.11	$(0.12)

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

g.	Recently Issued Accounting Standards

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. The revisions include requiring public companies to include additional disclosures regarding descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The June 26, 2004 condensed consolidated financial statements and related notes include the enhanced interim disclosures (See Note 6).

2.	INVENTORIES

Inventories are comprised of the following:

(In thousands)
	June 26, 2004	December 31, 2003
Raw materials	$1,898	$1,539
Work in process	179	177
Finished goods	19,552	22,326

Total	$21,629	$24,042

Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at June 26, 2004 and December 31, 2003 are net of reserves of $1.7 million to cover estimated losses in the disposition of slow-moving inventories. If the FIFO method had been used to value all inventories, inventories would have been approximately $0.4 million lower than reported at June 26, 2004 and December 31, 2003.

3.	INCOME TAXES

No income tax provision has been presented for the first half ended June 26, 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from the Company’s deferred tax assets, the Company has recorded a valuation allowance on its otherwise recognizable deferred tax assets. Once the Company has attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered.

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

During the first half of 2004, the Board of Directors granted options to purchase approximately 241,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $7.74 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the day before the options were granted.

5.	SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGE

In 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. A summary of the activity for the first half of 2004 related to this reserve is as follows (in thousands):

	Balance December 31, 2003	New Charges	Payments or Reserves Used	Balance June 26, 2004
Facility shutdown reserves	$ 477	$ --	$ 95	$ 382

6.	COMPENSATION AND BENEFIT AGREEMENTS

We have a defined benefit pension plan covering eligible past employees and approximately 10% of our current employees. We also sponsor an unfunded defined benefit postretirement life insurance plan that covers eligible past employees.

Information relative to our defined pension and other postretirement benefit plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Cost recognized during the quarter:
Service cost	$--	$7	$--	$--
Interest cost	250	257	5	6
Expected return on plan assets	(246)	(234)	--	--
Amortization of prior gains	--	--	--	26
Amortization of prior service cost	4	4	--	(164)
Curtailment	--	--	--	(349)

Net period cost (benefit)	$8	$34	$5	$(481)

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Cost recognized during the first half:
Service cost	$--	$14	$--	$1
Interest cost	500	514	9	12
Expected return on plan assets	(493)	(468)	--	--
Amortization of prior gains	--	--	--	51
Amortization of prior service cost	8	8	--	(327)
Curtailment	--	--	--	(349)

Net period cost (benefit)	$15	$68	$9	$(612)

We disclosed in our consolidated financial statements for the year ended December 31, 2003 that we do not intend to contribute to the pension or the postretirement benefit plans during 2004. As of June 26, 2004, no contributions had been made to the plans and we do not expect to make contributions during the remainder of 2004.

7.	FINANCING AGREEMENT

On June 1, 2004, we entered into a three-year credit agreement with Wells Fargo Bank, National Association to refinance our previous line of credit. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. The new credit agreement provides for interest rate options of prime rate or LIBOR plus 1.5%.

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

(In thousands)
	For the Quarter Ended			For the First Half Ended
	June 26, 2004	June 28, 2003	% Change	June 26, 2004	June 28, 2003	% Change
Net Sales	$18,600	$18,588	0.1	$42,326	$38,462	10.0
Gross Profit	5,970	5,607	6.5	13,203	11,593	13.9
Selling and Administrative Expenses	6,057	5,410	12.0	12,054	11,739	2.7
Non-Operating Expenses	150	193	(22.3)	291	499	(41.7)

Overview

Our business is seasonal with lower revenues historically generated during the first two quarters of the year. As a result, revenue for the second quarter, ended June 26, 2004, may not be indicative of results to be reported for the balance of the fiscal year.

Due to our cold and wet weather product offerings, the second half of the year is typically when we generate a higher proportion of our annual sales. We are continuing to augment our offerings with additional, year-round occupational products, as well as spring offerings of outdoor, recreational products. Weather will continue to be a risk factor in our results, especially in the fall and winter. In the second quarter of 2004, we experienced a slight increase in sales compared to the same quarter last year. Sales for the Company are categorized in two separate channels, Retail and, Safety and Industrial. Retail comprises two brands, LaCrosse® and Danner®. Safety and Industrial also includes certain LaCrosse branded products. In the Retail channel, the LaCrosse brand experienced a slight drop in sales from the same quarter last year, largely due to a decrease in the hunting category, partially offset by strong sales of the Quad Comfort™ line of work boots and the Alpha™ line of recreational footwear. Danner brand sales increased due to strong uniform and rugged outdoor footwear sales. During the first part of the second quarter, Danner shipped the final installment of Danner branded uniform boots fulfilling a $4.9 million Government Services Administration, “GSA” order. On June 30, 2004, the Company received a new GSA order for branded uniform boots totaling $5.0 million. These boots are scheduled for delivery in the third and fourth quarters of 2004. Neither of these orders are part of an on-going contract. Net sales for the Safety and Industrial channel of distribution declined from the second quarter of the previous year, due in part to reduced sales to customers directly sourcing lower-priced or commodity products.

Gross margin in the second quarter of 2004 increased to 32.1% from 30.2% in the second quarter of 2003. Improvements in gross margins for in-line products were partially offset by a higher sales volume of slow-moving inventory. Sales of slow-moving inventory reduced gross margin by one additional percent during the second quarter of 2004 compared to the same quarter in 2003.

Operating expenses increased from the comparable quarter in 2003. Excluding a $0.3 million one-time credit due to the elimination of the retiree health care liability during the second quarter of 2003, the Company’s selling and administrative expenses in the second quarter of 2004 increased by $0.3 million from the same period in 2003. The increase in operating expenses is related, in part, to the Company’s strategic decision to invest additional resources in its product development and marketing efforts.

We secured a new credit agreement with Wells Fargo Bank in June 2004. Our new credit agreement provides for lower interest rate options to fund our current working capital needs and future growth. The interest rate under our previous credit agreement was either prime rate plus 0.5% or LIBOR plus 2.75%. Our new credit agreement provides for interest rate options of prime rate or LIBOR plus 1.5%.

As a result of our improved profitability and operating cash flows, we have reduced our overall bank debt by $7.9 million from the same date a year ago. During the first half of 2004, we reduced our bank debt by $4.1 million from year-end 2003 by using our operating cash flows generated during the first two quarters. Cash flow was generated, in part, due to our continued profitability as well as a reduction in our inventory levels from year-end 2003. This inventory reduction was the result of increased sales of close-out merchandise and continued improvement in inventory management processes.

Net Sales

Net sales for the quarter ended June 26, 2004 totaled $18.6 million, essentially equal to the same quarter last year. Net sales for the Retail channel of the LaCrosse brand decreased, and net sales for the Danner brand improved over the same period last year. Net sales decreases in the LaCrosse brand Retail channel were primarily due to a decrease in the hunting category during the second quarter. The decrease was partially offset by strong sales from the recently introduced Quad Comfort line of work boots and sales of Alpha recreational footwear. Net sales growth for the Danner brand was primarily related to the continued success of new recreational products, as well as completion of a GSA order to supply branded boots to the U.S. military. On June 30, 2004, the Company received a new GSA order for branded uniform boots totaling $5.0 million for delivery in the third and fourth quarters of 2004. Neither of these orders are part of an on-going contract. Excluding the GSA shipments, Danner sales grew over the same period last year. Net sales for the Safety and Industrial channel of distribution declined from the second quarter of the previous year due to a strategic reduction in the number of products being offered for sale in the private label and mass merchant markets, the strategic elimination of low-margin accounts, and reduced sales of lower priced or commodity products. This reduction in sales of lower-priced or commodity products is related to customers sourcing many of these products directly, which increases the likelihood of future market share declines of lower-priced products.

Net sales for the first half ended June 26, 2004 increased $3.9 million, or 10.0%, to $42.3 million from $38.5 from the same period last year. Net sales for the Retail channel of the LaCrosse brand increased, and net sales for the Danner brand improved over the same period last year. Net sales increases in the LaCrosse brand Retail channel were due, in part, to the recently introduced Quad Comfort line of work boots and continued success of the Alpha line of recreational footwear. Net sales growth for the Danner brand was primarily related to the GSA order to supply branded boots to the U.S. military and continued success of new recreational products. The GSA purchase was not part of an on-going contract. Excluding this large GSA purchase, Danner sales grew over the same period last year. Net sales for the Safety and Industrial channel of distribution declined from the first half of the previous year due to the same factors that reduced sales during the second quarter of 2004.

Gross Profit

Gross profit for the quarter ended June 26, 2004 increased to $6.0 million, or 32.1% of net sales, from $5.6 million, or 30.2% of net sales, for the second quarter of 2003. Gross profit for the first half ended June 26, 2004 increased to $13.2 million, or 31.2% of net sales, from $11.6 million, or 30.1% of net sales, for the first half of 2003. For both the second quarter and first half of 2004, gross margin, as a percent of net sales, improved due to an increasing percentage of sales coming from more recent introductions of higher-margin products coupled with the on-going elimination of lower-margin product lines, and the elimination of mass merchant and lower-margin accounts. Sales of slow-moving, close-out inventory partially offset the margin improvement for the first half of this year.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million, or 12.0%, to $6.1 million for the quarter ended June 26, 2004 compared to $5.4 million for the same period a year ago. Approximately half of the increase is the result of a one-time credit due to the elimination of the retiree health care liability during the second quarter of 2003. Factoring out this one-time credit, selling and administrative expenses in the second quarter of 2004 increased $0.3 million from the same period in 2003. The increase in operating expenses is due, in part, to the Company’s strategic decision to invest additional resources in its product development and marketing efforts.

Selling and administrative expenses increased $0.3 million, or 2.7%, to $12.1 million for the first half ended June 26, 2004 compared to $11.7 million for the same period a year ago. Excluding a nonrecurring cash receipt of $0.9 million in the settlement of a dispute with a former vendor in the first half of 2004 and a one-time $0.3 million credit due to the elimination of the retiree health care liability in the first half of 2003, operating expenses increased by $0.9 million. The factors that lead to an increase in expenses during the second quarter of 2004 were also responsible for the increase in expenses during the first half of 2004.

Non-Operating Expenses

Non-operating expenses totaled $0.2 million for the quarters ended June 26, 2004 and June 28, 2003. Non-operating expenses of $0.3 million decreased for the first half ended June 26, 2004 from $0.5 million for the first half ended June 28, 2003. For both the second quarter and first half ended June 26, 2004, interest expense decreased due to lower interest rates and lower average borrowings.

Income Taxes

No income tax provision has been presented for the first half ended June 26, 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty surrounding the realization and timing of the benefits from the Company’s deferred tax assets, the Company has recorded a valuation allowance on its otherwise recognizable deferred tax assets. Once the Company has attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered.

Direct Charge to Equity

At June 26, 2004, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities resulted in an equity reduction of $1.2 million at December 31, 2003.

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

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $30.0 million. The credit agreement will be used to support working capital requirements until June 2007. Excess cash flows from operations are used to pay down the credit agreement. At June 26, 2004, we had $3.4 million of outstanding borrowings under our credit agreement and net unused borrowing availability of $15.4 million. Our new agreement provides for interest rate options of prime rate or LIBOR plus 1.5%. The weighted average interest rate for the outstanding borrowings at June 26, 2004 was 4.0% under our credit agreement. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.

Net cash provided by operating activities totaled $4.7 million in the first half of 2004, compared to net cash provided of $2.0 million for the same period in 2003. In the first half of 2004, the Company had net income of $0.9 million, adjusted for non-cash items including depreciation and amortization totaling $0.8 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.1 million, a decrease in inventory of $2.4 million, an increase in accounts payable of $0.1 million, and a decrease in accrued expenses of $0.6 million. The decrease in accounts receivable is normal for the period. The decrease in inventory is related to sales of close-out items and improved inventory management processes. In the first half of 2003, the Company incurred a net loss of $0.6 million offset by non-cash charges including depreciation and amortization of $0.9 million, and changes in working capital components, primarily a decrease in accounts receivable of $2.8 million, an increase in inventory of $1.6 million, a decrease in accounts payable of $1.4 million, and an decrease in accrued expenses of $1.0 million.

Net cash used in investing activities was $0.4 million in the first half of 2004 compared to $0.6 million for the same period in 2003. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $4.3 million in the first half of 2004 compared to $1.5 million for the same period in 2003. During the first half of 2004, the Company repaid $1.9 million of short-term borrowings and $2.2 million of long-term obligations compared to repayments of $0.1 million of short-term borrowings and $1.4 million of long-term obligations for the same period in 2003.

At the end of the second quarter of 2004, we were in compliance with all covenants in our credit agreement.

A summary of our contractual cash obligations at June 26, 2004 is as follows:

(In Thousands)
	Payments due by period
Contractual Obligations	Total	Remaining in 2004	2005	2006	2007	2008 and Thereafter
Operating leases (1)	$ 4,200	$ 900	$ 1,400	$ 1,000	$ 600	$ 300

(1)	Effective July 1, 2004, we entered into an agreement to sublease our leased facility in Racine, WI. Under the sublease agreement, we will receive $0.1 million in 2004, $0.2 million in 2005, and $0.1 million in 2006.

We also have a commercial commitment as described below:

(In Thousands)
Other Commercial Commitment	Total Amount Committed	Outstanding at 6/26/04	Date of Expiration
Line of credit	$ 30,000	$ 3,423	June 2007

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

Allowances for Doubtful Accounts and Discounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.3 million should be adequate for any exposure to loss in our June 26, 2004 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.8 million at June 26, 2004 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before June 26, 2004.

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

Allowance for Slow-Moving Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $1.7 million at June 26, 2004 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million related to our Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $4.4 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Deferred Tax Asset Valuation Allowance. Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization and timing of the benefits from our deferred tax assets, we have recorded a valuation allowance on our deferred tax assets. Once we have attained a sustained level of profitability, the need for such a valuation allowance will be reconsidered.

Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Consumer confidence and related demand for outdoor footwear, including occupational and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. Our outstanding line of credit of $3.4 million at June 26, 2004 is sensitive to changes in interest rates. At our option, the interest rate is either the prime rate or the LIBOR rate plus 1.5%. The weighted average interest rate for the outstanding balance at June 26, 2004 was 4.0%. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million. We believe that these amounts are not material to our earnings.

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

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in internal controls.  There was no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 4, 2004. At such meeting, George W. Schneider, Joseph P. Schneider and Charles W. (Wally) Smith were elected as directors of the Company for terms to expire at the 2007 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: George W. Schneider – 5,382,526 shares voted for and 141,603 withheld; Joseph P. Schneider – 5,382,526 shares voted for and 141,603 withheld; and Charles W. Smith – 5,382,926 shares voted for and 141,203 withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2004 annual meeting of shareholders are as follows: terms expiring at the 2005 annual meeting Richard A. Rosenthal and Stephen F. Loughlin; and terms expiring at the 2006 annual meeting Luke E. Sims and John D. Whitcombe.

In addition, at the annual meeting, shareholders approved an amendment to the LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan. With respect to such matter, the number of shares voted for and against the proposal were 4,420,188 and 404,093, respectively. The number of shares abstaining from voting on the proposal was 24,320. There were no broker non-votes.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)	Reports on Form 8-K

On May 5, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release, dated May 3, 2004, with respect to its financial results for the first quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: August 4, 2004	By:	/s/ Joseph P. Schneider
Joseph P. Schneider President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2004	By:	/s/ David P. Carlson
David P. Carlson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 26, 2004

Exhibit No.	Exhibit Description

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. section 1350

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350