Form 10-Q
period 2004-09-25
LACROSSE FOOTWEAR INC
filed 2004-11-02
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

or

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

Common Stock, $.01 par value, outstanding as of October 29, 2004:  5,900,174 shares

LaCrosse Footwear, Inc.

Form 10-Q Index

For the Quarter Ended September 25, 2004

PART I –FINANCIAL INFORMATION

ITEM 1.  Financial Statements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 25, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$--	$--
Trade accounts receivable, net	29,229	13,412
Inventories (2)	21,680	24,042
Prepaid expenses, deferred tax assets and other	1,917	1,415

Total current assets	52,826	38,869
Property and equipment, net	3,673	4,644
Goodwill	10,753	10,753
Other assets	1,014	975

Total assets	$68,266	$55,241

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term obligations	$--	$2,219
Notes payable, bank	12,827	5,319
Accounts payable	4,444	2,727
Accrued expenses (1) (5)	3,886	2,851

Total current liabilities	21,157	13,116
Compensation and benefits (6)	3,466	3,501
Deferred tax liability	937	748

Total liabilities	25,560	17,365
Shareholders' Equity:
Common stock, par value $.01 per share, authorized 50,000,000
shares; issued 6,717,627 shares	67	67
Additional paid-in capital	26,293	26,430
Accumulated other comprehensive loss	(1,215)	(1,215)
Retained earnings	22,151	17,401
Less cost of 817,903 and 842,454 shares of treasury stock	(4,590)	(4,807)

Total shareholders' equity	42,706	37,876

Total liabilities and shareholders' equity	$68,266	$55,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Quarter Ended		Three Quarters Ended
(Unaudited)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$34,484	$29,900	$76,810	$68,362
Cost of goods sold	22,375	20,509	51,498	47,378

Gross profit	12,109	9,391	25,312	20,984
Selling and administrative expenses (5)	8,219	6,979	20,273	18,718

Operating income	3,890	2,412	5,039	2,266
Non-operating income (expense):
Interest expense	(123)	(270)	(412)	(790)
Miscellaneous	63	(2)	61	19

	(60)	(272)	(351)	(771)

Income before income tax benefit	3,830	2,140	4,688	1,495
Income tax benefit (3)	(62)	--	(62)	--

Net income	$3,892	$2,140	$4,750	$1,495

Net income per common share:
Basic	$0.66	$0.36	$0.81	$0.25
Diluted	$0.64	$0.36	$0.78	$0.25
Weighted average shares outstanding:
Basic	5,894	5,874	5,886	5,874
Diluted	6,057	5,932	6,062	5,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Quarters Ended
(Unaudited)	September 25, 2004	September 27, 2003
Cash flows from operating activities
Net income	$4,750	$1,495
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	1,137	1,293
Write-down of property and equipment (5)	385	--
Other	99	133
Deferred income tax benefit	(301)	--
Changes in assets and liabilities:
Trade accounts receivable	(15,817)	(8,709)
Inventories	2,362	(3,960)
Refundable income taxes	--	2,888
Accounts payable	1,717	(405)
Accrued expenses and other	989	(664)

Net cash used in operating activities	(4,679)	(7,929)

Cash flows from investing activities
Capital expenditures	(648)	(972)
Proceeds from sale of property and equipment	176	23

Net cash used in investing activities	(472)	(949)

Cash flows from financing activities
Net proceeds on short-term borrowings	7,508	10,312
Principal payments on long-term obligations	(2,219)	(1,434)
Payment of deferred financing costs	(218)	--
Proceeds from exercise of stock options	80	--

Net cash provided by financing activities	5,151	8,878

Net increase (decrease) in cash and cash equivalents	--	--
Cash and cash equivalents:
Beginning	--	--

Ending	$--	$--

Supplemental information
Cash payments (refunds) of:
Interest	$435	$1,018
Income taxes	$--	$(2,888)

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

Changes in our warranty liability during the quarters and three quarters ended September 25, 2004 and September 27, 2003 are as follows:

(In thousands)	Quarter Ended		Three Quarters Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Balance, beginning	$800	$996	$852	$999
Accruals for products sold	303	323	1,218	1,447
Costs incurred	(302)	(323)	(1,269)	(1,450)

Balance, ending	$801	$996	$801	$996

e.	Net Income Per Common Share

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

At September 25, 2004, we had stock-based employee compensation plans, which are described in more detail in Note 4 to these condensed consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, ” Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended		Three Quarters Ended
(In thousands, except for per share data)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income - as reported	$3,892	$2,140	$4,750	$1,495
Deduct: Total stock-based employee compensation
expense determined under the fair value based method for all awards	(7)	(32)	(223)	(116)

Pro forma net income	$3,885	$2,108	$4,527	$1,379
Income per common share:
Basic - as reported	$0.66	$0.36	$0.81	$0.25
Diluted - as reported	$0.64	$0.36	$0.78	$0.25
Basic - pro forma	$0.66	$0.36	$0.77	$0.25
Diluted - pro forma	$0.64	$0.36	$0.75	$0.23

The above pro forma effects on net income and net income per common share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

2.	INVENTORIES

Inventories are comprised of the following:

(In thousands)	September 25, 2004	December 31, 2003
Raw materials	$2,186	$1,539
Work in process	204	177
Finished goods	19,290	22,326

Total	$21,680	$24,042

Inventories are valued at the lower of cost or market. Rubber boot products are valued using the last-in, first-out (LIFO) method. All other inventory items are valued using the first-in, first-out (FIFO) method. The inventory values at September 25, 2004 and December 31, 2003 are net of reserves of $1.8 million and $1.7 million, respectively, to cover estimated losses in the disposition of slow-moving inventories. Inventories would have been approximately $0.4 million lower than reported at September 25, 2004 and December 31, 2003, if the FIFO method had been used to value all inventories.

3.	INCOME TAXES

During the three quarters of fiscal 2004 and 2003, substantially all of our taxable income was offset by available net operating loss (NOL) carryforwards. As of September 25, 2004, all of our federal NOL carryforwards have been utilized. Prior to the third quarter of fiscal 2004, we had recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sustained level of profitability. During the third quarter of 2004, we concluded that we have attained a certain level of sustained annual profitability. Accordingly, we reduced the valuation allowance to reflect our estimate of the amount of deferred tax assets that will be realized in the near term. Because the majority of the deferred tax assets can only be realized if we have taxable income in years well into the future and given the uncertainties involved in projecting our results of operations so far into the future, we have recorded the deferred tax asset net of valuation allowance based on our estimate of taxable earnings through fiscal 2005. As a result, we recorded an income tax benefit in the third quarter of 2004 consisting of the reduction of the valuation allowance of approximately $0.3 million offset by approximately $0.2 million of currently payable taxes. In future periods of earnings, we will report income tax expense offset by any further reductions in the valuation allowance based on our ongoing assessment of the future realization of deferred tax assets.

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

During 2004, the Company has granted options to purchase approximately 241,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $7.74 per share.

5.	SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGES

In 2002, we announced a strategic decision to relocate our Racine, Wisconsin administrative and distribution functions as well as close the manufacturing facility at that location. A summary of the activity for the first three quarters of 2004 related to this reserve is as follows (in thousands):

	Balance December 31, 2003	New Charges	Payments or Reserves Used	Balance September 25, 2004
Facility shutdown reserves	$ 477	$ --	$ 161	$ 316

On August 23, 2004, we announced the sale of certain assets of our PVC boot line. In connection with this sale, we ceased manufacturing at our Claremont, New Hampshire manufacturing facility. We eliminated approximately 70 administrative, distribution and production positions at this facility. This strategic decision led to charges of $0.9 million recorded in selling and administrative expenses as follows (in thousands):

Severance and related costs	$465
Property and equipment write-down	385
Other exit costs	50

Total	$900

At September 25, 2004, approximately $0.2 million of the total charge remains in reserves for future loss. We will continue to use the facility for the remainder of 2004 to facilitate distribution of our remaining inventory at that location.

6.	COMPENSATION AND BENEFIT AGREEMENTS

We have a defined benefit pension plan covering eligible past employees and approximately 10% of our current employees. We also sponsor an unfunded defined benefit postretirement life insurance plan that covers eligible past employees.

Information relative to our defined pension and other postretirement benefit plans is presented below.

(In thousands)	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Cost recognized during the quarter:
Service cost	$--	$7	$1	$1
Interest cost	250	257	4	6
Expected return on plan assets	(247)	(234)	--	--
Amortization of prior gains	--	--	--	25
Amortization of prior service cost	4	4	--	(32)

Net period cost	$7	$34	$5	$--

6.	COMPENSATION AND BENEFIT AGREEMENTS, continued

(In thousands)	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Cost recognized during the three quarters:
Service cost	$--	$21	$1	$2
Interest cost	750	771	13	18
Expected return on plan assets	(740)	(702)	--	--
Amortization of prior gains	--	--	--	76
Amortization of prior service cost	12	12	--	(359)
Curtailment	--	--	--	(349)

Net period cost (benefit)	$22	$102	$14	$(612)

We disclosed in our consolidated financial statements for the year ended December 31, 2003 that we do not intend to contribute to the pension or the postretirement benefit plans during 2004. As of September 25, 2004, no contributions had been made to the plans, and we do not expect to make contributions during the remainder of 2004.

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

(In thousands)	Quarter Ended			Three Quarters Ended
	September 25, 2004	September 27, 2003	% Change	September 25, 2004	September 27, 2003	% Change
Net Sales	$34,484	$29,900	15.3	$76,810	$68,362	12.4
Gross Profit	12,109	9,391	28.9	25,312	20,984	20.6
Selling and Administrative
Expenses	8,219	6,979	17.8	20,273	18,718	8.3
Non-Operating Expenses	60	272	(77.9)	351	771	(54.5)

Overview

Due to our significant cold and wet weather product offerings, the second half of the year is typically when we generate a higher proportion of our annual sales. We are continuing to augment our offerings with additional, year-round occupational products, as well as spring offerings of outdoor, recreational products. Weather will, however, continue to be a risk factor in our results, especially in the fall and winter.

Sales for the Company are categorized in two separate channels, Retail which comprises two brands, LaCrosse® and Danner®, and Safety and Industrial, which also includes certain LaCrosse branded products. In the third quarter of 2004, we experienced a 15.3% increase in sales compared to the same quarter last year. In the Retail channel, the LaCrosse brand experienced a slight drop in sales from the same quarter last year, largely due to a decrease in the recreational footwear category, partially offset by increased sales of the Quad Comfort™ line of LaCrosse brand work boots. Danner brand sales increased due to strong uniform, work, hunting, and rugged outdoor footwear sales. On June 30, 2004, we received a Government Services Administration “GSA” order for branded uniform boots totaling $5.0 million. We recognized revenues of $2.8 million from the GSA order in the third quarter of 2004 with the balance of $2.2 million to ship during the first part of the fourth quarter of 2004. This order is not part of an on-going contract. Net sales for the Safety and Industrial channel of distribution declined from the third quarter of 2003, due in part to reduced sales to customers directly sourcing lower-priced or commodity products.

Gross margin in the third quarter of 2004 increased to 35.1% from 31.4% in the third quarter of 2003. The 370 basis point improvement was primarily due to an increasing percentage of sales coming from more recent introductions of higher-margin products coupled with improved factory utilization from the GSA order.

During the third quarter of 2004, we sold certain assets of our PVC boot line. As a result, we no longer manufacture PVC footwear and a one-time charge of $0.9 million was recorded in the third quarter. Selling and administrative expenses increased from the comparable quarter in 2003 largely due to this one-time charge. After factoring out the one-time charge, selling and administrative expenses increased by $0.3 million from the same period last year.

Net Sales

Net sales for the quarter ended September 25, 2004 totaled $34.5 million versus $29.9 million for the same quarter last year, an increase of 15.3%. For the Retail channel, net sales for the LaCrosse brand decreased while net sales for the Danner brand improved over the same period last year. Net sales decreases in the LaCrosse brand Retail channel were primarily due to a decrease in the recreational footwear category during the third quarter partially offset by increased sales from the Quad Comfort line of LaCrosse brand work boots. Danner brand sales increased due to strong uniform, work, hunting, and rugged outdoor footwear sales. The growth in uniform sales was primarily from $2.8 million in sales to fulfill the GSA order to supply branded boots to the U.S. military. Excluding the GSA sales, Danner sales grew over the same period last year. Net sales for the Safety and Industrial channel of distribution declined from the third quarter of the previous year due to the strategic elimination of low-margin accounts and reduced sales of lower priced or commodity products. This reduction in sales of lower-priced or commodity products is related to customers sourcing many of these products directly, which increases the likelihood of future market share declines of lower-priced products. The decline in sales in the Safety and Industrial channel of distribution was partially offset by an increase in sales of structural fire boots compared to the same quarter last year.

Net sales for the first three quarters of 2004 ended September 25, 2004 increased $8.4 million, or 12.4%, to $76.8 million from $68.4 million from the same period last year. For the Retail channel, net sales for the LaCrosse brand was essentially the same as the first three quarters of 2003 while net sales for the Danner brand improved over the same period last year. In the LaCrosse brand Retail channel, increased sales of the Quad Comfort line of work boots effectively offset decreased sales in the recreational footwear category. Net sales growth for the Danner brand was primarily due to $7.5 million in sales from two GSA orders to the U.S. military and the continued success of both occupational and recreational products. The GSA orders are not part of an on-going contract. Excluding the GSA sales, Danner revenue grew over the same period last year. Net sales for the Safety and Industrial channel of distribution declined during the first three quarters of 2004 compared to the same period last year due to the same factors that reduced sales during the third quarter of 2004.

Due to the strategic decision to sell certain assets of our PVC boot line, sales of PVC boot products previously offered in both our Retail channel and our Safety and Industrial channel will end during the fourth quarter of 2004. Sales of these products totaled $4.8 million for the first three quarters of 2004 and $7.2 million for the full year of 2003. The PVC line is a lower margin line and contributed less than $0.1 million in gross margins in 2004.

Gross Profit

Gross profit for the quarter ended September 25, 2004 increased to $12.1 million, or 35.1% of net sales, from $9.4 million, or 31.4% of net sales, for the third quarter of 2003. Gross profit for the first three quarters of 2004 increased to $25.3 million, or 33.0% of net sales, from $21.0 million, or 30.7% of net sales in the same period last year. For both the third quarter and the first three quarters of 2004, gross margin, as a percent of net sales, improved due to an increasing percentage of sales coming from more recent introductions of higher-margin products coupled with the on-going elimination of lower-margin product lines, the elimination of mass merchant and lower-margin accounts, and improved factory utilization due to the GSA order.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.2 million, or 17.8%, to $8.2 million for the quarter ended September 25, 2004 compared to $7.0 million for the same period a year ago. Approximately 75% of the increase is the result of a one-time charge associated with the closure of our Claremont, New Hampshire manufacturing facility and sale of our PVC line of boots and certain assets. Factoring out this one-time charge, selling and administrative expenses in the third quarter of 2004 increased $0.3 million from the same period in 2003. The increase in selling and administrative expenses was due, in part, to increases in employee incentive compensation expenses.

Selling and administrative expenses increased $1.6 million, or 8.3%, to $20.3 million for the first three quarters of 2004 compared to $18.7 million for the same period a year ago. A nonrecurring cash receipt of $0.9 million in the settlement of a dispute with a former vendor in the first quarter of 2004 was offset by a $0.9 million charge associated with the closure of our Claremont, New Hampshire manufacturing facility. Factoring out a one-time $0.3 million credit due to the elimination of the retiree health care liability in the first three quarters of 2003, selling and administrative expenses increased by $1.3 million. Increases in selling and administrative expenses were primarily due to an increase in employee incentive compensation expense and the Company’s strategic decision to invest additional resources in its product development and marketing efforts.

Non-Operating Expenses

Non-operating expenses totaled $0.1 million for the quarter ended September 25, 2004 compared to $0.3 million for the same quarter last year. Non-operating expenses decreased to $0.4 million for the first three quarters of 2004 from $0.8 million for the same period last year. For both the third quarter and the first three quarters of 2004, interest expense decreased due to lower interest rates and lower average borrowings.

Income Taxes

During the three quarters of fiscal 2004 and 2003, substantially all of our taxable income was offset by available net operating loss (NOL) carryforwards. As of September 25, 2004, all of our federal NOL carryforwards have been utilized. Prior to the third quarter of fiscal 2004, we had recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sustained level of profitability. During the third quarter of 2004, we concluded that we have attained a certain level of sustained annual profitability. Accordingly, we reduced the valuation allowance to reflect our estimate of the amount of deferred tax assets that will be realized in the near term. Because the majority of the deferred tax assets can only be realized if we have taxable income in years well into the future and given the uncertainties involved in projecting our results of operations so far into the future, we have recorded the deferred tax asset net of a valuation allowance based on our estimate of taxable earnings through fiscal 2005. As a result, we recorded an income tax benefit in the third quarter of 2004 consisting of the reduction of the valuation allowance of approximately $0.3 million offset by approximately $0.2 million of currently payable taxes. In future periods of earnings, we will report income tax expense offset by any further reductions in the valuation allowance based on our ongoing assessment of the future realization of deferred tax assets.

Direct Charge to Equity

At September 25, 2004, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities resulted in an equity reduction of $1.2 million at December 31, 2003.

Liquidity and Capital Resources

We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle as well as non-recurring GSA orders. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.

Our revolving credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $30.0 million. The credit agreement will be used to support working capital requirements until June 2007. Excess cash flows from operations are used to pay down the credit agreement. At September 25, 2004, we had $12.8 million of outstanding borrowings under our credit agreement and net unused borrowing availability of $17.2 million. Our credit agreement provides for interest rate options of prime rate or LIBOR plus 1.5%. The weighted average interest rate for the outstanding borrowings at September 25, 2004 was 4.4% under our credit agreement. Borrowings under the credit agreement and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next twelve months.

Net cash used in operating activities totaled $4.7 million in the first three quarters of 2004, compared to net cash used of $7.9 million for the same period in 2003. In the first three quarters of 2004, we had net income of $4.8 million, adjusted for non-cash items including depreciation and amortization totaling $1.1 million and a deferred income tax benefit of $0.3 million, and changes in working capital components, primarily an increase in accounts receivable of $15.8 million, a decrease in inventory of $2.4 million, an increase in accounts payable of $1.7 million, and an increase in accrued expenses and other of $1.0 million. The overall increase in accounts receivable is normal for the period. The decrease in inventory is related to sales of close-out items and improved inventory management processes, systems, and forecasting.

Net cash used in investing activities was $0.5 million in the first three quarters of 2004 compared to $0.9 million for the same period in 2003. The majority of the cash used in both years was for capital expenditures.

Net cash provided by financing activities was $5.2 million in the first three quarters of 2004 compared to $8.9 million for the same period in 2003. During the first three quarters of 2004, we borrowed $7.5 million of short-term borrowings and repaid $2.2 million of long-term obligations. During the first three quarters of 2003, we borrowed $10.3 million in short-term borrowings and repaid $1.4 million in long-term obligations.

At the end of the third quarter of 2004, we were in compliance with all covenants in our credit agreement.

A summary of our contractual cash obligations at September 25, 2004 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	Remaining in 2004	2005	2006	2007	2008 and Thereafter
Operating leases (1)	$ 3,700	$ 400	$ 1,400	$ 1,000	$ 600	$ 300

(1)	Effective July 1, 2004, we entered into an agreement to sublease our leased facility in Racine, WI. Under the sublease agreement, we will receive $0.1 million in 2004, $0.2 million in 2005, and $0.1 million in 2006.

We also have a commercial commitment as described below:

(In Thousands)
Other Commercial Commitment	Total Amount Committed	Outstanding at September 25, 2004	Date of Expiration
Line of credit	$ 30,000	$ 12,827	June 2007

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

Revenue Recognition. We recognize revenue upon shipment of products to our customers. Revenue is recorded net of estimated discounts and returns. Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

Allowances for Doubtful Accounts and Discounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.3 million should be adequate for any exposure to loss in our September 25, 2004 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.8 million at September 25, 2004 should be adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before September 25, 2004.

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

Allowance for Slow-Moving Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $1.8 million at September 25, 2004 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Additionally, we review our intangible assets for impairment on an annual basis. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million related to our Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $3.7 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Deferred Tax Asset Valuation Allowance. Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the third quarter of 2004, we reduced our valuation allowance to reflect our estimate of the amount of deferred taxes that will be realized in the near term. Because the majority of our deferred tax items can only be realized if we have taxable income in years well in the future and given the uncertainties involved in projecting our results of operations so far into the future, we have recorded the net deferred tax asset using our estimate of taxable earnings through fiscal 2005. As our projected future operating results become clearer, we will adjust the valuation allowance accordingly.

Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Petroleum prices and their effects on transportation costs, footwear component costs, and ultimately product costs.

•	Consumer confidence and related demand for footwear, including occupational and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. Our outstanding line of credit of $12.8 million at September 25, 2004 is sensitive to changes in interest rates. At our option, the interest rate is either the prime rate or the LIBOR rate plus 1.5%. The weighted average interest rate for the outstanding balance at September 25, 2004 was 4.4%. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million. We believe that these amounts are not material to our earnings.

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

ITEM 6.  Exhibits

Exhibits

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: November 2, 2004	By:	/s/ Joseph P. Schneider
Joseph P. Schneider President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2004	By:	/s/ David P. Carlson
David P. Carlson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 25, 2004

Exhibit No.	Exhibit Description

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350.