Form 10-K
period 2004-12-31
LACROSSE FOOTWEAR INC
filed 2005-03-25
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-238001

LaCrosse Footwear, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin
(State or other jurisdiction
of incorporation or organization)

39-1446816
(I.R.S. Employer Identification No.)
18550 NE Riverside Parkway
Portland, Oregon
(Address of principal executive offices)
97230
(Zip code)

Registrant’s telephone number, including area code: (503) 766-1010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 22b-2 of the Act).

Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 25, 2004: $32,751,078.

Number of shares of the registrant’s common stock outstanding at March 2, 2005: 5,934,280 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2005 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

PART I

Item 1.   Business

Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.

Forward-Looking Statements

We caution you that this annual report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Commodity price increases, including rubber and petroleum. Price increases will affect transportation costs, footwear component costs, and ultimately product costs.

•	Consumer confidence and related demand for footwear, including work and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

General

LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the work and outdoor markets. The Company markets its products primarily under the LACROSSE® and DANNER® brands through selected distributors and retailers using independent representatives. LaCrosse’s products are characterized by innovative, functional design; durability; performance features; and quality materials.

Historically, LaCrosse has produced footwear primarily of rubber, some of which includes leather or fabric uppers. In March 1994, the Company acquired the business of Danner Shoe Manufacturing Co. (“Danner”), a producer of premium quality leather footwear for the work and outdoor markets, which is sold primarily under the DANNER® brand. Danner’s legal name was changed to Danner, Inc. in 2002. To broaden the base of business in the protective clothing area, in May 1996, a 50%-owned subsidiary of the Company purchased the assets of Rainfair, Inc. (“Rainfair”) of Racine, Wisconsin. Rainfair designs and markets rainwear, footwear and other protective clothing generally for the work market, which are sold primarily under the LACROSSE® brand. In January 1998, the Company acquired the remaining 50% of Rainfair that it did not own, thereby making it a wholly-owned subsidiary (and, subsequently, Rainfair was merged into the Company). In October 2002, the Company changed the name of its Rainfair division to LaCrosse Safety and Industrial. In 1997, the Company acquired the LAKE OF THE WOODS® trade name. LAKE OF THE WOODS® was a designer, manufacturer and marketer of branded leather footwear for both the work and outdoor markets. From 1997 to 1999, the Company transitioned the LAKE OF THE WOODS® product offerings to the LACROSSE® brand where leather boots have become a significant product offering for the LACROSSE® brand.

The Company was incorporated in Wisconsin in 1983 but traces its history to 1897 when La Crosse Rubber Mills Company was founded. Current management purchased LaCrosse’s predecessor from the heirs of the founding family and other shareholders in 1982.

Strategy

The Company’s business strategy is to continue to:

•	build, position and capitalize on the strength of established brands;

•	develop innovative products and relevant technologies that will differentiate its products, footwear and rainwear;

•	offer superior customer service; and

•	expand and enhance its strong distribution network of sales representatives and retail and industrial customers.

Brand Positioning

Within the retail channel of distribution, the Company markets footwear and rainwear under the well-established DANNER® and LACROSSE® brands. The Company also sells products through the safety and industrial distributor channel principally under the LACROSSE® brand. Each brand is positioned uniquely in the marketplace to capitalize on differences in end user expectations for performance, price, and end-use. The DANNER® brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE® brand has a more extensive product line including rubber and leather footwear as well as an extensive line of rainwear and protective clothing.

Products

The Company’s brand product offering includes these major categories:

Rubber Footwear

The Company’s rubber footwear line is the most extensive of its product categories with product offerings covering the work and outdoor markets. The Company markets rubber footwear mainly under the LACROSSE® brand. The product line ranges from low cost rubber products to high performance, handcrafted rubber products directed to specific work and outdoor market niches.

In addition, the Company markets products in rubber bottom, leather/fabric upper footwear for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the waterproof qualities and flexibility of rubber footwear with the fit and support of a laced leather boot.

Leather Footwear

The Company markets leather footwear under two brand names, DANNER® and LACROSSE®. The DANNER® products consist of premium quality work and outdoor boots available in numerous styles, many of which feature the stitch-down manufacturing process, which provides outstanding support and built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in leather boots, and it continues to include that liner in over 90% of its Danner products. The LACROSSE® brand markets a line of indoor and outdoor work boots and hikers appealing to consumers who desire durability and comfort.

Rainwear and Protective Clothing

Rainwear and footwear are complementary products in many work and outdoor environments. LaCrosse Safety and Industrial offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, food processing, and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid and flame environments. These products are recognized in the industry for their durability, quality and heritage.

LaCrosse also sells footwear accessories such as liners, wader suspenders and socks. During 2004, the Company offered approximately 500 styles of footwear and rainwear.

Overall, sales of work products accounted for approximately 58% of net sales, while sales of outdoor products accounted for approximately 42% of net sales in 2004.

Product Design and Development

The Company’s product design and development ideas originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales personnel and suppliers provide information to the Company’s marketing and product development personnel during the concept, development and testing of new product. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing and product development personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility is shared with outside sourcing facilities for pattern development and commercialization.

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

The Company’s products are sold directly to more than 4,000 accounts, including sporting goods/outdoor retailers, general merchandise and independent shoe stores, wholesalers, industrial distributors, catalog operations and the United States government. The Company’s customer base is also diversified as to size and location of customer and markets served. As a result, the Company is less dependent upon a few customers. However, the recent trend of consolidating retail and safety and industrial channels into regional, super regional, and national businesses is having an effect of consolidating the customer base. As consolidation continues, dependency on fewer, consolidated customers will increase.

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

The Company operates two retail outlet stores whose primary purpose is disposal of slow-moving merchandise and factory seconds. One of these stores is located at the manufacturing facility in Portland, Oregon.

The Company also derives royalty income from Danner Japan Ltd., a Japanese company in which the Company has a 12% ownership interest. Danner Japan Ltd. distributes products in Japan under the DANNER® brand that are manufactured by others overseas, and products manufactured in the Portland, Oregon factory. These sales amounts are included in revenues from foreign countries in our annual report.

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

The Company advertises and promotes its products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, online promotion, and through co-promotion with dealers.

Manufacturing and Sourcing

Traditionally, the Company manufactured the majority of its rubber and leather products in its United States manufacturing facilities. During the last decade, the quality and timeliness of product provided by offshore sources have improved substantially. This has resulted in consumers shifting their allegiance from domestically produced product to product that offers the best value regardless of origin of manufacture. The Company outsourced over 65% of the product it sold in 2004 and 2003 and expects that number to increase over the next few years.

A significant portion of the outsourced products are purchased from a limited number of foreign manufacturers located in the Asian-Pacific region. The Company has established criteria for its third-party manufacturers in order to monitor product quality and labor practices. Sources of capacity related to these products are available worldwide and management has identified alternative sources for these products.

The raw materials used in production of the Company’s products are quality leather, crude rubber and oil-based vinyl compounds for protective clothing products. Since these products are all available on a global basis, the Company has no reason to believe these raw materials will not continue to be available at competitive prices.

The Company, or its contract manufacturers, purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. Gore has traditionally been Danner’s single largest supplier, in terms of dollars spent on raw materials. Over 90% of Danner styles are GORE-TEX® lined. Agreements with Gore may be terminated by either party upon 90 days written notice. The Company considers its relationship with Gore to be good. GORE-TEX® is a registered trademark of W.L. Gore & Associates, Inc.

Backlog

At December 31, 2004, the Company had unfilled orders from its customers in the amount of approximately $7.5 million compared to $12.3 million at December 31, 2003. The backlog at December 31, 2003 included a $4.9 million General Services Administration, “GSA”, delivery order to supply boots to the U.S. military that the Company fulfilled in the first part of 2004. All orders at December 31, 2004 are expected to be filled during 2005. Because a major portion of the Company’s orders are placed in January through June for delivery in June through November, the Company’s backlog is lowest during the fourth quarter and peaks during the second quarter. Factors other than seasonality, such as pending large national account orders or United States government orders, could have a significant impact on the Company’s backlog. Therefore, backlog at any one point in time may not be indicative of future results. Generally, orders may be cancelled by customers prior to shipment without penalty.

Competition

The various categories of the protective footwear, rainwear and protective clothing markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has two to three major competitors in most of its rubber product lines, at least four major competitors in connection with the Company’s outdoor footwear, and at least four major competitors in connection with its work footwear, rainwear and protective clothing.

LaCrosse believes it maintains a competitive position through the strength of its brands; its attention to quality and the delivery of value; its position as an innovator; its record of delivering products on a timely basis; its strong customer relationships; and, in some cases, the breadth of its product line. Some of the Company’s competitors compete mainly on the basis of price.

Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company’s DANNER® and LACROSSE® leather product line. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products, because offshore manufacturers generally pay significantly lower labor costs. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort and quality, continued technological improvements, brand awareness, timeliness of product delivery and product pricing are all important. The Company believes, by attention to these factors, that the DANNER® footwear line has maintained a strong competitive position in its current market niches. For leather boots, the LACROSSE® brand, sources product from offshore. Therefore, it competes with other distributors with products sourced from offshore locations.

Several rubber boot manufacturers with strong brand recognition in their respective markets are the major competitors to LACROSSE®, though the Company occupies a favorable niche in the higher price segments of the work and outdoor rubber boot markets. The Company’s history of supplying quality rubber boots has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which the Company must effectively compete. The

Company believes that its superior quality products, innovation and design leadership, coupled with solid delivery and customer support will enable it to effectively compete in this market.

Employees

As of December 31, 2004, the Company had approximately 300 employees, all located in the United States. Approximately 20 of the Company’s employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a four-year collective bargaining agreement which expires in September 2006. Approximately 150 of the Company’s employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union under a collective bargaining agreement which expires in January 2006. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents

The Company owns United States federal registrations for several of its marks, including LACROSSE®, DANNER®, RED BALL®, RAINFAIR®, LACROSSE and stylized Indianhead design that serve as the Company’s logo, RAINFAIR and stylized horse design that serve as Rainfair’s logo, FIRETECH®, ICE KING®, ICEMAN®, AIRTHOTIC®, GAMEMASTER®, TERRA FORCETM, HYPER-DRI®, CAMOHIDETM, ACADIA®, and RED BALL JETS®. The Company generally attempts to register a trademark relating to a product’s name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. However, the Company relies on common law trademark rights for all unregistered brands. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE® and DANNER® names, the Company does not believe any trademark is material to its business.

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

Seasonality/Working Capital

As has traditionally been the case, the Company’s sales in 2004 were higher in the last two quarters of the year than in the first two quarters and, to satisfy shipping requirements, the Company places orders for sourced product during the first quarter with delivery to the Company starting in the second quarter. As a result, inventories generally peak early in the third quarter. The Company expects these trends to continue. The Company has historically financed operations with cash generated from operations, long-term lending arrangements and short-term borrowings under a line of credit. The Company requires working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. The Company’s working capital needs are the lowest in the first quarter and highest from August through November in each year.

Foreign Operations and Export Sales

Other than the Company’s 12% equity interest in Danner Japan, Ltd., the Company does not have foreign operations. International sales accounted for less than 4% of the Company’s net sales in 2004.

Environmental Matters

The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company’s policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in 2005, any material impact on the capital expenditures, earnings or competitive position of the Company.

Where You Can Find More Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (800) 654-3517.

Item 2. Properties

The following table sets forth certain information, as of December 31, 2004, relating to the Company’s principal facilities.

	Properties
		Approximate Floor
Location	Owned or Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased(1)	55,000	Principal sales, marketing and executive offices and warehouse space

Portland, OR	Leased(2)	36,000	Manufacturing operations and retail outlet store

La Crosse, WI	Leased(3)	212,000	Warehouse space

La Crosse, WI	Leased(4)	230,000	Warehouse and distribution facility

La Crosse, WI	Leased	11,000	Retail outlet store

Claremont, NH	Owned	150,000	Ceased manufacturing in August 2004. Currently used for distribution

Racine, WI	Leased(5)	104,700	Sublet through end of lease

(1)	The lease for this facility expires in 2007.

(2)	The lease for this facility expires in March 2009, but the Company has the option to extend the term for an additional five years.

(3)	The lease for this building expires in 2007. Approximately 11% of this building is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company received $0.1 million in 2004, and is scheduled to receive $0.1 million in 2005, $0.1 million in 2006, and $0.1 million in 2007.

(4)	The lease for space in this facility expires in December 2006. The Company may terminate this lease at any time upon 120 days written notice to the lessor but in no event shall such notice be given prior to January 2005.

(5)	The lease for this facility was entered into in May 1996 and expires in May 2006. At December 31, 2003, the Company had recorded a liability for the cost of the estimated market lease rate and length of time needed to sublet the facility. Effective July 1, 2004, the Company entered into an agreement to sublease this facility. Under the sublease agreement, the Company received $0.1 million in 2004 and is scheduled to receive $0.2 million in 2005 and $0.1 million in 2006.

Based on present plans, management believes that the Company’s current facilities will be adequate to meet the Company’s anticipated needs for at least the next two years.

Item 3. Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. As of March 2, 2005, we were not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the NASDAQ National Market under the ticker symbol BOOT. On March 2, 2005, the sale price of our Common Stock was $12.20 per share, as reported on the NASDAQ National Market. The table below shows the high and low sales prices per share of our Common Stock as reported by the NASDAQ National Market:

	2004		2003
	High	Low	High	Low
First Quarter	$8.99	$7.03	$3.00	$2.00
Second Quarter	11.00	7.10	3.99	2.43
Third Quarter	8.85	6.03	5.00	2.65
Fourth Quarter	12.39	6.76	7.92	4.38

As of March 2, 2005, there were approximately 315 shareholders of record and approximately 1,406 beneficial owners of the Company’s Common Stock.

Dividends

The Company did not declare or pay a cash dividend in 2003 or 2004. Future dividend policy and payments, if any, will depend upon earnings and financial condition of the Company, the Company’s need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.

Equity Compensation Plan Information

Certain information with respect to the Company’s equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

Selected Income Statement Data
Year Ended December 31	2004	2003	2002	2001	2000

($ in thousands)
Net sales	$105,470	$95,687	$97,785	$125,301	$138,161
Operating income (loss)	7,640	3,666	(3,999)	(5,308)	(2,126)
Net income (loss)	6,973	2,630	(5,086)	(7,949)	(4,769)

Selected Balance Sheet Data
Year Ended as of December 31	2004	2003	2002	2001	2000

($ in thousands)
Working capital	$34,989	$25,753	$25,607	$27,853	$27,760
Total assets	57,788	55,241	60,845	79,925	97,598
Notes payable, bank	—	5,319	8,378	17,645	20,840
Long-term obligations, including current maturities	—	2,219	4,432	6,031	10,406
Shareholders’ equity	45,151	37,876	35,089	41,545	49,494

Selected Share Data
Year Ended December 31	2004	2003	2002	2001	2000

Basic earnings (loss) per common share	$1.18	$0.45	$(0.87)	$(1.35)	$(0.80)
Diluted earnings (loss) per common share	$1.15	$0.44	$(0.87)	$(1.35)	$(0.80)
Dividends per common share	—	—	—	—	—

Basic weighted average shares outstanding (in thousands)	5,891	5,874	5,874	5,874	5,974
Diluted weighted average shares outstanding (in thousands)	6,070	5,939	5,874	5,874	5,974

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements:

Year Ended December 31	2004	2003	2002

($ in thousands)
Net sales	$105,470	$95,687	$97,785
Cost of goods sold	69,822	66,201	71,574

Gross profit	35,648	29,486	26,211
Gross margin	33.8%	30.8%	26.8%
Net income (loss)	6,973	2,630	(5,086)

Selling and administrative expenses	28,008	25,820	30,210
Non-operating expense, net	398	1,036	1,597
Income tax expense (benefit)	269	—	(1,538)
Days sales outstanding	53	46	55
Inventory turns	3.4	2.8	2.5

Overview

LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leader in the design, development, marketing and manufacturing of premium quality protective footwear and clothing for the work and outdoor markets. The Company’s products are directed at both the retail consumer channel and the safety and industrial channel of distribution.

Economic indicators that are important to our business include consumer confidence and unemployment rate trends. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.

Operationally, gross margins are an important determining factor in funding marketing, sales and product development costs, in addition to producing profits. In 2004, margin growth of 300 basis points, in part, contributed to the Company’s ability to achieve improved profitable growth. Overall, the Company has realized margin improvements of over 700 basis points, as compared to 2002.

From a working capital and return on equity standpoint, management of our accounts receivable and inventory is key. We are focused on improving asset turns as evidenced by our increased inventory turnover (as measured by cost of goods sold divided by average inventory). Our inventory turns for 2004 improved to 3.4 from 2.8 turns in 2003, or 22%. Without the GSA delivery orders, turns were 3.2 for 2004, an increase of 13%.

Due to continued improvements in systems, forecasting and management processes, in 2004 we reduced inventory by $7.1 million from the end of 2003. As a result of improved profitability and asset management, operating cash flow for the year was $15.5 million, which allowed us to eliminate our funded debt and achieve a cash balance of $7.1 million at the end of 2004.

Our sales are generally higher in the second half of the year, due to our cold and wet weather product offerings. We are continuing to augment our offerings with more year-round work products, as well as spring offerings of outdoor products. Weather, especially in the fall and winter, has been and will continue to be a contributing factor in our results.

We principally examine success of products and markets by reviewing the growth of our channels of distribution and brands. The Company has successfully increased sales of both its work (formerly called “occupational”) and outdoor (formerly called “recreational”) footwear. Work sales were $60.7 million for the full year 2004, up from $51.9 million in 2003. The growth in work sales for the year spanned multiple product categories, including boots for public safety, general work and firefighting. Work sales were led by a $9.8 million increase due to the GSA delivery orders. Outdoor sales were $44.8 million for the full year 2004, up from $43.8 million in 2003. The growth in outdoor sales for the year included stronger penetration into the outdoor rugged/casual and hunting markets.

FISCAL 2004 COMPARED TO FISCAL 2003

Net Sales

Net sales in 2004 increased $9.8 million, or 10.2%, to $105.5 million from $95.7 million in 2003. The increase in net sales was primarily due to a 16.7% increase in the work channel of LaCrosse and Danner brand products, which spanned multiple product categories including $11.7 million related to boots for public safety including $9.8 million of GSA delivery orders. Net sales in the outdoor channel of LaCrosse and Danner brand products in 2004 increased 2.3% from 2003. We believe the overall increase is the result of a refocus on profitable sales growth and increasing brand equity. During 2004 we launched several successful new innovative products. In addition, during 2004, the Company fulfilled two GSA delivery orders to the United States government. GSA delivery orders are not a core business for the Company. Sales to the GSA accounted for approximately 11% and 2% of consolidated revenues in fiscal years 2004 and 2003, respectively. No other single customer provided revenue of 10% or more of consolidated revenues in any of the years presented.

Gross Profit

Gross profit in 2004 increased $6.2 million, or 20.9%, to $35.6 million from $29.5 million in 2003. As a percent of sales, gross profit improved to 33.8% in 2004, from 30.8% in 2003, an improvement of 300 basis points. The increase in gross profit as a percent of sales is a reflection of the increased sales of the Company’s new high-margin products and improved factory utilization due to increased production volume, related to the GSA delivery orders.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.2 million, or 8.5%, to $28.0 million from $25.8 million in 2003. However, as a percent of sales, selling and administration remained consistent at 27%. The dollar increase is primarily due to charges for compensation, marketing, and selling expenses related to increased sales volumes and profitability.

Non-operating Expenses

Non-operating expenses in 2004 decreased $0.6 million, or 61.6%, to $0.4 million from $1.0 million in 2003. The decrease was primarily the result of lower interest expense from $1.1 million in 2003 to $0.5 million in 2004, due to lower average borrowings and lower interest rates. At the end of 2004, the Company had no outstanding borrowing, under its line of credit.

Income Taxes

During 2003, all of the Company’s taxable income was offset by available net operating loss (NOL) carryforwards. At December 31, 2003, The Company had recorded a $3.6 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as the Company had not achieved a sustained level of profitability. During 2004, management concluded that the Company had attained a sufficient level of sustained annual profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Additionally, the valuation allowance was further reduced by approximately $0.4 million associated with the estimated income tax benefit relative to the minimum pension liability recorded in equity, which had no effect on net income. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has now concluded that the deferred assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.

Direct Charge To Equity

In 2002, the Company recorded a $1.4 million charge directly to equity as a result of recognizing the minimum pension liability. In 2003, this charge was reduced by $0.2 million to $1.2 million. In 2004, the charge to equity decreased $0.2 million for an additional minimum pension liability charge of $0.2 million offset by an income tax benefit of $0.4 million. The charge is necessary when the accumulated benefit obligation is in excess of the sums of the respective plan assets and accrued pension liabilities. See Note 7 to the consolidated financial statements for more information.

Net Income

Net income for 2004 increased to $7.0 million or 6.6% of net sales in 2004 from $2.6 million or 2.7% of net sales in 2003. This increase in net income is based primarily on increased net sales, improved gross margins, and lower interest expense.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.4 million, or 14.5%, to $25.8 million from $30.2 million in 2002. During 2002, we recorded $3.0 million of charges associated with the move of the corporate headquarters to Portland, Oregon from La Crosse, Wisconsin ($1.9 million) and the move of the Safety and Industrial division to Portland, Oregon from Racine, Wisconsin ($1.1 million). Factoring out one-time charges in 2002, the Company decreased selling and administrative expenses approximately $1.4 million, mainly as a result of the consolidation of company functions from several facilities to locations in Portland, Oregon and La Crosse, Wisconsin and leveraging internal systems and operating efficiencies.

Non-operating Expenses

Non-operating expenses in 2003 decreased $0.6 million, or 35.1%, to $1.0 million from $1.6 million in 2002. The decrease is primarily the result of lower interest expense, due to lower average borrowings and lower interest rates.

Income Taxes

No income tax provision was presented for 2003 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. The Company had a valuation allowance on its otherwise recognizable deferred tax assets. During 2002, the Company recognized an income tax benefit of $1.5 million due to tax provisions enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years allowing the Company to carryback certain losses incurred during 2002 to reduce taxable income from 1997 and 1998. As a result, the Company received a tax refund of approximately $2.9 million during 2003.

Direct Charge To Equity

During 2002, the Company recorded a $1.4 million charge directly to equity as a result of recognizing our minimum pension liability. In 2003, the charge to equity was reduced by $0.2 million to $1.2 million. The charge is necessary when the accumulated benefit obligation is in excess of the sums of the respective plan assets and accrued pension liabilities. See Note 7 to the consolidated financial statements for more information.

Net Income

Net income for 2003 increased to $2.6 million or 2.7% of net sales in 2003 from a net loss of $5.1 million in 2002. This increase in net income was based primarily on improved gross margins and decreased selling and administrative expenses.

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

On June 1, 2004, we entered into a three-year credit agreement with Wells Fargo Bank, N.A., to refinance our previous bank revolving line of credit. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. We had unused borrowing availability of $18.9 million at December 31, 2004. At our option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. Excess cash flows from operations are used to pay down the credit agreement. As of December 31, 2004, we had no outstanding balance under our current line of credit as compared with an outstanding balance of $5.3 million at December 31, 2003 under our former line of credit agreement. As of December 31, 2004, we were in compliance with all covenants related to our credit agreement. Existing cash balances, borrowings under the current credit agreement, and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.

Net cash provided by operating activities was $15.5 million in 2004, compared to $6.4 million for 2003. The 2004 sum consisted of net income of $7.0 million, adjusted for non-cash items including depreciation and amortization totaling $1.5 million, and changes in working capital components, primarily an increase in accounts receivable of $2.2 million, a decrease in inventory of $7.1 million, and an increase in accounts payable and accrued expenses of $2.0 million. The decrease in inventory was primarily the result of close-out sales and improved management processes, systems, and forecasting. The increase in accounts payable and accrued expenses is due mainly to an increase in compensation expenses.

In 2003, the Company earned net income of $2.6 million, adjusted for non-cash items including depreciation and amortization totaling $1.7 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.9 million, a decrease in refundable income taxes of $2.9 million, an increase in inventory of $0.6 million, and a decrease in accounts payable and accrued expenses of $2.3 million. Net cash used in investing activities was $0.7 million in 2004 compared to $1.1 million during 2003. The majority of the cash used in both years was for capital expenditures.

Net cash used in financing activities was $7.7 million in 2004 compared to $5.3 million in 2003. During 2004, we repaid $5.3 million of short-term borrowings and $2.2 million of long-term obligations compared to repayments of $3.1 million of short-term borrowings and $2.2 million of long-term obligations in 2003.

At December 31, 2004, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities has resulted in a cumulative direct charge to equity net of tax of $1.0 million as of December 31, 2004.

A summary of our contractual cash obligations at December 31, 2004 is as follows:

(in Thousands)	Payments due by period
						2009 and
Contractual Obligations	Total	2005	2006	2007	2008	Thereafter
Operating leases (1)(2)	$3,300	$1,400	$1,000	$600	$200	$100

(1)	Effective July 1, 2004, the Company entered into an agreement to sublease the leased facility in Racine, WI. Under the sublease agreement, the Company received $0.1 million in 2004 and is scheduled to receive $0.2 million in 2005 and $0.1 million in 2006.

(2)	Approximately 11% of one of the Company’s leased warehouses in La Crosse, WI is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company received $0.1 million in 2004, and is scheduled to receive $0.1 million in 2005, $0.1 million in 2006, and $0.1 million in 2007.

We also have a commercial commitment as described below:

(In Thousands)

Other Commercial	Total Amount
Commitment	Committed	Outstanding at 12/31/04	Date of Expiration
Line of credit	$30,000	$—	June 2007

As of December 31, 2004, the Company had a cash balance of $7.1 million.

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

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $0.3 million is considered adequate for any exposure to loss in our December 31, 2004 accounts receivable.

Product Warranties. We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.8 million at December 31, 2004 is considered adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before December 31, 2004.

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

Allowance for Slow-Moving Inventory. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $1.7 million at December 31, 2004 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million related to Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $3.6 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption below for a discussion of factors that will have an effect on our ability to attain future levels of product sales and cash flows.

Deferred Tax Asset Valuation Allowance. Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2004, we reduced our valuation allowance to reflect our estimate of the amount of deferred taxes that will be realized in the near term. Considering the projected levels of future income as well the net deferred tax assets, we have concluded that our deferred assets are fully realizable except for the deferred tax asset that relates to the majority of our state NOL carryforwards. The realization of these state NOL carryforwards is dependent on yet to be developed tax strategies as well as having taxable income in years well into the future. In future periods of earnings, we will report income tax expense computed at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is interim and annual periods beginning after June 15, 2005. Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. At our option, the line of credit interest rate is either the prime rate or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused the Company’s interest expense to change by approximately $0.1 million. The Company believes that these amounts are not material to the earnings of the Company.

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2004, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2004 with a similar charge to equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data

The consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and the related consolidated balance sheets of the Company as of December 31, 2004 and 2003, together with the related notes thereto and the Public Accounting Firm appears on pages F-1 through F-21 hereof.

The following tabulation presents the Company’s unaudited quarterly results of operations for 2004 and 2003:

Thousands of dollars except per share data – 2004

	Q1	Q2	Q3	Q4

Net sales	$23,726	$18,600	$34,484	$28,660
Gross profit	7,233	5,970	12,109	10,336
Operating income (loss)	1,236	(87)	3,890	2,601
Net income (loss)	1,095	(237)	3,892	2,223
Basic earnings (loss) per common share	0.19	(0.04)	0.66	0.38
Diluted earnings (loss) per common share	0.18	(0.04)	0.64	0.37

Thousands of dollars except per share data – 2003

	Q1	Q2	Q3	Q4

Net sales	$19,874	$18,588	$29,900	$27,325
Gross profit	5,986	5,607	9,391	8,502
Operating income (loss)	(343)	197	2,412	1,400
Net income (loss)	(649)	4	2,140	1,135
Basic and diluted earnings (loss) per common share	(0.11)	—	0.36	0.19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to executive officers, directors and Section 16 compliance is included under the captions “Election of Directors”, “Board of Directors”, “Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2004.

Number of securities
remaining available
for future issuance
	Number of securities to		under equity
	be issued upon	Weighted-average	compensation plans
	the exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights(1)	warrants and rights	column)(2)
Equity compensation plans approved by security holders	591,191	$5.23	225,560
Equity compensation plans not approved by security holders	—	—	—

Total	591,191	$5.23	225,560

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan (the “1993 Plan”), 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”) and 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

(2)	Includes 26,135 shares of the Company’s Common Stock available for issuance under the 1997 Plan; 153,425 shares of the Company’s Common Stock available for issuance under the 2001 Plan; and 46,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

(a)1. The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:

2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2004, 2003 and 2002 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	28
Schedule II Valuation and Qualifying Accounts	29

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Exhibits

3.	The following exhibits are filed herewith:

Exhibit			Sequential Page
Number		Exhibit Description	Number
(3.1)		Restated Articles of Incorporation of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(3.2)		By-Laws of LaCrosse Footwear, Inc., as amended to date. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]	—

(4.1)		Credit Agreement, dated as of April 15, 2004, by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]	—

(10.1	)*	LaCrosse Footwear, Inc. Retirement Plan [Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.2	)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.3	)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.4	)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996]	—

(10.5	)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan [Incorporated by reference to Appendix B of LaCrosse Footwear, Inc.’s Definitive Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders]	—

(10.6	)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan as amended [Incorporated by reference to Appendix B of LaCrosse Footwear, Inc.’s Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders]	—

(10.7)		Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

*	A management contract or compensatory plan or arrangement.

Exhibit		Sequential Page
Number	Exhibit Description	Number
(10.8)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998]	—

(10.9)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.10)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(21)	List of subsidiaries of LaCrosse Footwear, Inc.

(23)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(99)
Proxy Statement for the 2005 Annual Meeting of Shareholders

[The Proxy Statement for the 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 2005.

LACROSSE FOOTWEAR, INC.
By	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 25, 2005
/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005
/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005
/s/Stephen F. Loughlin Stephen F. Loughlin	Director	March 25, 2005
/s/ Luke E. Sims Luke E. Sims	Director	March 25, 2005
/s/ John D. Whitcombe John D. Whitcombe	Director	March 25, 2005
/s/ Charles W. Smith Charles W. Smith	Director	March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 28, 2005

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Additions			Balance
	Beginning	Charged To Costs	Charged To		at End
Description	of Period	and Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2002:
Accounts receivable allowances:
Allowance for doubtful accounts	$389	$275	$—	$249	$415
Allowance for uncollectible interest	33	—	—	33	—

Total	$422	$275	$—	$282	$415

Inventory allowance:
Allowance for slow-moving inventory	$3,846	$559	$—	$2,860	$1,545

Property and equipment allowance:
Reserve for excess property and equipment	$484	$625	$—	$1,109	$—

Deferred income taxes:
Deferred tax asset valuation allowance	$3,629	$601	$—	$—	$4,230

Allowance for warranties	$1,112	$2,860	$—	$2,973	$999

Year ended December 31, 2003:
Accounts receivable allowances:
Allowance for discounts	$—	$297	$—	$250	$47
Allowance for doubtful accounts	415	412	—	476	351

Total	$415	$709	$—	$726	$398

Inventory allowance:
Allowance for slow-moving inventory	$1,545	$1,151	$—	$1,022	$1,674

Deferred income taxes:
Deferred tax asset valuation allowance	$4,230	$—	$—	$670	$3,560

Allowance for warranties	$999	$1,835	$—	$1,982	$852

(In Thousands)

SCHEDULE II - continued

	Balance at	Additions			Balance
	Beginning	Charged To Costs	Charged To		at End
Description	of Period	and Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2004:
Accounts receivable allowances:
Allowance for discounts	$47	$1,344	$—	$1,204	$187
Allowance for doubtful accounts	351	108	—	126	333

Total	$398	$1,452	$—	$1,330	$520

Inventory allowance:
Allowance for slow-moving inventory	$1,674	$1,068	$—	$1,044	$1,698

Deferred income taxes:
Deferred tax asset valuation allowance	$3,560	$—	$—	$2,472	$1,088

Allowance for warranties	$852	$1,840	$—	$1,846	$846

The accounts receivable, inventory, property and equipment and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit		Sequential Page
Number	Exhibit Description	Number
(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(3.2)	By-Laws of LaCrosse Footwear, Inc., as amended to date. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]	—

(4.1)	Credit Agreement, dated as of April 15, 2004, by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]	—

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan [Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996]	—

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan [Incorporated by reference to Appendix B of LaCrosse Footwear, Inc.’s Definitive Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders]	—

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan [Incorporated by reference to Appendix B of LaCrosse Footwear, Inc.’s Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders]	—

(10.7)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.8)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998]	—

*	A management contract or compensatory plan or arrangement.

Exhibit		Sequential Page
Number	Exhibit Description	Number
(10.9)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(10.10)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]	—

(21)	List of subsidiaries of LaCrosse Footwear, Inc.

(23)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(99)	Proxy Statement for the 2005 Annual Meeting of Shareholders

[The Proxy Statement for the 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon

We have audited the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 28, 2005

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003
(In Thousands, except share and per share data)

ASSETS (Note 4)	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$7,149	$—
Trade accounts receivable, less allowances of $0.5 million in 2004 and $0.4 million in 2003	15,613	13,412
Inventories (Note 2)	16,962	24,042
Prepaid expenses and other	622	667
Deferred tax assets (Note 3)	2,170	748

Total current assets	42,516	38,869

PROPERTY AND EQUIPMENT
Land, land improvements and building	2,439	2,862
Machinery and equipment	12,352	18,520

	14,791	21,382
Less accumulated depreciation	11,234	16,738

Net property and equipment	3,557	4,644

OTHER ASSETS
Goodwill	10,753	10,753
Other assets (Note 7)	962	975

Total other assets	11,715	11,728

TOTAL ASSETS	$57,788	$55,241

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003

CURRENT LIABILITIES
Current maturities of long-term obligations (Note 4)	$—	$2,219
Notes payable (Note 4)	—	5,319
Accounts payable	3,348	2,727
Accrued compensation	2,360	1,502
Other accruals	1,819	1,349

Total current liabilities	7,527	13,116

COMPENSATION AND BENEFITS (Note 7)	3,708	3,501

DEFERRED TAX LIABILITY (Note 3)	1,402	748

Total liabilities	12,637	17,365

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 7)

SHAREHOLDERS’ EQUITY (Note 6)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	26,255	26,430
Accumulated other comprehensive loss (Note 7)	(1,015)	(1,215)
Retained earnings	24,374	17,401
Less cost of 811,251 and 842,454 shares of treasury stock	(4,530)	(4,807)

Total shareholders’ equity	45,151	37,876

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,788	$55,241

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002
(In Thousands, except share and per share data)

	2004	2003	2002

Net sales (Note 9)	$105,470	$95,687	$97,785
Cost of goods sold	69,822	66,201	71,574

Gross profit	35,648	29,486	26,211
Selling and administrative expenses (Note 8)	28,008	25,820	30,210

Operating income (loss)	7,640	3,666	(3,999)

Non-operating income (expense):
Interest expense	(543)	(1,136)	(1,777)
Miscellaneous	145	100	180

	(398)	(1,036)	(1,597)

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	7,242	2,630	(5,596)

Income tax expense (benefit) (Note 3)	269	—	(1,538)

Net income (loss) before cumulative effect of accounting change	6,973	2,630	(4,058)

Cumulative effect of change in accounting principle	—	—	(1,028)

Net income (loss)	$6,973	$2,630	$(5,086)

Net income (loss) per common share before cumulative effect of change in accounting principle
Basic	$1.18	$0.45	$(0.69)
Diluted	$1.15	$0.44	$(0.69)

Cumulative effect of change in accounting principle
Basic	$—	$—	$(0.18)
Diluted	$—	$—	$(0.18)

Net income (loss) per common share
Basic	$1.18	$0.45	$(0.87)
Diluted	$1.15	$0.44	$(0.87)

Basic weighted average shares outstanding	5,890,721	5,874,477	5,874,449
Diluted weighted average shares outstanding	6,070,167	5,939,175	5,874,449

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

			Accumulated
		Additional	Other			Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Loss	Earnings	Stock	Equity	Income (Loss)

Balance, December 31, 2001	$67	$26,434	$—	$19,857	$(4,813)	$41,545
Comprehensive loss:
Net loss	—	—	—	(5,086)	—	(5,086)	$(5,086)
Minimum pension liability	—	—	(1,370)	—	—	(1,370)	(1,370)

Comprehensive loss							(6,456)

Balance, December 31, 2002	67	26,434	(1,370)	14,771	(4,813)	35,089
Comprehensive income:
Net income	—	—	—	2,630	—	2,630	2,630
Minimum pension liability	—	—	155	—	—	155	155

Comprehensive income							2,785

Exercise of stock options	—	(4)	—	—	6	2

Balance, December 31, 2003	67	26,430	(1,215)	17,401	(4,807)	37,876
Comprehensive income:
Net income	—	—	—	6,973	—	6,973	6,973
Minimum pension liability	—	—	(250)	—	—	(250)	(250)
Income tax benefit on minimum pension liability (Note 3)	—	—	450	—	—	450	450

Comprehensive income							$7,173

Exercise of stock options	—	(175)	—	—	277	102

Balance, December 31, 2004	$67	$26,255	$(1,015)	$24,374	$(4,530)	$45,151

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$6,973	$2,630	$(5,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,255	1,417	2,773
Amortization	216	304	363
Loss on disposal/impairment of property and equipment	540	55	624
Intangibles impairment charge	—	—	1,028
Deferred income taxes	(318)	—	3,695
Other	—	95	14
Changes in current assets and liabilities:
Trade accounts receivable	(2,201)	1,890	4,172
Inventories	7,080	(582)	10,911
Refundable income taxes	—	2,888	(2,888)
Accounts payable	621	(1,940)	(1,538)
Accrued expenses and other	1,344	(348)	(2,298)

Net cash provided by operating activities	15,510	6,409	11,770

Cash Flows from Investing Activities
Purchase of property and equipment	(934)	(1,165)	(1,161)
Proceeds from sale of property and equipment	226	28	8
Other	—	—	(22)

Net cash used in investing activities	(708)	(1,137)	(1,175)

Cash Flows from Financing Activities
Principal payments on long-term obligations	(2,219)	(2,213)	(1,599)
Net payments on short-term borrowings	(5,319)	(3,059)	(9,267)
Payment of deferred financing costs	(217)	—	—
Proceeds from exercise of stock options	102	—	—

Net cash used in financing activities	(7,653)	(5,272)	(10,866)

Increase (decrease) in cash and cash equivalents	7,149	—	(271)

Cash and cash equivalents:
Beginning	—	—	271

Ending	$7,149	$—	$—

SUPPLEMENTAL INFORMATION
Cash payments (refunds) of:
Interest	$602	$1,402	$1,962
Income taxes	$318	$(2,888)	$(2,297)

Non-cash deferred income tax benefit from minimum pension liability (Note 3)	$(450)	$—	$—

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The Company designs, manufactures and markets premium quality footwear and apparel for the expert work and outdoor users through a nationwide network of specialty retailers and distributors throughout the United States.

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiary (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuation allowances for inventories and deferred tax assets, facility shutdown reserves, pension assumptions and estimated future cash flows used in the annual impairment test of goodwill. Actual results could differ from those estimates.

Fair value of financial instruments:

The carrying amount of long-term debt approximates fair value based on the interest rates, maturities and collateral requirements currently available for similar financial instruments.

Outsourced production and concentrations of supply:

Approximately 65% of the Company’s sales in 2004 were of outsourced products. A significant portion of the outsourced products were purchased from a limited number of foreign manufacturers. Sources of capacity related to these products are available worldwide and management has identified alternative sources for these products.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies, Continued

Cash and cash equivalents:

The Company considers all highly liquid debt instruments (including short-term investment grade securities and money market instruments) purchased with maturities of three months or less to be cash equivalents. The carrying amount of those assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments. The Company maintains its cash in money market accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories:

Inventories are stated at the lower of cost or market. All inventories, except for rubber-based product are valued using the first-in, first-out (FIFO) method. Rubber based product inventory is valued using the last-in, first-out (LIFO) method. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. Inventories have been reduced by slow-moving inventory reserves of approximately $1.7 million at December 31, 2004 and 2003.

Property and equipment:

Property and equipment are carried at cost and are being depreciated using straight-line and accelerated methods over their estimated useful lives as follows: land improvements, 15 years; buildings and improvements, 10 to 25 years; and machinery and equipment, 3 to 7 years.

Goodwill:

Goodwill represents the excess of cost over net assets acquired of Danner, Inc. In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, goodwill is tested for impairment annually and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies, Continued

amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of Danner was established based upon a projection of profitability based on the market it operates. Using these procedures, the Company determined that the fair value of Danner exceeds its carrying value for both the year-end December 31, 2004 and 2003 and therefore no write-down was required. The net carrying amount of goodwill for the Danner unit was $10.8 million for each respective year.

The Company completed the goodwill transitional impairment test during 2002 for the Safety and Industrial and Danner divisions’ goodwill. The impairment test, which was conducted using information that included a valuation performed by an independent appraiser, indicated that the Safety and Industrial division goodwill was impaired. Accordingly, the Company recorded a $1.0 million charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

Impairment of long-lived assets:

The Company periodically reviews long-lived assets to determine any potential impairment. The asset carrying values are compared with the expected future cash flows resulting from their use. The expected future cash flows include cash flows resulting from the asset’s disposition. The Company would recognize an impairment loss if an asset’s carrying value exceeded its expected future cash flow. The Company recognized an impairment loss in 2004 (See Note 8).

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

Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2004 and 2003 are summarized as follows:

	December 31,
	2004	2003

Balance, beginning	$852	$999
Accruals for products sold	1,840	1,835
Costs incurred	(1,846)	(1,982)

Balance, ending	$846	$852

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies, Continued

Employee stock-based compensation:

At December 31, 2004, the Company has stock-based employee compensation plans (See Note 6). The Company accounts for those plans under the APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2004	2003	2002

Net income (loss) — as reported	$6,973	$2,630	$(5,086)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(386)	(152)	(83)

Pro forma net income (loss)	$6,587	$2,478	$(5,169)

Net income (loss) per common share:
Basic – as reported	$1.18	$0.45	$(0.87)
Diluted – as reported	$1.15	$0.44	$(0.87)
Basic – pro forma	$1.12	$0.42	$(0.88)
Diluted – pro forma	$1.09	$0.42	$(0.88)

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies, Continued

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the third quarter of 2005. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Management has not yet completed their study of the transition methods or made any decisions about how the Company will adopt FAS 123. However, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in the table above. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies, Continued

Advertising and promotion:

The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 were approximately $2.2, $2.0 and $2.1 million, respectively.

Net income (loss) per common share:

Because the Company has potential common stock outstanding, as discussed in Note 6, it is required to present basic and diluted net income (loss) per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The impact of the stock options on the diluted weighted average shares was to increase the weighted average shares outstanding by 179,446 and 64,698 shares for the years ended December 31, 2004 and 2003, respectively. Options to purchase shares of common stock were not included in the computation of diluted net loss per share in 2002 because their effect would be antidilutive.

Recent accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or results of operations.

Note 2. Inventories

A summary of inventories is as follows:

	December 31,
	2004	2003

Raw materials	$1,365	$1,539
Work in process	188	177
Finished goods	15,409	22,326

Total inventories	$16,962	$24,042

If all inventories were valued on the FIFO method, total inventories for 2004 and 2003 would have been $16.8 and $23.7 million, respectively.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 3. Income Tax Matters

Net deferred tax assets and liabilities consist of the following components:

	December 31,
	2004	2003

Deferred tax assets:
Receivable allowances	$202	$155
Inventory differences	942	1,052
Compensation and benefits	1,500	1,512
Warranty reserves and other	648	733
Net operating loss carryforwards	1,309	2,248
Valuation allowance	(1,088)	(3,560)

	3,513	2,140
Deferred tax liabilities, principally intangibles	2,745	2,140

	$768	$—

During 2003, all of the Company’s taxable income was offset by available net operating loss (NOL) carryforwards. At December 31, 2003, the Company had recorded a $3.6 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as the Company had not achieved a sustained level of profitability. During 2004, management concluded that the Company had attained a sufficient level of sustained annual profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Additionally, the valuation allowance was further reduced by approximately $0.4 million associated with the estimated income tax benefit on the minimum pension liability recorded in equity (Note 7), which had no effect on net income. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has now concluded that the deferred assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent on yet to be developed tax strategies as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 3. Income Tax Matters, Continued

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	December 31,
	2004	2003

Current assets	$2,170	$748
Noncurrent liabilities	(1,402)	(748)

	$768	$—

The provision (benefit) for income taxes consists of the following:

	Years Ending December 31,
	2004	2003	2002
Current
Federal	$587	$—	$(5,227)
State	—	—	(6)
Deferred	(318)	—	3,695

	$269	$—	$(1,538)

The current federal income tax benefit of approximately $5.2 million in 2002 was due to tax changes enacted as part of the Job Creation and Worker Assistance Act of 2002. The law extended the loss carryback period for certain losses from two to five years. The Company was able to carry back tax losses incurred in 2001 to reduce taxable income from 1996 and, in May of 2002, received an income tax refund of $2.3 million. The Company also carried back losses incurred during 2002 to reduce taxable income from 1997 and 1998, and in June of 2003, received an income tax refund of $2.9 million.

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of operations are as follows:

	Years Ending December 31,
	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	(35.0)%
State rate, net of federal tax effect	4.2	4.2	(2.4)
Benefit of net operating loss carryforwards	(18.0)	(5.5)	—
Valuation allowance	(15.9)	(33.7)	10.7
Other, net	(1.6)	—	—

Effective tax (benefit) rate	3.7%	0.0%	(26.7)%

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 3. Income Tax Matters, Continued

In the year ended December 31, 2004, the Company fully utilized its federal net operating loss carryforward of approximately $3.5 million.

In addition, the Company has state net operating loss carryforwards of approximately $28.3 million which will expire as follows: $2.0 million in 2014, $2.7 million in 2015, $6.0 million in 2016, $13.1 million in 2017, $2.4 million in 2018, and $2.1 million in 2019.

Note 4. Financing Arrangements

Line of credit agreement:

On June 1, 2004, the Company entered into a three-year credit agreement with Wells Fargo Bank, N.A., to refinance its previous bank revolving line of credit. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. At the Company’s option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. At December 31, 2004, the Company has no outstanding balance due under its current line of credit as compared with an outstanding balance of $5.3 million at December 31, 2003 under its former line of credit agreement.

Long-term obligations:

In 2003, the Company had a term loan that was due in the second quarter of 2004. In the first quarter of 2004, the Company repaid the remaining $2.2 million balance of the term loan.

The credit agreement contains certain restrictive covenants, which among other things, require the Company to maintain certain levels of net availability (depending on the time of the year), to meet certain tangible net worth requirements and earnings requirements (earnings before interest, depreciation and amortization) on an annual basis and to limit capital spending to less than $3.5 million per year. The Company had unused borrowing availability of $18.9 million at December 31, 2004.

Note 5. Lease Commitments and Contingencies

Lease Commitments: The Company leases office space, retail stores, a manufacturing facility, equipment and warehouse space under non-cancelable agreements expiring on various dates through 2009 which are recorded as operating leases. The total rental expense included in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 is approximately $1.6, $1.9, and $2.4 million, respectively. Approximate future minimum lease payments of $3.3 million are due as follows (in millions): 2005, $1.4; 2006, $1.0; 2007, $0.6; 2008, $0.2; and $0.1 thereafter.

Contingencies: In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

In January 2004, the Company settled a dispute with a former vendor and thereafter received a one-time, nonrecurring cash payment of $0.9 million. This settlement was recorded as a reduction of selling and administrative expenses in the first quarter of 2004 and was used to pay down debt.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 6. Stock Options

The Company has granted stock options to officers, directors and key employees under the 1993, 1997 and 2001 stock option plans pursuant to which options for up to 950,000 shares of common stock may be granted. The option price per share shall not be less than 100% of the fair market value at the date of grant and the options expire ten years after grant or such shorter period as the compensation committee of the Board so determines. Substantially all of the options vest in equal increments over a five-year period.

The following summarizes all stock options granted under the plans:

	Common	Weighted Average
	Shares	Exercise Price

December 31, 2001	320,603	$7.57
Granted	178,010	3.31
Canceled	(150,484)	6.90

December 31, 2002	348,129	5.69
Granted	194,350	2.63
Canceled	(84,661)	7.09
Exercised	(724)	3.13

December 31, 2003	457,094	4.14
Granted	249,350	7.78
Canceled	(84,050)	7.61
Exercised	(31,203)	3.29

December 31, 2004	591,191	$5.23

The weighted average remaining life of outstanding options is 8.0 years as of December 31, 2004.

Options exercisable as of December 31, 2004, 2003 and 2002 were approximately 166,000 shares, 155,000 shares and 133,000 shares, respectively, at a weighted average exercise price of $4.57, $6.30 and $8.60, respectively.

The weighted-average fair values at date of grant for options granted during 2004, 2003 and 2002 were $3.58, $1.28 and $1.61 per share, respectively. The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected stock price volatility	55%	25%	25%
Risk-free interest rate	3.6%	6.5%	6.5%
Expected life of options	4 years	6 years	6 years

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7. Compensation and Benefit Agreements

The Company has a defined benefit pension plan covering eligible past employees and approximately 12% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age (65). The monthly benefit payable at the normal retirement date under the plan is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plan, multiplied by years of benefit service (maximum of 38 years). The Company’s funding policy is to make not less than the minimum contribution required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company froze the plan during 2003 and participants do not accrue any additional years of service regardless of any increases in their compensation or completion of additional years of credited service.

The Company sponsors an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. The Company funds the postretirement benefit obligation as the costs are incurred.

Information relative to the Company’s defined pension and other postretirement benefit plans is presented below .

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2004	2003	2004	2003

Changes in benefit obligations:
Obligations at beginning of year	$15,936	$15,310	$278	$478
Service cost	—	28	—	2
Interest cost	999	1,029	18	25
Plan amendments	—	44	—	—
Benefits paid	(1,478)	(1,317)	(15)	(36)
Curtailment	—	—	—	(191)
Actuarial (gains) losses	432	842	—	—

Obligations at end of year	$15,889	$15,936	$281	$278

Changes in plan assets:
Fair value of assets at beginning of year	$12,883	$12,174	$—	$—
Actual return on assets	1,170	1,932	—	—
Company contributions	—	94	15	36
Benefits paid	(1,478)	(1,317)	(15)	(36)

Fair value of assets at end of year	$12,575	$12,883	$—	$—

Funded status at end of year:
Plan assets less than obligations, included in accrued liabilities	$(3,314)	$(3,053)	$(267)	$(278)
Unrecognized (gain) loss	1,465	1,215	(14)	—
Unrecognized prior service cost	153	168	—	—

Accrued benefit cost	$(1,696)	$(1,670)	$(281)	$(278)

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7. Compensation and Benefit Agreements, Continued

     At December 31, 2004 and 2003, the Company’s pension plan had accumulated benefit obligations in excess of the sum of the respective plan assets and accrued pension liabilities, such that additional minimum liabilities, intangible assets, a deferred income tax asset, and equity reduction components as follows are reflected in these consolidated financial statements:

	December 31,
	2004	2003

Accumulated benefit obligations	$15,889	$15,936
Plan assets	(12,575)	(12,883)
Accrued pension liability	(1,696)	(1,670)

Additional minimum liability	1,618	1,383
Recorded as intangible asset	(153)	(168)
Recorded as a deferred tax asset (Note 3)	(450)	—

Cumulative equity reduction component	$1,015	$1,215

	Pension Benefits			Other Benefits
	Years Ending December 31,			Years Ending December 31,
	2004	2003	2002	2004	2003	2002

Cost recognized during the year:
Service cost	$—	$28	$62	$—	$2	$5
Interest cost	999	1,029	1,082	18	25	47
Expected return on plan assets	(989)	(936)	(1,161)	—	—	—
Amortization of prior gains	—	—	(26)	—	101	206
Amortization of prior service cost	15	16	14	—	(352)	(675)
Curtailment	—	—	—	—	(349)	(355)

Net period cost (benefit)	$25	$137	$(29)	$18	$(573)	$(772)

		Pension Benefits			Other Benefits
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002

Assumptions used in computations:
Discount rate	6.25%	6.5%	7.0%	6.25%	6.5%	7.0%
Rate of compensation increase	N/A	N/A	4.5%	N/A	N/A	N/A
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*This plan does not have separate assets, so there is no actual or expected return on plan assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 7. Compensation and Benefit Agreements, Continued

The discount rate used is based on a hypothetical portfolio of high quality bonds with cash flows matching expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 11% in 2004, compared to 17% in 2003. The historical annualized ten-year rate of return on pension plan assets is approximately 9%.

The Company’s pension plan asset allocation at December 31, 2004 and 2003 and target allocation for 2005 are as follows:

		Percentage of Plan Assets
	Target Allocation	December 31,
	2005	2004	2003

Asset Category:
Equity securities	46% to 59%	55%	54%
Debt securities	41% to 54%	45%	46%
Cash and cash equivalents	0%	0%	0%

Total		100%	100%

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

The Company may contribute to the pension plan during 2005.

The following benefit payments are expected to be paid from the plans:

Year(s)	Pension Benefits	Other Benefits
2005	$1,025	$15
2006	1,015	16
2007	1,005	17
2008	1,005	18
2009	1,005	18
2010-2014	5,110	103

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 8. Sourcing Realignment and Facility Shutdown Charges

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

	Balance		Payments or	Balance
	December 31,	New	Reserves	December 31,
	2003	Charges	Used	2004

Facility shutdown reserves	$477	$—	$209	$268

On August 23, 2004, the Company announced the sale of certain assets of its PVC boot line. In connection with this sale, the Company ceased manufacturing at its Claremont, New Hampshire manufacturing facility. Approximately 70 administrative, distribution and production positions were eliminated at this facility. This strategic decision led to charges of $0.9 million recorded in selling and administrative expenses as follows:

Severance and related costs	$465
Property and equipment write-down	385
Other exit costs	50

Total	$900

The activity in the related reserves for the current year is as follows:

	Balance		Payments or	Balance
	December 31,	New	Reserves	December 31,
	2003	Charges	Used	2004

Facility shutdown reserves	$—	$900	$514	$386

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

Note 9. Enterprise-wide Disclosures

Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment. Information about the Company’s groups of products within its one segment is presented below.

	Years Ending December 31,
	2004	2003	2002

Footwear	$100,969	$88,137	$86,406
Protective clothing	4,501	7,550	11,379

	$105,470	$95,687	$97,785

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer.

	Years Ending December 31,
	2004	2003	2002

United States	$101,644	$92,639	$95,054
Foreign Countries	3,826	3,048	2,731

	$105,470	$95,687	$97,785

Long-lived assets located outside of the United States totaled approximately $0.1 million at December 31, 2004 and 2003.

Sales to the General Service Administration accounted for approximately 11%, 2%, and 1% of consolidated revenues in fiscal years 2004, 2003, and 2002, respectively. No other single customer provided revenue of 10% or more of consolidated revenues in any of the years presented.