Form 10-Q
period 2005-03-26
LACROSSE FOOTWEAR INC
filed 2005-05-02
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of April 22, 2005: 5,937,700 shares

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

Form 10-Q Index

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26,	December 31,	March 27,
	2005	2004	2004
(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,265	$7,149	$—
Trade accounts receivable, net	12,848	15,613	14,591
Inventories (5)	19,239	16,962	21,090
Prepaid expenses and other	332	622	471
Deferred tax assets (6)	1,638	2,170	876

Total current assets	40,322	42,516	37,028

Property and equipment, net	3,214	3,557	4,409
Goodwill	10,753	10,753	10,753
Other assets	1,488	962	900

Total assets	$55,777	$57,788	$53,090

Liabilities and Shareholders’ Equity:
Current Liabilities:
Notes payable, bank	$—	$—	$4,688
Accounts payable	3,132	3,348	2,565
Accrued expenses	2,390	4,179	2,520

Total current liabilities	5,522	7,527	9,773

Compensation and benefits (8)	3,598	3,708	3,452
Deferred tax liability (6)	1,049	1,402	876

Total liabilities	10,169	12,637	14,101

Shareholders’ Equity
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,108	26,255	26,399
Accumulated other comprehensive loss	(1,015)	(1,015)	(1,215)
Retained earnings	24,692	24,374	18,496
Less cost of 779,927, 811,251 and 836,935 shares of treasury stock	(4,244)	(4,530)	(4,758)

Total shareholders equity	45,608	45,151	38,989

Total liabilities and shareholders’ equity	$55,777	$57,788	$53,090

See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	March 26,	March 27,
(in thousands, except per share data)	2005	2004
Net sales	$18,866	$23,726

Cost of goods sold	11,862	16,493

Gross profit	7,004	7,233

Selling and administrative expenses	6,453	5,997

Operating income	551	1,236

Non-operating (expense):

Interest expense	(28)	(164)

Miscellaneous	(26)	23

Total non-operating (expense):	(54)	(141)

Income before income taxes	497	1,095

Provision for income taxes (6)	179	—

Net income	$318	$1,095

Net income per common share:

Basic	$0.05	$0.19

Diluted	$0.05	$0.18

Weighted average number of common shares outstanding:

Basic	5,923	5,879

Diluted	6,154	6,066

See notes to the interim unaudited condensed consolidated financial statements .

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 26,	March 27,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$318	$1,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	308	396
Deferred income taxes	179	—
Other	—	24
Changes in assets and liabilities:
Trade accounts receivable	2,765	(1,179)
Inventories	(2,277)	2,952
Accounts payable	(216)	(162)
Accrued expenses and other	(1,609)	(185)

Net cash provided by (used in) operating activities	(532)	2,941

Cash flows from investing activities:
Purchase of property and equipment	(491)	(91)

Net cash used in investing activities	(491)	(91)

Cash flows from financing activities:
Net payments on short-term borrowings	—	(631)
Principal payments on long-term obligations	—	(2,219)
Proceeds from exercise of stock options	139	—

Net cash provided by (used in) investing activities	139	(2,850)

Net (decrease) in cash and cash equivalents	(884)	—

Cash and cash equivalents:
Beginning of period	7,149	—

Ending of period	$6,265	$—

Supplemental information:
Cash payments of:
Interest	$1	$184
Income taxes	$300	$—

See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY

Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Quarters Ended March 26, 2005 and March 27, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates: LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are of a normal and recurring nature.

These unaudited condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiary, Danner, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

We report our quarterly interim financial information based on 13-week periods.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Actual results could differ materially from these estimates and assumptions.

NOTE 2. PRODUCT WARRANTY

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

Changes in our warranty liability during the quarters ended March 26, 2005 and March 27, 2004 are as follows:

	Quarter Ended
(in thousands)	March 26, 2005	March 27, 2004
Balance, beginning	$846	$852
Accruals for products sold	473	588
Costs incurred	(464)	(638)

Balance, ending	$855	$802

NOTE 3. EARNINGS PER COMMON SHARE

The Company reports its earnings per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 128, “Earnings per Share”. This guidance requires presentation of both basic and diluted earnings per common share. Basic earnings per common share exclude all dilution and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended
(in thousands)	March 26, 2005	March 27, 2004
Basic weighted average shares outstanding	5,923	5,879

Diluted securities:
Stock Options	231	187

Diluted weighted average shares outstanding	6,154	6,066

NOTE 4. STOCK-BASED COMPENSATION

The Company accounts for stock options issued under its plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We have granted stock options to officers and key employees under our 1993, 1997 and 2001 Employee stock option plans pursuant to which options up to an aggregate of 850,000 shares of common stock may be granted. The Company has also granted stock options to its directors under the 2001 Directors’ stock option plan pursuant to which options up to an aggregate of 100,000 shares of common stock may be granted. The option price per share for both plans will not be less than 100% of the fair market value at the date of grant. Said options expire 10 years after grant or such shorter period as the compensation committee of the Board of Directors so determines. Substantially all of the options vest in equal increments over a five-year period.

During the first quarter of 2005, the Board of Directors granted options to purchase approximately 165,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $10.85 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the business day the options were granted. The options generally vest in equal increments over a five-year period. All stock options grants were issued at market value; therefore no stock-based employee compensation cost is reflected in the unaudited condensed consolidated statements of operations.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The fair value of these awards was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions made within the model are reflected in Note 6, which is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended
(in thousands, except for per share data)	March 26, 2005	March 27, 2004
Net income (loss) — as reported	$318	$1,095
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(116)	(105)

Pro forma net income (loss)	$202	$990

Net income (loss) per common share:
Basic — as reported	$0.05	$0.19
Diluted — as reported	$0.05	$0.18
Basic — pro forma	$0.03	$0.17
Diluted — pro forma	$0.03	$0.16

The above pro forma effects on net income and net income per common share are not likely to be representative of the effects on reported net income for future years. This is because options vest over several years and additional awards generally are made each year.

The Company will be required to apply SFAS 123R as of the beginning of the first interim period of its first fiscal year that begins after June 15, 2005, which will be the first quarter of 2006.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. Management regularly reviews the adequacy of its provision and adjusts it as required.

Inventory consists of the following:

	March 26,	December 31,
(in thousands)	2005	2004
Raw materials	$2,038	$1,426
Work in process	211	188
Finished goods	18,160	17,046

Subtotal	20,409	18,660
Less: provision for slow-moving inventory	(1,170)	(1,698)

Total	$19,239	$16,962

NOTE 6. INCOME TAXES

We record valuation allowances against the Company’s deferred tax assets, when deemed necessary, in accordance with the SFAS No. 109, “Accounting for Income Taxes”. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has concluded during fiscal 2004 that the deferred tax assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies, as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses we will refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change to the effective tax rate may occur that would impact that income tax provision. As of March 26, 2005 the effective tax rate is equal to 36%.

No income tax provision has been presented for the quarter ended March 27, 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty at that time surrounding the realization and timing of the benefits from the Company’s deferred tax asset, the Company had previously recorded a valuation allowance on its otherwise recognizable deferred tax asset.

NOTE 7. SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGE

In 2002, the Company announced a strategic decision to relocate its Racine, Wisconsin administrative and distribution functions. At that time it was decided to close the manufacturing facility at that location.

In 2004, the Company announced the sale of certain assets of its PVC boot line. In connection with this sale, the Company ceased manufacturing at its Claremont, New Hampshire manufacturing facility. As the Company owns this property the asset has been reclassified as available for sale.

A summary of the activity for the first quarter of 2005 related to these reserves is as follows:

	Balance		Payments or	Balance
	December 31,	New	Reserves	March 26,
( in thousands)	2004	Charges	Used	2005

Racine Facility Shut-down	$268	$—	$47	$221
Claremont Facility Shut-down	386	—	386	—

Total	$654	$—	$433	$221

The Company recorded its Claremont, New Hampshire manufacturing facility as available for sale during the first quarter of 2005. The recording of this asset was at its estimated net realizable value. The Company is actively pursuing a sale of this property.

NOTE 8. COMPENSATION AND BENEFIT AGREEMENTS

We have a defined benefit pension plan covering eligible past employees and approximately 12% of our current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.

Information relative to our defined pension and other postretirement benefit plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 26,	March 27,	March 26,	March 27,
(in thousands)	2005	2004	2005	2004

Cost recognized during the quarter:
Interest cost	$243	$250	$4	$4
Expected return on plan assets	(244)	(247)	—	—
Amortization of prior loss	1	—	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$4	$7	$4	$4

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Part I, Item 3 in this Form 10-Q for further sensitivity analysis regarding our estimated pension obligation.

We disclosed in our consolidated financial statements for the year ended December 31, 2004 that we might contribute to the pension plans during 2005. A contribution in the amount of $0.2 million was made subsequent to March 26, 2005.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is the first interim period of the first full fiscal year beginning after June 15, 2005. Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to our consolidated financial statements on Form 10-K.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense,

freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. All forward-looking statements may differ from actual results due to, but not limited to:

•	Commodity price increases, including rubber and petroleum. Price increases will affect transportation costs, footwear component costs, and ultimately product costs.

•	Consumer confidence and related demand for footwear, including work and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacturing, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Results of Operations

The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended	Quarter Ended
(In thousands)	March 26, 2005	March 27, 2004	% Change
Net Sales	$18,866	$23,726	(20.5)
Gross Profit	7,004	7,233	(3.2)
Selling and Administrative Expenses	6,453	5,997	7.6
Non-Operating Expenses	54	141	(61.7)
Net income	318	1,095	(71.0)

Overview

Our Company is a leader in the design, development, marketing and manufacturing of premium quality footwear and clothing for the work and outdoor markets. Our products are directed at both the retail consumer channel along with the safety and industrial channel of distribution.

Economic indicators that are important to our business include consumer confidence and unemployment rate trends. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.

Our sales are generally higher in the second half of the year, due to our cold and wet weather product offerings. We are continuing to augment our offerings with more year-round work products, as well as spring offerings of outdoor products. Weather, especially in the fall and winter, has been and will continue to be a contributing factor in our outcome. As a result, revenue for the first quarter ended March 26, 2005 may not be indicative of results to be reported for the balance of the fiscal year.

We determine the success of our products and markets by reviewing the growth of our channels of distribution and brands. During the quarter ended March 26, 2005 we continued to successfully increase core sales for both our work and outdoor footwear as follows:

•	Work sales were $12.0 million for the first quarter of 2005 as compared to $17.1 million for the same period in 2004. During the first quarter of 2004 sales were impacted by $4.3 million in General Services Administration (“GSA”) delivery orders to the United States Military and sales of $1.7 million from our lower margin PVC boot line, which has since been discontinued.

•	Outdoor sales were $6.9 million in the first quarter of 2005, up from $6.6 million from the first quarter of 2004. The growth in outdoor sales was primarily in the rubber products and hunting markets.

Operationally, gross margins are an important determining factor in funding marketing, sales and product development costs, in addition to producing profits. Gross margins increased to 37.1% in the first quarter of 2005 from 30.5% in the first quarter of 2004. Margin improvements occurred in large part due to the introduction of innovative new products with improved margins combined with an enhanced sales mix. In addition, we made a strategic decision in late 2004 to exit the PVC boot line market, which improved gross margins by 200 basis points over the first quarter of 2004.

From a working capital and return on equity standpoint, management of our accounts receivable and inventory is key. Due to continued improvements in our systems, forecasting and management process we have reduced both our accounts receivable and inventory balances, as compared to the same period in 2004. As a result of our continued profitability and working capital management, we had cash and cash equivalents of $6.3 million and no outstanding bank debt at the end of the first quarter 2005, significantly improved from zero cash and funded bank debt of $4.7 million at the end of the first quarter 2004.

Results of Operations

Net Sales: Net sales for the quarter ended March 26, 2005 decreased $4.9 million, or 20.5%, to $18.9 million from $23.7 million for the same period in 2004. The first quarter of 2004 included a $4.3 million in GSA delivery order and sales of $1.7 million from our discontinued PVC boot line.

Gross Profit: Gross profit for the quarter ended March 26, 2005 decreased to $7.0 million, or 37.1% of net sales, from $7.2 million, or 30.5% of net sales, for the first quarter of 2004. The increase in gross profit as a percent of sales is a reflection of our innovative high-margin products along with the on-going elimination of lower-margin product lines, primarily the PVC boot line.

Selling and Administrative Expenses: Selling and administrative expenses increased $0.5 million, or 7.6%, to $6.5 million for the quarter ended March 26, 2005, compared to $6.0 million for the same period a year ago. In the first quarter of 2004, selling and administrative expenses were reduced due to the one-time cash receipt of a $0.9 million settlement from a former vendor. Without the $0.9 million settlement in the first quarter of 2004, selling and administrative expenses in the first quarter of 2005 decreased $0.4 million. The $0.4 million decrease in selling and administrative expenses is primarily the result of lower incentive compensation and advertising costs.

Non-Operating Expenses: Non-operating expenses of $0.1 million for the quarter ended March 26, 2005 remained consistent with non-operating expense of $0.1 million for the quarter ended March 27, 2004.

Income Taxes: The first quarter for 2005 reflects income tax expense of $0.2 million which represents an effective tax rate of 36%. The first quarter of 2004 had no income tax expense due primarily to the utilization of federal net operating loss tax carryforwards, which had previously been offset by a valuation allowance and were fully utilized during fiscal 2004.

Net Income: Net income for the first quarter of 2005 was $0.3 million as compared to $1.1 million for the first quarter of 2004. This decrease in net income is primarily due to the one-time cash receipt of $0.9 million from a settlement with a former vendor recorded as a reduction of selling and administrative expense in the first quarter of 2004. In addition, the decrease was also contributed by the net margin realized in the first quarter of 2004 related to the GSA delivery orders.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded working capital requirements and capital expenditures with cash generated from operations, borrowings under a revolving credit agreement, or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.

Our credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $30.0 million. The credit agreement is available to support working capital requirements until June 2007. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. We had unused borrowing availability of $17.5 million at March 26, 2005. At our option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. Excess cash flows from operations are used to pay down the credit agreement. As of March 26, 2005, we had no outstanding balance under our line of credit as compared with an outstanding balance of $4.7 million at March 27, 2004. As of March 26, 2005, we were in compliance with all covenants related to our credit agreement. Existing cash balances, borrowing availability under the credit agreement, and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.

In addition to the revolving credit agreement, the Company had a term loan in 2004. In the first quarter of 2004, we repaid the remaining $2.2 million balance of the term loan.

Net cash used in operating activities was $0.5 million in the first quarter of 2005, compared to net cash provided of $2.9 million for the same period in 2004. Net cash used during the first quarter 2005 consisted of net income of $0.3 million, adjusted for non-cash items including depreciation and amortization totaling $0.3 million, and changes in working capital components, primarily a decrease in accounts receivable of $2.8 million offset by an increase in inventory of $2.3 million. The decrease in accounts receivable is normal for this time of the year. The increase in inventory is to support future shipments. In the first quarter of 2004, the Company’s net cash provided by operating activities consisted of net income of $1.1 million, adjusted for non-cash items including depreciation and amortization totaling $0.4 million, and changes in working capital components, primarily an increase in accounts receivable of $1.2 million and a decrease in inventory of $3.0 million. The increase in accounts receivable in the first quarter of 2004 was related primarily to a GSA delivery order to sell branded military boots to the U.S. military. The decrease in inventory in the first quarter of 2004 was related to improving forecasting processes in inventory management.

Net cash used in investing activities was $0.5 million in the first quarter of 2005 compared to $0.1 million for the same period in 2004. The majority of the cash used in both years was for capital expenditures.

Net cash provided by financing activities was $0.1 million in the first quarter of 2005 compared to net cash used in financing activities of $2.9 million for the same period in 2004. During the first quarter of 2005, the Company had proceeds of $0.1 million from the exercise of stock options. During the first quarter of 2004, the Company repaid $0.6 million of short-term borrowings and $2.2 million of long-term obligations.

A summary of our contractual cash obligations at March 26, 2005 is as follows:

(In Thousands)	Payments due by period
		Remaining				2009 and
Contractual Obligations	Total	in 2005	2006	2007	2008	Thereafter
Operating leases	$2,950	$1,050	$1,000	$600	$200	$100

Effective July 1, 2004, we entered into an agreement to sublease the leased facility in Racine, WI. Under the sublease agreement, we received $0.1 million in 2004 and are scheduled to receive $0.2 million in 2005 and $0.1 million in 2006. Approximately 10% of one of the Company’s leased warehouses in La Crosse, WI is currently sublet to a third party through April 2007. Under the sublease agreement, we received $0.1 million in 2004, and are scheduled to receive $0.1 million in each of the next three years.

We also have commercial commitments as described below:

(In Thousands)

Other Commercial Commitment	Total amount Committed	Outstanding at March 26, 2005	Date of Expiration
Line of credit	$30,000	$—	June 2007

At March 26, 2005, the Company had a cash balance of $6.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 26, 2005, however actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the footnotes to these condensed consolidated financial statements or below:

Revenue Recognition: Revenue is recognized at the time products are shipped to customers. Revenue is recorded net of estimated discounts and returns. Amounts billed to customers relating to shipping and handling are classified as revenue. Costs incurred by the Company for shipping and handling is classified as cost of goods sold.

Allowances for Doubtful Accounts and Discounts: We maintain an allowance for doubtful accounts for the ability of the customer to make required payment. If the financial condition of the customer were to deteriorate resulting in an impairment of the receivable balance, we would record additional allowance. We also record an allowance for cash discounts. Should additional sales programs be initiated resulting in further discounts, management will record additional allowances.

Product Returns: We record a provision against gross revenue for estimated stock returns in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical return rates, historical discount rates, and analysis of current activity. We assess the adequacy of our recorded provision and adjust as necessary.

Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million originally related to our Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $3.2 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption above for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk results from fluctuations in interest rates. At our option, the line of credit interest rate is either the prime rate or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million. We believe that these amounts are not material to the earnings of the Company.

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2004, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $1.3 million, net of tax, at December 31, 2004 with a similar charge to equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. As of May 2, 2005, we were not a party to any material legal proceeding.

ITEM 6. Exhibits

     Exhibits

(10.1)	Summary of 2005 Incentive Compensation Plan. [Incorporated by Reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(10.2)	Schedule of Fees for Non-Employee Directors. [Incorporated by Reference to Item 1.01 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(10.3)	Summary of 2005 Compensation of Executive Officers. [Incorporated by reference to Item 1.01 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: May 2, 2005	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2005	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 26, 2005

Exhibit No.	Exhibit Description
(10.1)	Summary of 2005 Incentive Compensation Plan. [Incorporated by Reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(10.2)	Schedule of Fees for Non-Employee Directors. [Incorporated by Reference to Item 1.01 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(10.3)	Summary of 2005 Compensation of Executive Officers. [Incorporated by reference to Item 1.01 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2005]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.