Form 10-Q
period 2005-06-25
LACROSSE FOOTWEAR INC
filed 2005-08-01
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
Common Stock, $.01 par value, outstanding as of July 28, 2005: 5,955,876 shares

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
Form 10-Q Index

PART I – FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 25,	December 31,	June 26,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,959	$7,149	$—
Trade accounts receivable, net	13,854	15,613	12,358
Inventories (5)	25,168	16,962	21,629
Prepaid expenses and other	660	622	751
Deferred tax assets (6)	1,316	2,170	865

Total current assets	42,957	42,516	35,603

Property and equipment, net	3,200	3,557	4,350
Goodwill	10,753	10,753	10,753
Other assets	1,457	962	1,040

Total assets	$58,367	$57,788	$51,746

Liabilities and Shareholders’ Equity:
Current Liabilities:
Notes payable, bank	$—	$—	$3,423
Accounts payable	5,429	3,348	2,795
Accrued expenses	2,347	4,179	2,416

Total current liabilities	7,776	7,527	8,634

Compensation and benefits (8)	3,421	3,708	3,459
Deferred tax liability (6)	1,116	1,402	865

Total liabilities	12,313	12,637	12,958

Shareholders’ Equity :
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,075	26,255	26,346
Accumulated other comprehensive loss	(1,015)	(1,015)	(1,215)
Retained earnings	25,100	24,374	18,259
Less cost of 771,751, 811,251 and 826,923 shares of treasury stock	(4,173)	(4,530)	(4,669)

Total shareholders’ equity	46,054	45,151	38,788

Total liabilities and shareholders’ equity	$58,367	$57,788	$51,746

See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net sales	$19,752	$18,600	$38,618	$42,326

Cost of goods sold	12,686	12,630	24,548	29,123

Gross profit	7,066	5,970	14,070	13,203

Selling, general and administrative expenses	6,376	6,057	12,829	12,054

Operating income (loss)	690	(87)	1,241	1,149

Non-operating income (expense):

Interest income (expense)	71	(125)	43	(289)

Other	(123)	(25)	(149)	(2)

Total non-operating (expense)	(52)	(150)	(106)	(291)

Income (loss) before income taxes	638	(237)	1,135	858

Provision for income taxes (6)	230	—	409	—

Net income (loss)	$408	$(237)	$726	$858

Net income (loss) per common share:

Basic	$0.07	$(0.04)	$0.12	$0.15

Diluted	$0.07	$(0.04)	$0.12	$0.14

Weighted average number of common shares outstanding:

Basic	5,941	5,886	5,932	5,882

Diluted	6,145	5,886	6,150	6,065
See notes to the interim unaudited condensed consolidated financial statements .

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Ended
	June 25,	June 26,
	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$726	$858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	663	791
Deferred income taxes	568	—
Other	—	87
Changes in assets and liabilities:
Trade accounts receivable	1,759	1,054
Inventories	(8,206)	2,413
Accounts payable	2,081	68
Accrued expenses and other	(2,157)	(558)

Net cash provided by (used in) operating activities	(4,566)	4,713

Cash flows provided by (used in) investing activities:
Capital expenditures	(801)	(519)
Proceeds from sale of property and equipment	—	75

Net cash (used in) investing activities	(801)	(444)

Cash flows provided by (used in) financing activities:
Net payments on short-term borrowings	—	(1,896)
Principal payments on long-term obligations	—	(2,219)
Payment of deferred financing costs	—	(208)
Proceeds from exercise of stock options	177	54

Net cash provided by (used in) investing activities	177	(4,269)

Net (decrease) in cash and cash equivalents	(5,190)	—

Cash and cash equivalents:
Beginning of period	7,149	—

End of period	$1,959	$—

Supplemental information:
Cash payments of:
Interest	$—	$341
Income taxes	$300	$—
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARY
Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Quarters Ended June 25, 2005 and June 26, 2004
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates: LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All adjustments reflected in the interim unaudited condensed consolidated financial statements are of a normal and recurring nature.
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
NOTE 2. PRODUCT WARRANTY
The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the consumer. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels.
Changes in our warranty liability during the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004 and the first half of 2005 compared to the first half of 2004 are as follows:

	Quarter Ended		First Half Ended
(in thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Balance at beginning of period	$855	$802	$846	$852
Accruals for products sold	292	328	765	915
Costs incurred	(334)	(330)	(798)	(967)

Balance at end of period	$813	$800	$813	$800

NOTE 3. EARNINGS PER COMMON SHARE
The Company reports its earnings per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 128, Earnings per Share. This guidance requires presentation of both basic and diluted earnings per common share. Basic earnings per common share exclude all dilution and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended		First Half Ended
(in thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Basic weighted average shares outstanding	5,941	5,886	5,932	5,882

Diluted securities:
Stock Options	204	—	218	183

Diluted weighted average shares outstanding	6,145	5,886	6,150	6,065

NOTE 4. STOCK-BASED COMPENSATION
The Company accounts for stock options issued under its plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have granted stock options to officers and key employees under our 1993, 1997 and 2001 Employee stock option plans pursuant to which options up to an aggregate of 1,150,000 shares of common stock may be granted. The Company has also granted stock options to its directors under the 2001 Directors’ stock option plan pursuant to which options up to an aggregate of 150,000 shares of common stock may be granted. The option price per share for both plans will not be less than 100% of the fair market value at the date of grant. Said options expire 10 years after grant or such shorter period as the compensation committee of the Board of Directors so determines. Substantially all of the options vest in equal increments over a five-year period.
During the first half of 2005, the Board of Directors granted options to purchase approximately 187,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $11.00 per share. The exercise price is calculated as the mean between the highest and lowest reported selling prices of the common stock on the business day the options were granted. All stock options grants were issued at market value; therefore no stock-based employee compensation cost is reflected in the unaudited condensed consolidated statements of operations.
The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of these awards was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions made within the model are reflected in Note 6, which is included in our annual report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended		First Half Ended
(in thousands, except for per share data)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income (loss) — as reported	$408	$(237)	$726	$858
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(97)	(111)	(213)	(216)

Pro forma net income (loss)	$311	$(348)	$513	$642

Net income (loss) per common share:
Basic — as reported	$0.07	$(0.04)	$0.12	$0.15
Diluted — as reported	$0.07	$(0.04)	$0.12	$0.14
Basic — pro forma	$0.05	$(0.06)	$0.09	$0.11
Diluted — pro forma	$0.05	$(0.06)	$0.08	$0.11
The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income for future years. This is because options vest over several years and additional awards generally are made each year.
The Company will be required to apply SFAS No. 123R, Share-Based Payment, as of the beginning of the first interim period of its first fiscal year that begins after June 15, 2005, which will be the first quarter of 2006.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost or market. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values. Management regularly reviews the adequacy of its provision and adjusts it as required.
Inventory consists of the following:

(in thousands)	June 25, 2005	December 31, 2004	June 26, 2004
Raw materials	$1,745	$1,426	$2,005
Work in process	202	188	179
Finished goods	24,037	17,046	21,135

Subtotal	25,984	18,660	23,319
Less: provision for slow-moving inventory	(816)	(1,698)	(1,690)

Total	$25,168	$16,962	$21,629

NOTE 6. INCOME TAXES
We record valuation allowances against the Company’s deferred tax assets, when deemed necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has concluded during fiscal 2004 that the deferred tax assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies, as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses, we will refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change to the effective tax rate may occur that would impact that income tax provision. For the quarter ended June 25, 2005 and for the first half of 2005, the effective tax rate was 36%.
There was no effective tax for the quarter ended June 26, 2004 and for the first half of 2004 due to the utilization of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty at that time surrounding the realization and timing of the benefits from the Company’s deferred tax asset, the Company had previously recorded a valuation allowance on its otherwise recognizable deferred tax asset.
NOTE 7. SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGE
In 2002, the Company announced a strategic decision to relocate its Racine, Wisconsin administrative and distribution functions. At that time it was decided to close the manufacturing facility at that location.
In 2004, the Company announced the sale of certain assets of its PVC boot line. In connection with this sale, the Company ceased manufacturing at its Claremont, New Hampshire manufacturing facility. As the Company owns this property, the asset has been reclassified as available for sale.
A summary of the activity for the first half of 2005 related to these reserves is as follows:

	Balance	New	Payments or	Balance
( in thousands)	December 31, 2004	Charges	Reserves Used	June 25, 2005

Racine Facility Shut-down	$268	$—	$94	$174
Claremont Facility Shut-down	386	—	386	—

Total	$654	$—	$480	$174

The Company recorded its Claremont, New Hampshire manufacturing facility as available for sale during the first half of 2005. The recording of this asset was at its estimated net realizable value. The Company is actively pursuing a sale of this property.

NOTE 8. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 12% of our current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.
Information relative to our defined pension and other postretirement benefit plans is presented below.

	Pension Benefits		Other Benefits
(in thousands)	Quarter Ended		Quarter Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Cost recognized during the quarter:
Interest cost	$243	$250	$4	$5
Expected return on plan assets	(244)	(246)	—	—
Amortization of prior loss	1	—	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$4	$8	$4	$5

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Cost recognized during the first half:
Interest cost	$486	$500	$8	$9
Expected return on plan assets	(488)	(493)	—	—
Amortization of prior loss	2	—	—	—
Amortization of prior service cost	8	8	—	—

Net period cost	$8	$15	$8	$9

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements as included in our 2004 annual report on Form 10-K and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with U.S generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Part I, Item 3 in this Form 10-Q for further sensitivity analysis regarding our estimated pension obligation.
We disclosed in our consolidated financial statements for the year ended December 31, 2004 that we might contribute to the pension plans during 2005. A contribution in the amount of $0.2 million was made during the quarter ended June 25, 2005.
NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not believe the adoption of SFAS No. 154 will have a material effect on the Company’s financial position or results of operations.
In March 2005, the FASB issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company in fiscal 2006. Management does not expect the adoption of FIN 47 to have a material impact on the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Our forward-looking statements may differ from actual results due to, but not limited to:
•	Commodity price increases including: rubber and petroleum. Price increases will affect transportation costs, footwear component costs, and ultimately product costs.

•	Consumer confidence and related demand for footwear, including work and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations, duties, and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

•	Uncertainties related to new product development and innovation and acceptance in the marketplace of such products.

•	Foreign-sourced products and concentrations of currency, political, and intellectual property risks, primarily in China.
The Company cannot provide any assurance that future results will meet expectations. Results could differ materially based on various factors, including Company performance and market conditions. In addition, historical information should not be considered an indicator of future performance. Additional factors may be detailed in LaCrosse Footwear’s annual report on Form 10-K for the year ended December 31, 2004. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.
Overview
Our vision is to be the premier work and outdoor company for both our customers and our consumers. We continue to be a leader in the design, development, marketing and manufacturing of premium quality footwear and clothing that allows our work and outdoors consumers to maximize their experience.
Our products are sold to those consumers who embrace the work and outdoor lifestyle through both the retail and safety and industrial distribution channels. Economic indicators that are important to our business include consumer confidence and unemployment rate trends. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve the safety and industrial channel sales.
We have continued to increase our brand equity in both the work and outdoor footwear markets and have introduced our fall line of high-performance, innovative and quality footwear. We continue to be encouraged by our customers’ response to our new products and have increased our inventories to prepare for anticipated core product growth.
Sales are generally higher in the second half of the year, due to our significant base of cold and wet weather product offerings. We continue to augment offerings with more year-round work products, as well as spring offerings of outdoor products. Weather, especially in the fall and winter, has been, and will continue to be a contributing factor in our outcome. As a result, revenue for the first half of the year ended June 25, 2005 may not be indicative of results to be reported for the balance of the fiscal year.

Highlights for the Quarter
Our consolidated net sales for the quarter ended June 25, 2005 increased $1.2 million, or 6.5%, to $19.8 million from $18.6 million for the quarter ended June 26, 2004. We determine the success of our products by reviewing the growth of the markets that we serve. During the quarter ended June 25, 2005 we continued to successfully increase core sales for both our work and outdoor footwear as follows:
•	Sales to the outdoor markets were $8.9 million in the second quarter of 2005, up 36.9% from $6.5 million in the second quarter of 2004. The growth in outdoor sales was primarily in our rubber and hunting products, combined with an additional $1.0 million of sales relating to the early delivery of preseason fall orders.

•	Sales to the work markets were $10.9 million for the second quarter of 2005 as compared to $12.1 million for the same period in 2004. During the second quarter of 2004, sales were impacted by $0.5 million in General Services Administration (“GSA”) delivery orders to the United States Military, which was not part of an on-going contract, and sales of $1.5 million from our lower margin PVC boot line (“PVC”), which has since been discontinued.
Operationally, gross margins are an important determining factor in funding marketing, sales and product development costs, in addition to producing profits. Gross margins increased 370 basis points to 35.8% in the second quarter of 2005 from 32.1% in the second quarter of 2004. Margin improvements occurred in large part due to the introduction of several innovative new products with overall improved margins, as well as the discontinuation of low margin products, like PVC.
Selling, general and administrative (“SG&A”) expense decreased slightly as a percentage of consolidated net sales from 32.6% in the second quarter of 2004 to 32.3% in the second quarter of 2005.
As a result of our continued profitability and working capital management, we had cash and cash equivalents of $2.0 million and zero outstanding bank debt at the end of the second quarter 2005; significantly improved from zero cash and funded bank debt of $3.4 million at the end of the second quarter 2004.
Financial Summary
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended			First Half Ended
(in millions)	June 25, 2005	June 26, 2004	% change	June 25, 2005	June 26, 2004	% change

Net Sales	19.8	18.6	6.5%	38.6	42.3	-8.7%
Gross Profit	7.1	6.0	18.3%	14.1	13.2	6.8%
SG&A	6.4	6.1	4.9%	12.8	12.1	5.8%
Non-Operating Expenses	0.1	0.2	-50.0%	0.1	0.3	-66.7%
Income (Loss) before income taxes	0.6	(0.2)		1.1	0.9	22.2%
Net Income (Loss)	0.4	(0.2)		0.7	0.9	-22.2%
Quarter ended June 25, 2005 Compared to Quarter ended June 26, 2004:
Net Sales: Consolidated net sales for the quarter ended June 25, 2005 increased $1.2 million, or 6.5%, to $19.8 million from $18.6 million for the same period in 2004. The majority of our sales increase was attributed to our outdoor market where we realized $8.9 million in sales for the second quarter of 2005, up 36.9% from $6.5 million in sales for the same period in 2004. While outdoor sales are typically stronger in the second half of the year, the year-over-year growth in the second quarter of 2005 included stronger penetration into various hunting markets, combined with an additional $1.0 million of sales relating to the early delivery of preseason fall orders. Sales to the work market were $10.9 million for the second quarter of 2005, compared to $12.1 million for the same period in

2004. Work sales in the second quarter of 2004 included $2.0 million from GSA and PVC sales. Core work sales in the second quarter of 2005 grew in a number of targeted product categories, including boots for public safety, general work and firefighting.
Gross Profit: Gross profit for the quarter ended June 25, 2005 increased to $7.1 million, or 35.8% of net sales, from $6.0 million, or 32.1% of net sales, for the second quarter of 2004. The increase in gross profit, as a percent of consolidated net sales, reflects the introduction of innovative higher-margin products along with the ongoing elimination of lower-margin product lines, primarily the PVC boot line. Our margin increase of 370 basis points from the second quarter of 2004 is net of lower margin close-out sales, primarily in our work market.
The provision for slow-moving inventory decreased in the quarter ended June 25, 2005 by $0.5 million, or 39%. The decrease is attributed to the reduction in close-out inventory levels through targeted sales programs.
SG&A: SG&A expenses include all costs associated with design, development, marketing, distribution, sales, purchasing and corporate functions. SG&A expenses increased $0.3 million, or 4.9%, to $6.4 million for the quarter ended June 25, 2005 compared to $6.1 million for the same period a year ago. This increase is primarily due to our commitment to our product development team to enhance innovation and product assortment.
Non-Operating Expenses: Non-operating expenses of $0.1 million for the quarter ended June 25, 2005 was $0.1 million less than the quarter ended June 26, 2004, primarily due to zero interest expense in the quarter end June 25, 2005.
Income Taxes: The provision for income taxes increased to $0.2 million in the second quarter of 2005 compared to zero in the same period of 2004. The effective tax rate was equal to 36% in the second quarter of 2005 compared to zero in the second quarter of 2004. The increase in tax expense is due to the pre-tax profit in the second quarter of 2005 as compared to a pre-tax loss in the prior year.
Net Income: As a result of the revenue, net margins and expense changes noted above we achieved net income of $0.4 million for the second quarter of 2005 compared to a net loss of $0.2 million for the second quarter of 2004.
First Half of 2005 Compared to the First Half of 2004:
Net Sales: Consolidated net sales for the first half of the year decreased from $42.3 million in 2004 to $38.6 million in 2005, or 8.7%. The first half of 2004 included $4.7 million in sales from GSA delivery orders, which was not part of an on-going contract, and sales of $3.2 million from our discontinued PVC boot line. Outdoor sales for the first half of 2005 increased to $15.8 million, or 20.6%, from $13.1 million for the first half of 2004. This increase is attributed to our commitment to new innovative product assortments and strong penetration into the rubber, hunting and hiking markets, combined with an additional $1.0 million of sales relating to the early delivery of preseason fall orders. Work sales decreased from $29.2 million in the first half of 2004 to $22.8 million in the first half of 2005. 2004 work sales included the $4.7 million of GSA delivery orders and $3.2 million of PVC sales. Our core growth in work was achieved through the targeted product categories of public safety, general work and firefighting.
Gross Profit: Gross profit for the first half of 2005 increased to $14.1 million, or 36.4% of consolidated net sales, from $13.2 million, or 31.2% of consolidated net sales, for the first half of 2004. The 520 basis points improvement in margins is primarily a result of the increased sales of our new higher-margin products, the overall product sales mix, and the strategic discontinuation of the low margin PVC boot line.
The provision for slow-moving inventory decreased in the first half of 2005 by $0.9 million, or 52%, from the same period in 2004. The decrease in provision is attributed to the reduction in close-out inventory levels through targeted sales programs.
SG&A: SG&A expenses increased $0.7 million, or 5.8%, to $12.8 million for the first half ended June 25, 2005, compared to $12.1 million for the same period in 2004. In the first half of 2004, SG&A expenses were reduced due to the one-time cash receipt of a $0.9 million settlement from a former vendor. Without the $0.9 million settlement in the first half of 2004, SG&A expenses in the first half of 2005 decreased $0.1 million. The $0.1 million decrease in SG&A expenses is primarily the result of improved efficiencies and continued leverage of shared resources, offset by additional headcount, primarily product development, required for future growth and demand.
Non-Operating Expenses: Non-operating expenses of $0.1 million for the first half of 2005 was a decrease of $0.2 million from the same period of 2004. The decrease is primarily the result of lower interest expense and bank fees.

Income Taxes: The first half for 2005 reflects income tax expense of $0.4 million, which represents an effective tax rate of 36%. The first half of 2004 had zero income tax expense due primarily to the utilization of federal net operating loss tax carryforwards, which had previously been offset by a valuation allowance and were fully utilized during fiscal 2004.
Net Income: Net income for the first half of 2005 was $0.7 million as compared to $0.9 million for the first half of 2004. This decrease in net income is primarily due to the one-time cash receipt of $0.9 million from a settlement with a former vendor recorded as a reduction of SG&A expense in the first half of 2004, combined with the recording of $0.4 million of tax provision in the first half of 2005 compared to zero in the same period of 2004. This was offset by improved gross margins and zero interest expense in the first half of 2005.
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
Our credit agreement provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $30.0 million. The credit agreement is available to support working capital requirements until June 2007. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. We had unused borrowing availability of $21.6 million at June 25, 2005. At our option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. Excess cash flows from operations are used to pay down the credit agreement. As of June 25, 2005, we had no outstanding balance under our line of credit as compared with an outstanding balance of $3.4 million at June 26, 2004. As of June 25, 2005, we were in compliance with all covenants related to our credit agreement. Existing cash balances, borrowing availability under the credit agreement, and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.
In addition to the revolving credit agreement, the Company had a term loan at the beginning of 2004. In the first quarter of 2004, we repaid the remaining $2.2 million balance of the term loan.
Net cash used in operating activities was $4.6 million in the first half of 2005, compared to net cash provided of $4.7 million for the same period in 2004. Net cash used during the first half 2005 consisted of cash provided by net income of $0.7 million, adjusted for non-cash items including depreciation and amortization totaling $0.7 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.8 million offset by an increase in inventory of $8.2 million. The decrease in accounts receivable is normal for this time of the year. The increase in inventory is to support anticipated future shipments. In the first half of 2004, the Company’s net cash provided by operating activities consisted of net income of $0.9 million, adjusted for non-cash items including depreciation and amortization totaling $0.8 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.1 million and a decrease in inventory of $2.4 million. The decrease in accounts receivable in the first half of 2004 was related primarily to a GSA delivery order to sell branded boots to the U.S. military.
Net cash used in investing activities was $0.8 million in the first half of 2005 compared to $0.4 million for the same period in 2004. The majority of the cash used in both years was for capital expenditures.
Net cash provided by financing activities was $0.2 million in the first half of 2005 compared to net cash used in financing activities of $4.3 million for the same period in 2004. During the first half of 2005, the Company had proceeds of $0.2 million from the exercise of stock options. During the first half of 2004, the Company repaid $1.9 million of short-term borrowings and $2.2 million of long-term obligations.

A summary of our contractual cash obligations at June 25, 2005 is as follows:

(In Thousands)	Payments due by period
		Remaining				2009 and
Contractual Obligations	Total	in 2005	2006	2007	2008	Thereafter
Operating leases	$2,600	$700	$1,000	$600	$200	$100
Effective July 1, 2004, we entered into an agreement to sublease the leased facility in Racine, WI. Under the sublease agreement, we received $0.1 million in 2004 and are scheduled to receive $0.2 million in 2005 and $0.1 million in 2006. Approximately 10% of one of the Company’s leased distribution centers in La Crosse, WI is currently sublet to a third party through April 2007. Under the sublease agreement, we received $0.1 million in 2004, and are scheduled to receive $0.1 million in each of the next two years.
We also have commercial commitments as described below:
(In Thousands)

Other Commercial Commitment	Total amount Committed	Outstanding at June 25, 2005	Date of Expiration
Line of credit	$30,000	$—	June 2007
At June 25, 2005, the Company had a cash balance of $2.0 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 25, 2005, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our annual report on Form 10-K for the fiscal year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to these condensed consolidated financial statements or below:
Revenue Recognition: We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
Allowances for Doubtful Accounts and Discounts: We maintain an allowance for doubtful accounts for the ability of the customer to make required payment. If the financial condition of the customer were to deteriorate resulting in an impairment of the receivable balance, we would record an additional allowance. We also record an allowance for cash discounts. Should additional sales programs be initiated resulting in further discounts, management will record additional allowances.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 3, 2005. At such meeting, Richard A. Rosenthal and Stephen F. Loughlin were elected as directors of the Company for terms to expire at the 2008 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Richard A. Rosenthal – 5,580,185 shares voted for and 259,442 votes withheld; and Stephen F. Loughlin – 5,594,575 shares voted for and 245,052 withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2005 annual meeting of shareholders are as follows: terms expiring at the 2006 annual meeting are Luke E. Sims and John D. Whitcombe; and terms expiring at the 2007 annual meeting are Joseph P. Schneider and Charles W. (Wally) Smith.
In addition, at the annual meeting, shareholders approved an amendment to the LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan (the “Director Plan”). The proposed amendment to the Director Plan increased the number of shares of Common Stock available for grant under the Director Plan by 50,000 shares, thereby making a total of 150,000 shares of Common Stock available for grant. With respect to such matter, the numbers of shares voted for and against the proposal were 4,211,031 and 617,502, respectively. There were 11,998 shares abstaining from voting on the proposal and 999,096 broker non-votes.
The shareholders also approved at the annual meeting an amendment to the LaCrosse Footwear, Inc. 2001 Stock Incentive Plan (the “2001 Incentive Plan”). The proposed amendment to the 2001 Incentive Plan increased the number of shares of Common Stock available for grant under the 2001 Incentive Plan by 300,000 shares, thereby making a total of 600,000 shares of Common Stock available for grant. With respect to such matter, the numbers of shares voted for and against the proposal were 4,364,060 and 468,218, respectively. There were 8,253 shares abstaining from voting on the proposal and 999,096 broker non-votes.
ITEM 6. Exhibits

Exhibit No.	Exhibit Description
(10.1)	2001 Stock Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2005]

(10.2)	Non-Employee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2005]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: August 1, 2005	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2005	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 25, 2005

Exhibit No.	Exhibit Description
(10.1)	2001 Stock Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2005]

(10.2)	Non-Employee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2005]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.