Form 10-Q
period 2005-09-24
LACROSSE FOOTWEAR INC
filed 2005-11-01
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of October 27, 2005: 5,983,627 shares

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Form 10-Q Index

PART I — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 24,	December 31,	September 25,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$—	$7,149	$—
Trade accounts receivable, net	25,889	15,613	29,229
Inventories (5)	32,369	16,962	21,680
Prepaid expenses and other	600	622	679
Deferred tax assets (6)	1,425	2,170	1,238

Total current assets	60,283	42,516	52,826

Property and equipment, net	3,140	3,557	3,673
Goodwill	10,753	10,753	10,753
Other assets	1,421	962	1,014

Total assets	$75,597	$57,788	$68,266

Liabilities and Shareholders ‘ Equity:
Current Liabilities:
Notes payable	$12,609	$—	$12,827
Accounts payable	5,338	3,348	4,444
Accrued expenses	4,344	4,179	3,886

Total current liabilities	22,291	7,527	21,157

Compensation and benefits (8)	3,426	3,708	3,466
Deferred tax liability (6)	1,232	1,402	937

Total liabilities	26,949	12,637	25,560

Shareholders’ Equity:
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	25,979	26,255	26,293
Accumulated other comprehensive loss	(1,015)	(1,015)	(1,215)
Retained earnings	27,562	24,374	22,151
Less cost of 739,400, 811,251 and 817,903 shares of treasury stock	(3,945)	(4,530)	(4,590)

Total shareholders’ equity	48,648	45,151	42,706

Total liabilities and shareholders’ equity	$75,597	$57,788	$68,266

See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands, except per share data)	2005	2004	2005	2004
Net sales	$31,021	$34,484	$69,639	$76,810
Cost of goods sold	19,640	22,375	44,188	51,498

Gross profit	11,381	12,109	25,451	25,312
Selling, general and administrative expenses	7,365	8,219	20,194	20,273

Operating income	4,016	3,890	5,257	5,039

Non-operating income (expense):
Interest expense	(76)	(123)	(33)	(412)
Other income (expense)	(61)	63	(210)	61

Total non-operating expense	(137)	(60)	(243)	(351)

Income before income taxes	3,879	3,830	5,014	4,688
Provision (benefit) for income taxes (6)	1,416	(62)	1,825	(62)

Net income	$2,463	$3,892	$3,189	$4,750

Net income per common share:
Basic	$0.41	$0.66	$0.54	$0.81
Diluted	$0.40	$0.64	$0.52	$0.78

Weighted average number of common shares outstanding (3):
Basic	5,965	5,894	5,943	5,886
Diluted	6,164	6,057	6,154	6,062
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended
	September 24,	September 25,
(in thousands)	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$3,189	$4,750
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,041	1,137
Write-down of property and equipment	—	385
Deferred income taxes expense (benefit)	575	(301)
Other	12	99
Changes in assets and liabilities:
Trade accounts receivable	(10,276)	(15,817)
Inventories	(15,407)	2,362
Accounts payable	1,990	1,717
Accrued expenses and other	(94)	989

Net cash used in operating activities	(18,970)	(4,679)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,114)	(648)
Proceeds from sale of property and equipment	18	176

Net cash used in investing activities	(1,096)	(472)

Cash flows provided by (used in) financing activities:
Net borrowings on notes payable	12,609	7,508
Principal payments on long-term obligations	—	(2,219)
Payment of deferred financing costs	—	(218)
Proceeds from exercise of stock options	308	80

Net cash provided by financing activities	12,917	5,151

Net decrease in cash and cash equivalents	(7,149)	—

Cash and cash equivalents:
Beginning of period	7,149	—

End of period	$—	$—

Supplemental information:
Cash payments for:
Interest	$154	$435
Income taxes	$300	$—
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Quarters Ended September 24, 2005 and September 25, 2004
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

These unaudited condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc. and LaCrosse International, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

We report our quarterly interim financial information based on 13-week periods.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2004. Actual results could differ materially from these estimates and assumptions.
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

Changes in our warranty liability during the quarter ended September 24, 2005 compared to the quarter ended September 25, 2004 and the first three quarters of 2005 compared to the first three quarters of 2004 are as follows:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Balance at beginning of period	$813	$800	$846	$852
Accruals for products sold	299	303	1,064	1,218
Costs incurred	(248)	(302)	(1,046)	(1,269)

Balance at end of period	$864	$801	$864	$801

NOTE 3. EARNINGS PER COMMON SHARE
The Company reports its earnings per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. This guidance requires presentation of both basic and diluted earnings per common share. Basic earnings per common share excludes all dilution and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended		Three Quarters Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2005	2004	2005	2004
Basic weighted average shares outstanding	5,965	5,894	5,943	5,886

Affect of diluted securities:
Stock Options	199	163	211	176

Diluted weighted average shares outstanding	6,164	6,057	6,154	6,062

NOTE 4. STOCK-BASED COMPENSATION
The Company accounts for stock options issued under its plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have granted stock options to officers and key employees under our 1993, 1997 and 2001 Employee stock option plans pursuant to which options up to an aggregate of 1,150,000 shares of common stock may be granted. The Company has also granted stock options to its directors under the 2001 Directors’ stock option plan pursuant to which options up to an aggregate of 150,000 shares of common stock may be granted. The option price per share for both plans will not be less than 100% of the fair market value at the date of grant. Said options expire 10 years after grant or such shorter period as the compensation committee of the Board of Directors so determines. Substantially all of the options vest in equal increments over a five-year period.

During the first three quarters of 2005, the Board of Directors granted options to purchase approximately 198,000 shares of common stock to certain officers, key employees and non-employee directors under the stock option plans. The average exercise price for these options is $11.00 per share. The exercise price is calculated as the average between the highest and lowest reported selling prices of the common stock on the business day the options were granted. All stock options grants were issued at market value; therefore no stock-based employee compensation cost is reflected in the unaudited condensed consolidated statements of operations.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R, Shared-Based Payment, to stock-based employee compensation. The fair value of these awards was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions made within the model are reflected in Note 6 to our audited financial statements, which are included in our annual report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended		Three Quarters Ended
(in thousands, except for per share data)	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income — as reported	$2,463	$3,892	$3,189	$4,750
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(126)	(7)	(339)	(223)

Pro forma net income	$2,337	$3,885	$2,850	$4,527

Net income per common share:
Basic — as reported	$0.41	$0.66	$0.54	$0.81
Diluted — as reported	$0.40	$0.64	$0.52	$0.78
Basic — pro forma	$0.39	$0.66	$0.48	$0.77
Diluted — pro forma	$0.38	$0.64	$0.46	$0.75
The above pro forma effects on net income and net income per common share are not likely to be representative of the effects on reported net income for future years, as our options vest over several years and additional awards generally are made each year.

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

Inventory consists of the following:

	September 24,	December 31,	September 25,
(in thousands)	2005	2004	2004
Raw materials	$1,839	$1,426	$2,293
Work in process	172	188	204
Finished goods	31,170	17,046	20,993

Subtotal	33,181	18,660	23,490
Less: provision for slow-moving inventory	(812)	(1,698)	(1,810)

Total	$32,369	$16,962	$21,680

NOTE 6. INCOME TAXES
We record valuation allowances against the Company’s deferred tax assets, when deemed necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management concluded during fiscal 2004 that the deferred tax assets were fully realizable except for the deferred tax asset that related to the majority of the Company’s state net operating loss (“NOL”) carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies, as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses, we will refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change to the effective tax rate may occur that would impact that income tax provision. For the quarter ended September 24, 2005 and for the first three quarters of 2005, the effective tax rate was 36.5%.

There was no effective tax for the quarter ended September 25, 2004 and for the first three quarters of 2004 due to the utilization of available NOL carryforwards and a reduction in the deferred tax asset valuation allowance. Due to the uncertainty at that time surrounding the realization and timing of the benefits from the Company’s deferred tax asset, the Company had previously recorded a valuation allowance on its otherwise recognizable deferred tax asset. As a result, in 2004, the Company had a slight reduction in the available valuation allowance of $0.3 million, which was offset by a current tax payable of $0.2 million resulting in a net tax benefit of $0.1 million.
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

A summary of the activity for the first three quarters of 2005 related to these reserves is as follows:

	Balance	New	Payments or	Balance
( in thousands)	December 31, 2004	Charges	Reserves Used	September 24, 2005

Racine Facility Shut-down	$268	$—	$141	$127
Claremont Facility Shut-down	386	—	386	—

Total	$654	$—	$527	$127

During the first quarter of 2005, the Company reclassified the Claremont, New Hampshire facility to available for sale within the Other Assets section of the Unaudited Condensed Consolidated Balance Sheet. The net realizable value of the facility, at the time of reclassification, was $0.6 million, which was net of a $0.4 million charge to selling, general and administrative (“SG&A”) expense during fiscal 2004.

NOTE 8. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 12% of our current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.

Information relative to our defined pension and other postretirement benefit plans is presented below.

	Pension Benefits		Pension Benefits
(in thousands)	Quarter Ended		Three Quarters Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Cost recognized during the quarter / first three quarters:
Interest cost	$243	$250	$729	$750
Expected return on plan assets	(244)	(247)	(732)	(740)
Amortization of prior loss	1	—	3	—
Amortization of prior service cost	3	4	11	12

Net period cost	$3	$7	$11	$22

	Other Benefits		Other Benefits
	Quarter Ended		Three Quarters Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Cost recognized during the quarter / first three quarters:
Service cost	$—	$1	$—	$1
Interest cost	4	4	12	13

Net period cost	$4	$5	$12	$14

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements as included in our 2004 annual report on Form 10-K and include, among others, the discount rate and the expected long-term rate of return on plan assets. In accordance with the United States’ Generally Accepted Accounting Principles (“GAAP”), actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, and our future expense and equity. See also Part I, Item 3 in this Form 10-Q for further sensitivity analysis regarding our estimated pension obligation.

We disclosed in our consolidated financial statements for the year ended December 31, 2004 that we might contribute to the pension plans during 2005. A contribution in the amount of $0.2 million was made during the second quarter of 2005.
NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is the first interim period of the first full fiscal year beginning after June 15, 2005. Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to our audited consolidated financial statements which is included in our annual report on Form 10-K for the year ended December 31, 2004.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company in fiscal 2006. Management does not expect the adoption of FIN 47 to have a material impact on the Company’s consolidated financial statements.
NOTE 10. SUBSEQUENT EVENTS
On October 14, 2005, the Company entered into a lease agreement for a newly constructed 144,690 square foot building in Portland, Oregon. The building will house the Company’s corporate headquarters and distribution center for the Danner line of footwear products.

Occupancy is expected to commence on or about June 1, 2006. The Company’s obligations under the new lease and the existing lease are as follows:

(In Thousands)	Payments due by period
		Remaining				2009 and
Contractual Obligations	Total	in 2005	2006	2007	2008	Thereafter

Operating Lease — Existing	$850	$350	$500

Operating Lease — New	$10,150		$460	$925	$950	$7,815

In connection with the newly executed lease, the Company and the lessor have entered into an agreement that will terminate the existing lease.

On October 24, 2005, the Company’s credit agreement was amended with an effective date of October 1, 2005. Under the amendment, and at the Company’s request, the aggregate principal borrowing limit from January 1 to May 31 was reduced from $30 million to $17.5 million and the aggregate principal borrowing limit from June 1 to December 31 is $30 million. In addition, borrowing base limitations were removed from the agreement.

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
We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are only predictions or statements of our current plans, which we review on a continual basis. Forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we “believe,” “expect,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Our forward-looking statements may differ from actual results due to, but not limited to:
•	Foreign-sourced products and concentrations of currency, political, and intellectual property risks, primarily in China.

•	Commodity price increases including rubber and petroleum. Price increases affect transportation costs, footwear component costs, and ultimately product costs.

•	Consumer confidence and related demand for footwear, including work and outdoor footwear.

•	Weather and its impact on the demand for outdoor footwear.

•	Dealer inventory levels, and related sell through of products.

•	Consolidation of retail customer base.

•	Company inventory levels, including inventory levels required for foreign-sourced product and the related need for accurate forecasting and the limited ability to resupply dealers for fill-in orders for foreign-sourced product.

•	Potential problems associated with the manufacture, transportation and delivery of foreign-sourced product.

•	United States and/or foreign trading rules, regulations and policies, including export/import regulations, duties, and regulations affecting manufacturers and/or importers.

•	General domestic economic conditions, including interest rates, unemployment trends, and foreign currency exchange rates.

•	Uncertainties related to new product development and innovation and acceptance in the marketplace of such products.

•	The potential for dealers and distributors to source product directly.
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
Overview
Our vision is to be the premier work and outdoor company. We are a leader in the design, development, marketing and manufacturing of premium quality footwear and clothing for work and outdoor consumers to maximize their experience.
Our products are sold to consumers who embrace the work and outdoor lifestyle through both the retail and the safety and industrial distribution channels. Economic indicators that are important to our business include consumer confidence and unemployment rate trends. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve the safety and industrial channel sales.
We continue to increase our brand equity in both the work and outdoor footwear markets and have introduced our fall 2005 and spring 2006 line of high-performance, innovative and quality footwear. Based on our customers’ response to our new lines, we have increased our inventories to prepare for sales growth.
Due to our cold and wet weather offerings, sales are typically greater in the second half of the year than the first half of the year. We continue to augment our product offerings with an assortment of year-round work products. Weather, especially in the fall and winter, has been, and will continue to be a contributing factor in our results.

Highlights for the Quarter
In the third quarter ended September 24, 2005, we experienced a decrease in our consolidated net sales of $3.5 million, or 10.1% from the same period of 2004. The overall sales decline is due in part to our third quarter 2004 delivery of $2.8 million in General Service Administration (“GSA”) orders to the United States Military in 2004, which was not part of an ongoing contract, and sales of $1.6 million from our lower margin PVC boot line (“PVC”), which was discontinued in the third quarter of 2004. During the third quarter of 2005, increased petroleum prices and a general slowdown in consumer spending adversely impacted sales growth.
We realized an increase in net sales of 1.3%, or $0.2 million in the outdoor market from the third quarter of 2004 to the same period in 2005. This increase is primarily due to our innovative products that have resulted in continued sales growth in our hunting lines. As sales to the outdoor market are more discretionary based, reduced consumer confidence and a general slowdown in consumer spending in the third quarter of 2005 had a negative impact on outdoor product sales during the period.
In the work market, we realized a decrease in our net sales of 23.4% or $3.7 million from the third quarter of 2004 to the same period in 2005. As noted above, we delivered $4.4 million in GSA and PVC delivery orders in the third quarter of 2004. Excluding the GSA and PVC sales our work sales grew 6.4%. This increase is primarily due to our innovative products that have resulted in continued sales growth in our uniform markets. In addition, the economic indicators noted above had a reduced impact on the work market, as these products are typically a necessary tool of the trade for these consumers.
Gross margins are an important determining factor in funding marketing, sales and product development costs, in addition to producing our profits. Gross margins increased by 160 basis points to 36.7% in the third quarter of 2005 as compared to 35.1% in the third quarter of 2004. Margin improvement occurred in large part due to the introduction of several innovative new products with overall improved margins, as well as the discontinuation of lower margin products, like PVC.
Selling, General and Administrative (“SG&A”) expense decreased by $0.8 million, or 9.8%, in the third quarter of 2005 from the third quarter of 2004. This reduction is primarily the result of a one-time charge of $0.9 million associated with the closure of our Claremont, New Hampshire manufacturing facility during the third quarter of 2004.
Trade receivables decreased by $3.3 million or 11.4%, from the third quarter of 2004. This reduction was primarily attributed to decreased sales volume.
Inventory increased by $10.7 million from the third quarter of 2004 due to: establishing new product lines; increasing customer service response times; support of anticipated fall and winter demand; and, additional inventory related to lower than anticipated sales. Inventory levels historically decline during the fourth quarter of the year.
Financial Summary
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended			Three Quarters Ended
(in millions)	September 24,	September 25,		September 24,	September 25,
	2005	2004	% change	2005	2004	% change

Net Sales	31.0	34.5	-10.1%	69.6	76.8	-9.4%
Gross Profit	11.4	12.1	-5.9%	25.5	25.3	0.8%
SG&A	7.4	8.2	-9.8%	20.2	20.3	-0.5%
Non-Operating Expenses	0.1	0.1	0.0%	0.2	0.4	-50.0%
Income before income taxes	3.9	3.8	2.6%	5.0	4.7	6.4%
Net Income	2.5	3.9	-35.9%	3.2	4.8	-33.3%

Quarter Ended September 24, 2005 Compared to Quarter Ended September 25, 2004:
Net Sales: Consolidated net sales for the quarter ended September 24, 2005 decreased $3.5 million or 10.1% to $31.0 million from $34.5 million for the same period in 2004. The third quarter of 2004 included $2.8 million in sales from GSA delivery orders, which was not an on-going contract, and sales of $1.6 million from our discontinued PVC boot line.
In the outdoor market, net sales increased by 1.3% to $18.9 million in the third quarter of 2005 versus $18.7 million in the same period of 2004. Our growth in the third quarter of 2005 was the result of continued penetration into the hunting markets. Sales growth in the outdoor market was somewhat slowed by the economic factors identified above.
In the work market, we realized a decrease in net sales of 10.1%, or $3.7 million to $12.1 versus $15.8 million in the same quarter of 2004. 2004 work sales included $2.8 million of sales from the GSA delivery orders and $1.6 million in PVC sales. Excluding the GSA and PVC sales, our work sales grew by 6.4%, primarily attributed to additional sales of our uniform and work products.
Gross Profit: Gross margin for the quarter ended September 24, 2005 was 36.7% of consolidated net sales compared to 35.1% for the third quarter of 2004. The increase in gross margins, as a percent of consolidated net sales, reflects the introduction of innovative higher-margin products along with the ongoing elimination of lower-margin product lines, primarily the PVC boot line. Gross profit for the third quarter of 2005 decreased $0.7 million to $11.4 million from $12.1 million in the same period last year. The decrease in gross profits is primarily a result of the decrease in net sales related to the GSA delivery orders in 2004.
SG&A: SG&A expenses include all costs associated with design, development, marketing, distribution, sales, purchasing and corporate functions. SG&A expenses decreased $0.8 million, or 9.8%, to $7.4 million for the quarter ended September 24, 2005 compared to $8.2 million for the same period a year ago. This decrease is due to the one-time write down in the third quarter of 2004 of $0.9 million for our Claremont facility, offset by increased expense related to our continued commitment to our product development team and brand marketing.
Non-Operating Expenses: Non-operating expenses was $0.1 million for the quarters ended September 24, 2005 and September 25, 2004, respectively.
Income Taxes: The quarter ended September 24, 2005 reflects income tax expense of $1.4 million, which represents an effective tax rate of 36.5%. For the same period in 2004 we had an income tax benefit of $0.1 million due primarily to the utilization of federal net operating loss tax carryforwards, which had previously been offset by a valuation allowance and were fully utilized during fiscal 2004.
Net Income: Net income decreased $1.4 million to $2.5 million in the third quarter of 2005 from $3.9 million in the same quarter of 2004. This decrease is a result of the decrease in net sales related to the $2.8 million of GSA delivery orders and the discontinued PVC boot line, and the recording of the provision for income taxes, offset by our continued improvement in net margins.
First Three Quarters of 2005 Compared to the First Three Quarters of 2004:
Net Sales: Consolidated net sales for the first three quarters of the year decreased from $76.8 million in 2004 to $69.6 million in 2005, or 9.4%. The first three quarters of 2004 included $7.6 million in sales from GSA delivery orders, which was not an on-going contract, and sales of $4.8 million from our discontinued PVC boot line.
In the outdoor market, net sales for the first three quarters of 2005 increased to $34.7 million, or 9.1%, from $31.8 million for the first three quarters of 2004. This increase is primarily attributed to our commitment to new innovative product design and assortments that generated stronger penetration into the rubber, hunting and hiking markets.
In the work market, net sales decreased from $45.0 million in the first three quarters of 2004 to $34.9 million in the first three quarters of 2005. 2004 work sales included the $7.6 million of GSA delivery orders and $4.8 million of PVC sales. Excluding the GSA and PVC sales our work sales grew by 6.8%, primarily achieved through continued penetration into the general work and uniform markets resulting in additional sales.

Gross Profit: Gross margin for the first three quarters of 2005 was 36.5% of consolidated net sales compared to 33% for the same period of 2004. The increase in gross margin, as a percent of consolidated net sales, reflects the introduction of innovative higher-margin products along with the ongoing elimination of lower-margin product lines, primarily the PVC boot line. Gross profit for the first three quarters of 2005 increased $0.2 million to $25.5 million from $25.3 million in the same period last year
The provision for slow-moving inventory decreased in the first three quarters of 2005 by $0.9 million, or 52%, from the same period in 2004. The decrease in provision is attributed to the reduction in closeout inventory levels through targeted sales programs.
SG&A: SG&A expenses decreased $0.1 million, or 0.5%, to $20.2 million for the first three quarters ended September 24, 2005, compared to $20.3 million for the same period in 2004. In the first three quarters of 2004, SG&A expenses were reduced due to the one-time cash receipt of a $0.9 million settlement from a former vendor, offset by an expense of $0.9 million related to the shut down of the Claremont, New Hampshire facility.
Non-Operating Expenses: Non-operating expense of $0.2 million for the first three quarters of 2005 was a decrease of $0.2 million from the same period of 2004. The decrease is primarily the result of lower interest expense and bank fees.
Income Taxes: The first three quarters for 2005 reflects income tax expense of $1.8 million, which represents an effective tax rate of 36.4%. The first three quarters of 2004 had an income tax benefit of $0.1 million due primarily to the utilization of federal net operating loss tax carryforwards, which had previously been offset by a valuation allowance and were fully utilized during fiscal 2004.
Net Income: Net income for the first three quarters of 2005 was $3.2 million as compared to $4.8 million for the first three quarters of 2004. This decrease in net income is primarily due the decreased overall sales related to the $7.6 million of GSA delivery orders, the recording of the income tax provision in 2005, offset by our 350 basis point improvement in our net margins.
LIQUIDITY AND CAPITAL RESOURCES
Historically we have funded working capital requirements and capital expenditures with cash generated from operations, borrowings under a revolving line of credit, or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.
Our credit agreement is available to support working capital requirements until June 2007. Borrowing limits against the line of credit are the lesser of $30.0 million or agreed upon percentages of qualified receivables and inventory. We had unused borrowing availability of $16.6 million at September 24, 2005. At our option, the line of credit provides for interest rate options of prime rate or LIBOR plus 1.50%. Excess cash flows from operations are used to pay down the balance under our line of credit. As of September 24, 2005, we had $12.6 million of outstanding borrowings under our line of credit as compared with an outstanding balance of $12.8 million at September 25, 2004. Borrowing availability under the line of credit, and cash flows generated from operations are expected to be sufficient to meet our cash requirements for the next 12 months.
As mentioned in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for the quarters ended September 24, 2005 and September 25, 2004, we announced an amendment to our existing credit agreement with Wells Fargo Bank, National Association. Under the amendment, and at the Company’s request, the aggregate principal amount of borrowings from January 1 to May 31 will be amended from $30 million to $17.5 million. Also, the aggregate principal amount of borrowings from June 1 to December 31 will be $30 million. With the amendment, this becomes a straight line of credit and borrowing base limitations were removed.
In addition to the revolving line of credit, we had a term loan at the beginning of 2004. We repaid the remaining $2.2 million balance of the term loan. in the first quarter of 2004.
Net cash used in operating activities was $19.0 million in the first three quarters of 2005, compared to net cash used of $4.7 million for the same period in 2004. Net cash used during the first three quarters of 2005 consisted of cash provided by net income of $3.2 million, adjusted for non-cash items including depreciation and amortization totaling $1.0 million, and changes in working capital components, primarily an increase in accounts receivable of $10.3 million, and an increase in inventory of $15.4 million. The increase in accounts receivable is normal for this time of the year as our sales increase. Inventory increased by $10.7 million from the third quarter of 2004 due to: establishing new product lines; increasing customer service response times; support of anticipated fall and winter demand; and, additional inventory related to lower than anticipated sales. In the first three quarters of 2004, the Company’s net cash used in operating activities consisted of net income of $4.8 million, adjusted for non-cash items including depreciation and amortization totaling $1.1 million, and changes in working capital components, primarily an increase in accounts receivable of $15.8 million and a decrease in inventory of $2.4 million.
Net cash used in investing activities was $1.1 million in the first three quarters of 2005 compared to $0.5 million for the same period in 2004. The majority of the cash used in both years was for capital expenditures.
Net cash provided by financing activities was $12.9 million in the first three quarters of 2005 compared to net cash provided by financing activities of $5.2 million for the same period in 2004. During the first three quarters of 2005, we had proceeds of $0.3 million from the exercise of stock options and short-term borrowings of $12.6 million. During the first three quarters of 2004, we repaid $2.2 million of long-term obligations and had $7.5 million of short-term borrowings.
A summary of our contractual cash obligations at September 24, 2005 is as follows:

(In Thousands)	Payments due by period

		Remaining				2009 and
Contractual Obligations	Total	in 2005	2006	2007	2008	Thereafter

Operating leases	$2,250	$350	$1,000	$600	$200	$100
Effective July 1, 2004, we entered into an agreement to sublease the leased facility in Racine, Wisconsin. Under the sublease agreement, we received $0.1 million in 2004 and are scheduled to receive $0.2 million in 2005 and $0.1 million in 2006. Approximately 10% of one of the Company’s leased distribution centers in La Crosse, Wisconsin is currently sublet to a third party through April 2007. Under the sublease agreement, we received $0.1 million in 2004, and are scheduled to receive $0.1 million in each of the next two years.
On October 14, 2005, the Company entered into a lease agreement for a newly constructed 144,690 square foot building in Portland, Oregon. Refer to Footnote 10 of the Interim Unaudited Condensed Consolidated Financial Statements for the Quarters Ended September 24, 2005 and September 25, 2004 above.
We also have commercial commitments as described below:
(In Thousands)

Other Commercial Commitment	Total amount Committed	Outstanding at September 24, 2005	Date of Expiration

Line of credit	$30,000	$12,609	June 2007

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 24, 2005, however actual results may differ from these estimates under different assumptions and circumstances.
We identified the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our annual report on Form 10-K for the fiscal year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized the critical accounting policies either in the notes to interim unaudited consolidated financial statements or below:
Revenue Recognition: We recognize revenue when products are shipped, the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
Allowances for Doubtful Accounts and Discounts: We maintain an allowance for doubtful accounts for the ability of the customer to make required payment. If the financial condition of the customer were to deteriorate, resulting in an impairment of the receivable balance, we would record an additional allowance. We also record an allowance for cash discounts. Periodically, management initiates additional sales programs that result in further discounts. We analyze and assess the adequacy of each cash discount program to determine appropriate allowance levels and adjust as necessary.
Allowance for Slow-Moving Inventory: On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $0.8 million at September 24, 2005 is adequate.
Product Returns: We record a provision against gross revenue for estimated stock returns in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical return rates, historical discount rates, and analysis of current activity. We assess the adequacy of our recorded provision and adjust as necessary.
Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million originally related to the Danner, Inc. subsidiary and the investments we have made in our other long-term investments, primarily property and equipment of $3.1 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption above for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. At our option, our line of credit interest rate is the prime rate or the LIBOR rate plus 1.50%. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million. We believe that these amounts are not material to the earnings of the Company.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2004, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $1.3 million, net of tax, at December 31, 2004, which would require a similar charge to equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.
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
Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: October 31, 2005	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2005	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 24, 2005

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