Form 10-K
period 2005-12-31
LACROSSE FOOTWEAR INC
filed 2006-03-09
CIK 919443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Title of Class
Common Stock, $.01 par value
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 25, 2005: $30,702,992.
Number of shares of the registrant’s common stock outstanding at March 3, 2006: 6,003,191 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2005, the end of the Company’s fiscal year.

Page
EXHIBITS FILED AS PART OF FORM 10-K	Exhibit Index

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1 to F-21
EXHIBIT 10.6
EXHIBIT 10.18
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
Item 1. Business
Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.
General
LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leader in the design, development, marketing and manufacturing of premium quality footwear and apparel for the work and outdoor markets. The Company markets its products primarily under the LACROSSE® and DANNER® brands through selected distributors and retailers. LaCrosse’s products are characterized by innovative technology; functional design; comfort; durability; performance features; and quality materials.
Historically, LaCrosse produced footwear primarily made of rubber, with some models incorporating leather or fabric uppers. In March 1994, the Company acquired the business of Danner, Inc. (“Danner”), a producer of premium quality leather footwear for the work and outdoor markets, which is sold primarily under the DANNER® brand.
In 2005, the Company formed LaCrosse International, Inc., a wholly owned subsidiary, to improve its sourcing capabilities. The new sourcing office in Zhongshan, China, is expected to provide a number of key benefits including more rapid product development, diversified sourcing and improved quality.
The Company was incorporated in Wisconsin in 1983 but traces its history to 1897 when La Crosse Rubber Mills Company was founded. The family of Joseph P. Schneider, our Chief Executive Officer, purchased LaCrosse’s predecessor from the heirs of the founding family and other shareholders in 1982.
Strategy
The Company’s business strategy is to continue to:
•	build, position and capitalize on the strength of established brands;

•	develop innovative products and relevant technologies that will differentiate its products, footwear and apparel;

•	offer superior customer service; and

•	expand and enhance its strong distribution network of sales representatives and retail and industrial customers.

Brand Positioning
Within the retail channel of distribution, the Company markets footwear and apparel under the well-established DANNER® and LACROSSE® brands. The Company also sells products through the safety and industrial distributor channel principally under the LACROSSE® brand. Each brand is positioned uniquely in the marketplace to capitalize on differences in end user expectations for performance, price, and end-use. The DANNER® brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE® brand has a more extensive product line including rubber and leather footwear as well as an extensive line of rainwear and protective clothing.
Products
The Company’s branded product offerings include these major categories:
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
Leather Footwear
The Company markets leather footwear under two brand names, DANNER® and LACROSSE®. The DANNER® products consist of premium quality work and outdoor boots available in numerous styles, many of which feature the stitch-down manufacturing process, which provides outstanding support and built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in leather boots, and it continues to include that liner in over 90% of its Danner products. The LACROSSE® brand markets a line of indoor and outdoor work boots appealing to consumers who desire durability and comfort.
Rainwear and Protective Clothing
Rainwear and protective clothing are complimentary products in many work and outdoor environments. LaCrosse Safety and Industrial offers a broad line of quality rainwear and protective clothing appealing to those workers in utility, construction, chemical processing, food processing, and other groups traditionally purchasing through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid and flame environments. These products are recognized in the industry for their durability, quality and heritage.
In December 2005, the Company introduced a high quality, technical sock line under the LaCrosse and Danner brands. LaCrosse also sells footwear accessories such as laces and boot care products. During 2005, the Company offered approximately 550 styles of footwear and rainwear.

Percentage of net sales resulting from work products in 2005, 2004 and 2003 were approximately 51%, 56% and 54% and outdoor products were 49%, 44% and 46%, respectively.
Product Design and Development
The Company’s product design and development concepts originate within the Company and through communication with its customers and suppliers based upon perceived customer or consumer needs or new technological developments in footwear, rainwear and materials. Consumers, sales representatives and suppliers all provide information to the Company’s marketing and product development personnel during the concept, development and testing of new product. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing and product development personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility is shared with outside sourcing facilities for pattern development and commercialization.
Customers, Sales and Distribution
The Company markets its brands and associated products through two separate channels of distribution: retail and safety and industrial.
Within the retail market, the LACROSSE® and DANNER® brands are marketed through independent representative groups and the Company’s sales team members. For both brands, some of the independent agents are multi-line representative groups and some are dedicated solely to the Company’s products. A national account sales team complements the sales activities for the brands.
The Company’s safety and industrial products are distributed through the LaCrosse Safety and Industrial Division using independent representatives and a national account sales team.
The Company’s products are sold directly to more than 4,000 accounts, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, distributors, and the United States government. The Company’s customer base is also diversified as to size and location of customer and markets served. As a result, the Company is less dependent upon a few customers. However, the recent trend of consolidating retail and safety and industrial channels into regional, super regional, and national businesses is having an effect of consolidating the customer base. As consolidation continues, dependency on fewer, consolidated customers will increase.
The Company currently operates six Internet websites for use by consumers and retailers. The primary purpose of the four consumer-oriented websites is to provide product and Company information. In addition, three of these four sites sell product to consumers who choose to purchase directly from the Company. The business-to-business website, for the DANNER®, LACROSSE® and            LaCrosse® Safety and Industrial divisions provides product ordering capability and critical information to dealers about the status of pending orders, inventory levels, shipping and other data. The Company’s corporate website, www.lacrossefootwearinc.com, provides information about the Company and its brands to investors and the corporate community.
The Company operates two retail outlet stores whose primary purpose is disposal of slow-moving merchandise and factory seconds. These stores are located at the manufacturing facility in Portland, Oregon and in La Crosse, Wisconsin.

International sales are primarily derived through our Japanese and European distribution networks.
Advertising and Promotion
The Company’s marketing expenditures are specifically targeted at promotional materials, cooperative advertising and point-of-sale advertising designed to assist dealers and distributors in the sale of the Company’s products. The Company customizes advertising and marketing materials and programs for each of its brands in each of its distribution channels, which allows it to emphasize those features of its products that have special appeal to the applicable targeted consumer.
The Company advertises and promotes its products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, online promotion, and co-promotion with dealers and suppliers.
Manufacturing and Sourcing
Traditionally, the Company manufactured the majority of its rubber and leather products in its United States manufacturing facilities. During the last decade, the quality and timeliness of product provided by offshore sources have improved substantially. This has resulted in consumers shifting their allegiance from domestically produced product to product that offers the best value regardless of origin of manufacture. The Company outsourced over 79% of the product it sold in 2005 and 65% in 2004, and expects that number to increase incrementally over the next few years.
Significant portions of the outsourced products are purchased from a limited number of foreign manufacturers located in the Asian-Pacific region, primarily in China. The Company has established criteria for its third-party manufacturers in order to monitor product quality and labor practices. Sources of capacity related to these products are available worldwide and management has identified alternative sources for these products. These alternate sources are in varying degrees of development.
With the formation of LaCrosse International, Inc., the Company now has personnel located in China, which is expected to provide a presence in Asia to help further maintain the Company’s high quality standards.
The raw materials used in production of the Company’s products are leather, crude rubber and oil-based vinyl compounds for protective clothing products. Since these products are all available on a global basis, the Company has no reason to believe these raw materials will not continue to be available at competitive prices.
The Company, or its contract manufacturers, purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. Gore has traditionally been Danner’s single largest supplier, in terms of dollars spent on raw materials. Over 90% of Danner styles are GORE-TEX® lined. Either party upon 90 days written notice may terminate agreements with Gore. The Company considers its relationship with Gore to be good. GORE-TEX® is a registered trademark of W.L. Gore & Associates, Inc. In the event the relationship were to terminate, the Company has identified other sources of products with similar characteristics.

Competition
The various categories of the footwear and apparel markets in which the Company operates are highly competitive. The Company competes with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than the Company. Because the Company has a broad product line, its competition varies by product category. The Company has four major competitors in most of its rubber product lines, at least six major competitors in connection with the Company’s outdoor footwear, and at least six major competitors in connection with its work footwear and apparel.
LaCrosse believes it maintains a competitive position through the strength of its brands; its attention to quality; its delivery of value; its position as an innovator; its record of delivering products on a timely basis; its strong customer relationships; and, in some cases, the breadth of its product line. Some of the Company’s rubber competitors compete mainly on the basis of price, or may choose to market products to a broader market at reduced prices and quality.
Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of the Company’s DANNER® and LACROSSE® leather product line. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. The Company believes, by attention to these factors, that the DANNER® footwear line has maintained a strong competitive position in its market niches. For leather and rubber boots, the LACROSSE® brand sources all products offshore. It competes with other distributors with products similarly sourced from offshore locations.
Several rubber boot manufacturers with strong brand recognition in their respective markets are the major competitors to LACROSSE®, though the Company occupies a favorable niche in the higher price segments of the work and outdoor rubber boot markets. The Company’s history of supplying quality rubber boots has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which the Company must effectively compete. The Company believes that its superior quality products, innovation and design leadership, coupled with solid delivery and customer support enables it to effectively compete in this market.
Employees
As of December 31, 2005, we had approximately 275 employees located in the United States and one employee in our China office. Approximately 25 of the Company’s employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a four-year collective bargaining agreement, which expires in September 2006. Approximately 105 of the Company’s employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement. Recently, the Company completed negotiations on a new collective bargaining agreement that will expire January 2009 with the UFCW. The Company considers its employee relations to be good.

Trademarks and Trade Names; Patents
The Company owns United States federal registrations for several of its marks, including LACROSSE®, DANNER®, RED BALL®, RAINFAIR®, LACROSSE and stylized Indianhead design that serve as the Company’s logo, FIRETECH®, ICE KING®, ICEMAN®, AIRTHOTIC®, GAMEMASTER®, TERRA FORCETM, HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT® and RED BALL JETS®. The Company generally attempts to register a trademark relating to a product’s name only where the Company intends to heavily promote the product or where the Company expects to sell the product in large volumes. However, the Company relies on common law trademark rights for all unregistered brands. The Company defends its trademarks and trade names against infringement to the fullest extent practicable under the law. Other than registrations relating to the LACROSSE® and DANNER® names, the Company does not believe any trademark is material to its business.
The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other companies.
The Company owns several patents that improve its competitive position in the marketplace, including the DANNER BOB® outsole; TERRA FORCETM, a three-shank cement and stitch-down manufacturing process; and a patent for its AIRTHOTIC® ventilated arch support that fits under the heel. Our newest platform, EXOTM, is patent-pending at this time.
Seasonality
Sales have been historically higher in the second half of the year due primarily to our cold and wet weather product offerings. This was also the case in 2005, during which the Company’s revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company’s operations represented a larger percentage of revenue in the first two quarters of 2005 than in the last two quarters of 2005. We expect this seasonality to continue in 2006. In order to satisfy shipping requirements, the Company places orders for sourced product during the first quarter with anticipated delivery to the Company starting late in the second quarter. As a result, inventories generally peak early in the third quarter, and then trend down by the end of year.
Foreign Operations and Export Sales
Other than LaCrosse International, Inc., which is a wholly-owned subsidiary, we do not own a majority or controlling interest in any other international company. In addition, the Company also realized international sales through a focused set of independent distributors. Total international sales accounted for approximately 5%, 4% and 3% of the Company’s net sales in 2005, 2004 and 2003 respectively. With LaCrosse International, Inc., located in China, the Company has opened its first sourcing office. LaCrosse International was created primarily to monitor quality and to locate complementary sourcing alternatives.
Environmental Matters
The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with federal, state and local requirements which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they anticipated to have, any material effect on the capital expenditures, earnings or competitive position of the Company and its subsidiaries.
Executive Officers of the Registrant
The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
Joseph P. Schneider	46	President, Chief Executive Officer and Director
David P. Carlson	50	Executive Vice President and Chief Financial Officer
David M. Strouse	46	Vice President of Product Development
Darrin S. McClintock	40	Vice President of Sales, Safety and Industrial Division
Aaron G. Atkinson	37	Corporate Controller and Assistant Secretary
Where You Can Find More Information
We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our corporate website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (800) 654-3517.
Forward Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, financial results, and the outcome of contingencies, such as legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.
Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors”, of this document, and should be considered an integral part of Part II, Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations “.
Item 1A. Risk Factors
In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect the Company’s business, operating results and/or financial condition, as well as adversely affect the value of an investment in the Company’s common stock. In addition to the following disclosures, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.
If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.
The footwear industry is subject to cyclical variations and declines in performance, as well as fashion risks and rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand. Furthermore, the footwear industry has relatively long lead times for the design and manufacturing of products. Consequently, we must commit to production based on our forecasts of consumer demand.
If we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.
Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales.
We sell our products to the work and outdoor footwear markets. Many of our outdoor products are designed for use in cold and/or wet weather. Sales of these products are largely dependent on the timing and severity of weather in the different regions of the United States. Prolonged periods of relatively dry and/or warm weather, particularly in the fall and winter, could have an adverse affect on demand for our products.
A decline in consumer spending due to unfavorable economic conditions could hinder our product revenues and earnings.
Footwear, particularly outdoor and recreational footwear, is a cyclical industry that is largely dependent upon overall levels of consumer spending. The success of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, our business and financial condition could be adversely affected by any substantial deterioration in general economic conditions, an increase in energy costs or interest rates, any significant acts of nature, terrorist events, and any other event that could diminish consumer spending and overall consumer confidence.
We conduct a significant portion of our manufacturing activities outside the U.S., and therefore we are subject to the risks of international commerce.
We use third party manufacturers located in foreign countries, primarily in China, to manufacture the majority of our goods, including all of our LaCrosse branded products. We also sell a growing percentage of our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	increased transportation costs due to distance, energy prices or other factors;

•	delays in the transportation and delivery of goods due to increased security concerns;

•	foreign currency fluctuations (particularly with respect to the euro and Chinese renminbi), for which we do not currently engage in any material hedging transactions;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political unrest, terrorism or war, any of which can interrupt commerce;

•	expropriation and nationalization;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; and

•	Limited capital of foreign distributors
Additionally, although sales outside of the U.S. did not constitute a significant portion of our revenues in 2005, our international sales have grown over the past several years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as the Company has a limited number of foreign distributors, who in turn have limited capital investment. Sales to the international markets are achieved through those foreign distributors. If the relationship with those distributors were to deteriorate, it could have an adverse impact assuming the Company is unable to engage suitable alternatives in a timely manner.
Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
In 2005, third party manufacturers produced approximately 89% of our footwear products. Currently, we have footwear manufacturing arrangements with third party manufacturers located in China and Europe. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various factors, one or more of our third party manufacturers may be unable to continue meeting our production requirements. Moreover, some of our third party manufacturers have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, one or more manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
In addition, we do not have long-term supply contracts with these third party manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facilities due to capacity constraints, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation.
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons, and could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.
Furthermore, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us.
Any major disruption at one of our two distribution facilities or our domestic manufacturing facility could prevent the timely delivery of our product.

We have distribution centers in Portland, Oregon and La Crosse, Wisconsin and a domestic manufacturing facility in Portland, Oregon. Both the distribution centers and the manufacturing facility are subject to union agreements. Any natural disaster or other serious disruption at one of these facilities due to labor unrest, fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
The continued consolidation of retailers, and the leveraged growth in the overall number of stores, increases and concentrates the Company’s credit risk.
Significant retailers in the work and outdoor retail industry continue to expand rapidly through construction of additional stores and acquisitions. Further, the industry continues to experience consolidation, resulting in a smaller number of primary retailers. The increased capital requirements required to open and operate new stores concentrates the Company’s credit risk in a relatively small number of customers. If these retailers were to extinguish their capital and were unable to replenish their liquidity, there is a risk that their outstanding payables to our Company may not be paid.
Our financial success may be limited by the strength of our relationships with our retail customers and to the success of such retail customers.
Our financial success is significantly related to the willingness of our retail customers to continue to carry our products and to the success of such customers. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our retail customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.
In 2005, our five largest retail customers accounted for approximately 23% of our revenues. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brand, then these customers may reduce or discontinue purchases from us. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future. Any significant increase in our bad debt expense relative to revenues would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.
Furthermore, many of our retail customers compete with each other, and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products.
We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
The footwear industry is highly competitive. Recent growth in the market for outdoor and work footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors have products with similar characteristics, such as design and materials, to a number of our products. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete.

Our competitors include footwear manufactures, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. The principal methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A number of our competitors:
•	have significantly greater financial resources than we have;

•	have more comprehensive product lines than ours;

•	have broader market presence than we have in retail outlets, or have their own retail outlets;

•	have longer-standing relationships with retailers than we have;

•	have a longer operating history than ours;

•	have greater distribution capabilities than we have;

•	have stronger brand recognition than we have; and

•	spend substantially more on product advertising and sales than we do.
Our competitors’ greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, a major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. If we fail to compete successfully in the future, our sales and profits may decline, our financial condition may deteriorate and the market price of our common stock is likely to fall.
In addition, a growing trend in the footwear industry is for dealers and distributors to source product directly from overseas manufacturers in order to increase profitability by eliminating the wholesale distributor or manufacturer. While dealers and distributors have not historically manufactured and developed new and innovative products, if consumers largely accept the directly sourced products, it could have an adverse effect on our results of operations.
We may be unable to meet changing consumer preferences and demands.
The footwear industry is subject to rapid changes in consumer preferences. Our success depends in large part on our ability to continuously develop, market and deliver innovative and functional products at a pace, intensity, and price that is competitive with other brands in our market. In addition, we must design and manufacture products that appeal to many consumer segments at a range of price points. While we continually update our product line with new and innovative products, our products may not continue to be popular and new products we may introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could adversely affect our sales and results of operations.

Changes in the price or availability of raw materials could disrupt our operations and adversely affect our financial results.
We purchase raw materials, finished goods, and component parts from various suppliers to be used in the manufacturing of our products. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market the products. We also rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. If petroleum costs were to increase it could cause a disruption in the transportation industry, which could result in significantly higher freight costs to our Company. Increased petroleum costs also affect our manufacturing costs, as rubber is a key component of our footwear. Our profit margins may decrease if prices of purchased raw materials, component parts, finished goods, or petroleum increase and we are unable to pass on those increases to our customers.
Our failure or inability to protect our intellectual property could significantly harm our competitive position and reduce future revenues.
Protecting our intellectual property is an important factor in maintaining our brand and our competitive position in the footwear industry. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We currently hold a number of patents and trademarks and have patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate and applicable laws provide only limited protection. We have a number of licensing agreements, both for product, camouflage patterns and trademarks, which are significant to our business. If the Company is unable to renew the agreements, and suitable replacements are not available in a timely manner, this may reduce revenues.
We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.
We depend on a limited number of sources for the primary materials used to make our footwear. For example, we and our contract manufacturers purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over 90% of Danner styles are GORE-TEX® lined. Either party upon 90 days written notice may terminate our agreements with Gore.
While we consider our relationship with Gore to be good, if Gore were to terminate our agreements, the time required to obtain substitute materials could interrupt our production cycle. Further, consumers may be unwilling to accept any such replacement material. Any termination or delay in our license with Gore, or in the procurement of any other key component, could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.
In order to be successful, we must retain and motivate key employees, and the failure to do so could have an adverse impact on our business.
Our future success will depend in part on the continued service of key personnel, including Joseph P. Schneider, our President and Chief Executive Officer, and David P. Carlson, our Executive Vice President and Chief Financial Officer. Our future success will also depend on our ability to attract and retain key managers, product development engineers, sales people, and others. We face intense competition for such individuals throughout the footwear and work and outdoor products industries. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.
If we fail to comply with the covenants contained in our revolving credit facility we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.
Our revolving credit facility contains financial and operating covenants with which we must comply. As of December 31, 2005, we were in compliance with each of these covenants. However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to a waiver of any future non-compliance, we may be unable to borrow additional funds and our outstanding indebtedness may become immediately due and payable, which could materially harm our business.
Our articles of incorporation, bylaws and Wisconsin corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management.
Among other things, these provisions:
•	classify our board of directors so that only some of our directors are elected each year;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	establish advance notice and other procedural requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.
These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control and/or changes in our management that a stockholder might consider favorable. In addition, Subchapter XI of the Wisconsin Business Corporation Law includes provisions that may discourage, delay, or prevent a change in control of us. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth certain information, as of December 31, 2005, relating to the Company’s principal facilities.

	Properties
	Owned or	Approximate Floor
Location	Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased(1)	55,000	Former principal sales, marketing and executive offices and warehouse space

Portland, OR	Leased(2)	145,000	New principal sales, marketing and executive offices and warehouse space

Portland, OR	Leased(3)	36,000	Manufacturing operations and retail outlet store

La Crosse, WI	Leased(4)	212,000	Warehouse space

La Crosse, WI	Leased(5)	230,000	Warehouse and distribution facility

La Crosse, WI	Leased	11,000	Retail outlet store

Racine, WI	Leased(6)	104,700	Sublet through end of lease

Zhongshan, China	Leased	1,400	Office space

(1)	Former sales, marketing and executive offices and warehouse space. On October 17, 2005, the Company entered into a Lease Termination Agreement. The Lease Termination Agreement terminates the current Multi-Tenant Industrial Triple Net Lease, originally dated August 2000, which was to expire in 2007. The Company expects to vacate this building in June 2006 or when the new Portland facility is ready for occupancy, see (2) below.

(2)	On October 17, 2005, the Company announced that it had signed a Single-Tenant Industrial Triple Net Lease for the occupancy of a newly constructed 145,000 square foot building in Portland, Oregon. The building is expected to house the Company’s corporate headquarters and distribution center for its Danner line of footwear products. The term of the Lease and occupancy is expected to commence on or about June 1, 2006. The monthly base rent is scheduled for 120 months from the commencement of the Lease.

(3)	The lease for this facility expires in March 2009, however the Company has the option to extend the term for an additional five years.

(4)	The lease for this building expires in 2007. Approximately 11% of this building is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company received $0.1 million in 2004 and $0.1 million in 2005, and is scheduled to receive $0.1 million in 2006, and $0.1 million in 2007.

(5)	The lease for space in this facility expires in December 2006. The Company may terminate this lease at any time upon 120 days written notice to the lessor but in no event shall such notice be given prior to January 2005.

(6)	The lease for this facility was entered into in May 1996 and expires in May 2006. Effective July 1, 2004, the Company entered into an agreement to sublease this facility. Under the sublease agreement, the Company received $0.1 million in 2004 and $0.2 million in 2005 and is scheduled to receive $0.1 million in 2006.
Based on present plans, management believes that the Company’s current facilities will be adequate to meet the Company’s anticipated needs for at least the next year.
Item 3. Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable, a reasonable estimate is recorded in our financial statements. As of March 3, 2006, we were not a party to any material legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the fiscal year ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
The Company’s Common Stock is publicly traded on the NASDAQ National Market under the ticker symbol BOOT. On March 3, 2006, the sale price of our Common Stock was $11.58 per share, as reported on the NASDAQ National Market. The table below shows the high and low sales prices per share of our Common Stock as reported by the NASDAQ National Market:

	2005		2004
	High	Low	High	Low
First Quarter	$13.67	$10.06	$8.99	$7.03
Second Quarter	13.19	8.00	11.00	7.10
Third Quarter	12.80	9.58	8.85	6.03
Fourth Quarter	12.78	9.51	12.39	6.76
As of March 3, 2006, there were approximately 280 shareholders of record and approximately 1,099 beneficial owners of the Company’s Common Stock.

Dividends
The Company did not declare or pay a cash dividend in 2004 or 2005. Future dividend policy and payments, if any, will depend upon earnings and financial condition of the Company, the Company’s need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.
Sales of Unregistered Securities
The Company did not have any unregistered sales of equity securities in 2005.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not make any purchases of its equity securities in 2005.
Equity Compensation Plan Information
Certain information with respect to the Company’s equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data
Selected Income Statement Data

Year Ended December 31	2005	2004	2003	2002	2001
($ in thousands, except per share data)
Net sales	$99,378	$105,470	$95,687	$97,785	$125,301
Operating income (loss)	8,609	7,640	3,666	(3,999)	(5,308)
Net income (loss)	5,234	6,973	2,630	(5,086)	(7,949)

Earnings (loss) per common share
Basic	$0.88	$1.18	$0.45	($0.87)	($1.35)
Diluted	$0.85	$1.15	$0.44	($0.87)	($1.35)

Weighted average shares outstanding
Basic	5,954	5,891	5,874	5,874	5,874
Diluted	6,166	6,070	5,939	5,874	5,874
Selected Balance Sheet Data

Year Ended December 31	2005	2004	2003	2002	2001
($ in thousands)
Inventory	24,865	16,962	24,042	23,460	34,371
Total assets	64,583	57,788	55,241	60,845	79,925
Notes payable, bank	—	—	5,319	8,378	17,645
Long-term obligations, including current maturities	—	—	2,219	4,432	6,031
Shareholders’ equity	50,477	45,151	37,876	35,089	41,545

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our mission is to maximize the work and outdoor experience for our customers. To achieve this we develop and manufacture premium-quality, performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at both the retail consumer channel and the safety and industrial channel of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.
Weather, especially in the fall and winter, has been, and will continue to be a significant contributing factor to our results. Sales are typically higher in the second half of the year due to our cold and wet weather product offerings. We augment these offerings by infusing innovative technology into product categories that will create additional demand in all four quarters of the year, principally work products.
Gross margins are an essential factor in funding marketing, sales and product development costs, in addition to producing our profits. Margin improvement of 280 basis points for the year ended 2005 was primarily due to the Company’s strategic decision to exit the lower margin PVC market in late 2004. In addition, our recently introduced innovative product offerings have resulted in increased sales of higher-margin products.
Inventories increased by $7.9 million during 2005 as a result of bringing innovative new products to market, further reducing customer service response times, and taking a strong position with core products to capture growth.
Accounts receivable increased by $1.1 million during 2005, primarily a result of increased sales during the fourth quarter. Day’s sales outstanding, or DSO, increased slightly, from 49 days in 2004 to 50 days in 2005, as measured by dividing total ending receivables for the quarter by the sales for the quarter multiplied by 90. The increase in DSO’s can be traced to established sales programs, which have various terms and discounts.

RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO FISCAL 2004
Financial Summary — 2005 versus 2004
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2005	2004	$ Change	% Change
Net Sales	$99.4	$105.5	$(6.1)	(5.8%)
Gross Profit	36.3	35.6	0.7	2.0%
Gross Margin %	36.6%	33.8%
SG&A	27.7	28.0	(0.3)	(1.1%)
% of Net Sales	27.9%	26.5%
Non-Operating Expenses	(0.3)	(0.4)	0.1	(25.0%)
Income Before Income Taxes	8.3	7.2	1.1	15.3%
Income Tax Expense	3.1	0.3	2.8	1,052.4%
Net Income	$5.2	$7.0	$(1.8)	(25.7%)
Consolidated Net Sales: In 2005, we experienced a decrease in consolidated net sales of $6.1 million, or 5.8% from 2004. The overall sales decline is due in part to our shipment of $9.8 million in General Service Administration (“GSA”) delivery orders to the United States government in 2004, which was not part of an ongoing contract. Net sales in 2004 also included $5.1 million in sales to the lower margin PVC boot market, which the Company exited in 2004. Excluding these items, our consolidated net sales grew $8.8 million, or 9.7% in 2005. This increase reflects recent introduction of innovative products and continued penetration of existing products directed at our core consumer base in both the work and outdoor markets.
In the outdoor market, net sales increased to $48.9 million in 2005 from $44.8 million in 2004, or an increase of 9.2%. Growth in the outdoor market was primarily attributed to recent new products and continued penetration of existing products delivered to the hunting market.
In the work market, net sales decreased from $60.7 million in 2004 to $50.4 million in 2005, a decline of 16.9%, or $10.3 million. Excluding sales totaling $14.9 million from GSA delivery orders and our former PVC boot line, work sales grew by $4.6 million, or 10.1% in 2005. The growth is attributable to the introduction of recent innovative products within our general work and uniform boot lines.
Gross Profit: Gross margin for 2005 was 36.6% of consolidated net sales, compared to 33.8% in 2004. The margin improvement of 280 basis points was primarily attributed to the Company’s strategic discontinuation of lower margin products, primarily the PVC boot line (170 basis points) and increased sales of new higher-margin products (110 basis points). As the result of improved margin percentages, gross profit increased by $0.6 million from $35.7 million in 2004 to $36.3 million in 2005 despite lower consolidated net sales.
The provision for slow-moving and obsolete inventory decreased in 2005 by $1.0 million, or 58% to $0.7 million, primarily through targeted sales programs within our normal channels of distribution.

Sales, General and Administrative Expenses (SG&A): SG&A expenses decreased $0.3 million, or 1.1%, to $27.7 million in 2005, compared to $28.0 million in 2004. However, as a percentage of consolidated net sales, SG&A expenses increased from 26.5% of sales in 2004 to 27.9% of sales in 2005. The overall operating expense reduction in 2005 was largely the result of a reduction in total incentive compensation of $0.9 million and a decrease of $0.5 million of general operating expense associated with the Claremont, New Hampshire facility, which ceased operations in 2004. This decrease was primarily offset by increased compensation costs of $0.6 million related to additional staffing in our product development, sales and marketing teams.
Non-operating Expenses: Non-operating expenses in 2005 decreased $0.1 million, or 25%, to $0.3 million from $0.4 million in 2004. The decrease was primarily the result of lower interest expense, due to reduced borrowings. At the end of 2005 and 2004, the Company had no outstanding borrowing under its line of credit.
Net Income Before Taxes: Net income before taxes increased by $1.1 million, or 15.3%, to $8.3 million from $7.2 million in 2004. This increase mostly relates to our continued improvement in gross margins resulting in additional gross profits and a reduction of overall SG&A expenses.
Income Taxes: Income tax expense in 2005 increased to $3.1 million, compared to $0.3 million in 2004. The increase in our income tax expense was primarily the result of significantly lower than expected income tax expense in 2004 due to the utilization of federal net operating loss tax carry-forwards and a reduction in our deferred tax valuation allowance during 2004. In 2005 our income tax expense was recorded primarily at the current statutory rates. In future periods of earnings, we will continue to report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. The effective tax rate for 2005 was 36.9%.
Direct Charge To Equity: In 2005, the charge to equity increased by $0.6 million offset by an income tax benefit of $0.3 million resulting in an ending balance in Accumulated Other Comprehensive Loss of $1.3 million. The reduction in equity for accumulated other comprehensive loss is necessary when our pension plan’s accumulated benefit obligation is in excess of the respective plan assets and accrued pension liabilities. See Note 7 to the consolidated financial statements for more information.
Net Income: As a result of consolidated net sales, gross profit, and SG&A changes discussed above, we realized 2005 net income of $5.2 million, or $0.85 net income per diluted common share, compared to $7.0 million or $1.15 net income per diluted common share in 2004. The decrease in net income in 2005 was primarily due to income tax expense of $3.1 million reflected in 2005 as compared to $0.3 million in 2004.

RESULTS OF OPERATIONS — FISCAL 2004 COMPARED TO FISCAL 2003
Financial Summary — 2004 versus 2003
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	2004	2003	$ Change	% Change
($ in millions)
Net Sales	$105.5	$95.7	$9.8	10.2%
Gross Profit	35.6	29.5	6.1	20.7%
Gross Margin %	33.8%	30.8%
SG&A	28.0	25.8	2.2	8.5%
% of Net Sales	26.5%	27.0%
Non-Operating Expenses	(0.4)	(1.0)	0.6	n/a
Income Before Income Taxes	7.2	2.6	4.6	n/a
Income Tax Expense	0.3	—	0.3	n/a
Net Income (Loss)	$7.0	$(2.6)	$9.6	n/a
Consolidated Net Sales: Net sales in 2004 increased $9.8 million, or 10.2%, to $105.5 million from $95.7 million in 2003. The increase in net sales was primarily due to a 16.7% increase in the work market, which spanned multiple product categories including $11.7 million related to boots for public safety including $9.8 million of GSA delivery orders. Net sales in the outdoor market in 2004 increased 2.3% from 2003. We believe the overall increase was the result of a refocus on profitable sales growth and increasing brand equity. During 2004, we launched several successful new innovative products. In addition, during 2004, the Company fulfilled two GSA delivery orders to the United States government. GSA delivery orders are not part of an on-going business for the Company. Sales to the GSA accounted for approximately 11% and 2% of consolidated revenues in fiscal years 2004 and 2003, respectively. No other single customer provided revenue of 10% or more of consolidated revenues in any of the years presented.
Gross Profit: Gross profit in 2004 increased $6.2 million, or 20.9%, to $35.6 million from $29.5 million in 2003. As a percent of sales, gross profit improved to 33.8% in 2004, from 30.8% in 2003, an improvement of 300 basis points. The increase in gross profit as a percent of sales was a reflection of the increased sales of the Company’s new high-margin products and improved factory utilization due to increased production volume, related to the GSA delivery orders.
SG&A: SG&A expenses in 2004 increased $2.2 million, or 8.5%, to $28.0 million from $25.8 million in 2003. However, as a percent of sales, selling and administration remained consistent at 27%. The dollar increase is primarily due to charges for compensation, marketing, and selling expenses related to increased sales volumes and profitability.
Non-operating Expenses: Non-operating expenses in 2004 decreased $0.6 million, or 61.6%, to $0.4 million from $1.0 million in 2003. The decrease was primarily the result of lower interest expense from $1.1 million in 2003 to $0.5 million in 2004, due to reduced average borrowings and reduced interest rates. At the end of 2004, the Company had no outstanding borrowing under its line of credit.
Income Taxes: During 2003, all of the Company’s taxable income was offset by available net operating loss (NOL) carryforwards. At December 31, 2003, the Company had recorded a $3.6 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as the Company had not achieved a sustained level of profitability. During 2004, management concluded that the Company had attained a sufficient level of sustained annual profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Additionally, the valuation allowance was further reduced by approximately $0.4 million associated with the estimated income tax benefit relative to the minimum pension liability recorded in equity, which had no effect on net income. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management concluded that the deferred assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.
Direct Charge To Equity: In 2003, the charge to equity related to the minimum pension liability was reduced by $0.2 million to $1.2 million. In 2004, the charge to equity decreased $0.2 million for an additional minimum pension liability charge of $0.2 million offset by an income tax benefit of $0.4 million. The reduction in equity for accumulated other comprehensive loss is necessary when the accumulated benefit obligation is in excess of the sums of the respective plan assets and accrued pension liabilities. See Note 7 to the consolidated financial statements for more information.
Net Income: Net income for 2004 increased to $7.0 million or 6.6% of net sales in 2004 from $2.6 million or 2.7% of net sales in 2003. This increase in net income was based primarily on increased net sales, improved gross margins, and lower interest expense.
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
The Company has a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2007. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 is $30 million. There are no borrowing base limitations under the credit agreement. At the Company’s option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%.

Net cash used in operating activities was $0.6 million in 2005, compared to net cash provided by operating activities of $15.5 million for 2004. The 2005 amount consisted of net income of $5.2 million, adjusted for non-cash items including depreciation and amortization totaling $1.5 million, and changes in working capital components, primarily an increase in accounts receivable of $1.0 million, an increase in inventory of $7.9 million, and an increase in accounts payable of $2.1 million. Inventory was $24.9 million at the end of 2005, up from $17.0 million at the end of 2004. The year-over-year inventory increase was a result of bringing innovative new products to market, reducing customer service response times and taking a strong position with core products to capture growth.
The net cash provided by operating activities in 2004 consisted of net income of $7.0 million, adjusted for non-cash items including depreciation and amortization totaling $1.5 million, and changes in working capital components, primarily an increase in accounts receivable of $2.2 million, a decrease in inventory of $7.1 million, and an increase in accounts payable and accrued expenses of $2.0 million. The decrease in inventory was primarily the result of closeout sales and improved management processes, systems, and forecasting. The increase in accounts payable and accrued expenses was due mainly to an increase in compensation expenses.
Net cash provided by financing activities was $0.4 million in 2005 compared to net cash used in financing activities of $7.7 million in 2004. During 2004, we repaid $5.3 million of short-term borrowings and $2.2 million of long-term obligations. Net cash used in investing activities was $0.8 million in 2005 compared to $0.7 million in 2004. The majority of the cash used in both years was for capital expenditures.
At December 31, 2005 and 2004, the Company’s pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities has resulted in a cumulative direct charge to equity net of tax of $1.3 million and $1.0 million as of December 31, 2005 and 2004, respectively.
A summary of our contractual cash obligations at December 31, 2005 is as follows (in thousands):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Operating Leases (1) (2)	$11,800	$1,500	$1,300	$1,200	$1,000	$1,000	$5,800
See Item 2 — Properties

(1)	Effective July 1, 2004, the Company entered into an agreement to sublease the leased facility in Racine, WI. Under the sublease agreement, the Company received $0.2 million in 2005 and is scheduled to receive $0.1 million in 2006.

(2)	Approximately 11% of one of the Company’s leased warehouses in La Crosse, WI is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company received $0.1 million in 2005 and is scheduled to receive $0.1 million in 2006 and $0.1 million in 2007.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2005, no such losses existed.

We also have a commercial commitment as described below:

(In Thousands)
Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 12/31/05	Date of Expiration
Line of credit (1)	$30,000	$—	June 2007

(1)	On October 1, 2005, we announced an amendment to our existing credit agreement with Wells Fargo Bank, National Association. Under the amendment, the maximum aggregate principal amount of borrowings allowed from January 1 to May 31 was decreased from $30 million to $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 remained $30 million. With the amendment, this became a straight line of credit and borrowing base limitations were removed.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies and estimates are summarized in our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of December 31, 2005, however actual results may differ from these estimates under different assumptions and circumstances.
Revenue Recognition: We recognize revenue when products are shipped, the customer takes title and assumes risk of loss, collection of related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
Allowances for Doubtful Accounts, Discounts and Non-Defective Returns: We maintain an allowance for doubtful accounts for the uncertainty of the ability of our customers to make required payment. If the financial condition of the customer were to deteriorate, resulting in an impairment of the receivable balance, we would record an additional allowance. We also record allowances for cash discounts and non-defective returns. Periodically, management initiates additional sales programs that result in further discounts. We analyze and assess the adequacy of each cash discount program to determine appropriate allowance levels and adjust as necessary.
Allowance for Slow-Moving Inventory: On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $0.7 million at December 31, 2005 is adequate.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels. We believe our warranty liability of $0.8 million at December 31, 2005 is adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before December 31, 2005.
Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in our other long-term investments, primarily property and equipment of $3.0 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Forward-Looking Statements” caption above for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Recently Issued Accounting Pronouncements
In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for our first quarter beginning January 1, 2006. We will use the modified prospective transition method which requires that awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted will be based on the grant date attributes originally used to value those awards for proforma purposes under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No.107 to provide supplemental guidance in adopting SFAS No.123 (revised 2004). The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123 (revised 2004). The Company is evaluating the adoption criteria outlined in SFAS No. 123R. However, the pro forma effect on net income using the fair value method for the past three years is presented in Note 1 to the Consolidated Financial Statements. The pro forma information may not be indicative of the actual effect on net income when SFAS No. 123R is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. At our option, our line of credit interest rate is either the prime rate or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused the Company’s interest expense to change by approximately $0.1 million. The Company believes that these amounts are not material to the earnings of the Company.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2005, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2005 with a similar charge to equity. Furthermore, a minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.
Item 8. Financial Statements and Supplementary Data
The consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related consolidated balance sheets of the Company as of December 31, 2005 and 2004, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appears on pages F-1 through F-21 hereof.

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
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item with respect to executive officers, directors and Section 16 compliance is included under the captions “Election of Directors”, “Board of Directors-Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
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
The following table provides certain equity compensation information as of December 31, 2005:

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights(1)	warrants and rights	the first column) (2)
Equity compensation plans approved by security holders	650,798	$7.01	423,625

Equity compensation plans not approved by security holders	—	—	—

Total	650,798	$7.01	423,625

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”) and 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

(2)	Includes 390 shares of the Company’s Common Stock available for issuance under the 1997 Plan; 352,235 shares of the Company’s Common Stock available for issuance under the 2001 Plan; and 71,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
1.	The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:
2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	34
Schedule II Valuation and Qualifying Accounts	35
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

(3.2)
Amended and Restated By-Laws of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005]

(3.3)
Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006]

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

(10.5)*
LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended [Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005]

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended and restated

(10.7)*	Summary of 2006 Incentive Compensation Program [Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 13, 2005]

(10.8)*	Summary of 2006 Compensation of Executive Officers [Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 13, 2005]

(10.9)*	Schedule of Fees for Non-Employee Directors [Incorporated by Reference to

*	A management contract or compensatory plan or arrangement.

Exhibit
Number	Exhibit Description
LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005]

(10.10)
Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.12)
Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.13)
Lease Termination Agreement, by and among LaCrosse Footwear, Inc., Danner, Inc., and ProLogis, dated October 17, 2005 [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005]

(10.14)
Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005]

(10.15)
Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.16)
Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.17)
Credit Agreement, dated as of April 15, 2004, by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(10.18)	First Amendment, dated as of October 1, 2005, to Credit Agreement dated April 15, 2004 by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders.

(21)	List of subsidiaries of LaCrosse Footwear, Inc.

(23)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

Exhibit
Number	Exhibit Description
(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(99)	Proxy Statement for the 2006 Annual Meeting of Shareholders

[The Proxy Statement for the 2006 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2006.

LACROSSE FOOTWEAR, INC.

By	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2006

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 9, 2006

/s/Stephen F. Loughlin Stephen F. Loughlin	Director	March 9, 2006

/s/ Luke E. Sims Luke E. Sims	Director	March 9, 2006

/s/ Charles W. Smith Charles W. Smith	Director	March 9, 2006

/s/ John D. Whitcombe John D. Whitcombe	Director	March 9, 2006

/s/ William H. Williams William H. Williams	Director	March 9, 2006

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

McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
January 20, 2006

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Period	and Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2003
Accounts receivable allowances:
Allowance for discounts	$—	$297	$—	$250	$47
Allowance for doubtful accounts	415	412	—	476	351

Total	$415	$709	$—	$726	$398

Inventory allowance:
Allowance for slow-moving inventory	$1,545	$1,151	$—	$1,022	$1,674

Deferred income taxes:
Deferred tax asset valuation allowance	$4,230	$—	$—	$670	$3,560

Allowance for warranties	$999	$1,835	$—	$1,982	$852

Year ended December 31, 2004
Accounts receivable allowances:
Allowance for discounts	$47	$1,344	$—	$1,204	$187
Allowance for doubtful accounts	351	108	—	126	333

Total	$398	$1,452	$—	$1,330	$520

Inventory allowance:
Allowance for slow-moving inventory	$1,674	$1,068	$—	$1,044	$1,698

Deferred income taxes:
Deferred tax asset valuation allowance	$3,560	$—	$—	$2,472	$1,088

Allowance for warranties	$852	$1,840	$—	$1,846	$846

SCHEDULE II — continued
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Period	and Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2005
Accounts receivable allowances:
Allowance for discounts	$187	$1,403	$—	$1,246	$344
Allowance for nondefective product	—	78	$—	—	78
Allowance for doubtful accounts	333	129	—	109	353

Total	$520	$1,610	$—	$1,355	$775

Inventory allowance:
Allowance for slow-moving inventory	$1,698	$302	$—	$1,282	$718

Deferred income taxes:
Deferred tax asset valuation allowance	$1,088	$3	$—	$—	$1,091

Allowance for warranties	$846	$1,494	$—	$1,578	$762

The accounts receivable, inventory, property and equipment and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005]

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006]

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan [Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan [Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996]

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended [Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005]

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended and restated

(10.7)*	Summary of 2006 Incentive Compensation Program [Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 13, 2005]

(10.8)*	Summary of 2006 Compensation of Executive Officers [Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 13, 2005]

(10.9)*	Schedule of Fees for Non-Employee Directors [Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005]

(10.10)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.22) to

*	A management contract or compensatory plan or arrangement.

Exhibit
Number	Exhibit Description
LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.12)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. [Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.13)	Lease Termination Agreement, by and among LaCrosse Footwear, Inc., Danner, Inc., and ProLogis, dated October 17, 2005 [Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005]

(10.14)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 [Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005]

(10.15)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.16)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. [Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534)]

(10.17)	Credit Agreement, dated as of April 15, 2004, by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders. [Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(10.18)	First Amendment, dated as of October 1, 2005, to Credit Agreement dated April 15, 2004 by and among LaCrosse Footwear, Inc. as borrowers, and Wells Fargo Bank, National Association, as lenders.

(21)	List of subsidiaries of LaCrosse Footwear, Inc.

(23)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(99)	Proxy Statement for the 2006 Annual Meeting of Shareholders [The Proxy Statement for the 2006 Annual Meeting of Shareholders will be

Exhibit
Number	Exhibit Description
filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

 F — INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon
We have audited the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
January 20, 2006

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In Thousands, except share and per share data)

ASSETS (Note 4)	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$6,113	$7,149
Trade accounts receivable, less allowances of $0.8 million in 2005 and $0.5 million in 2004	16,684	15,613
Inventories (Note 2)	24,865	16,962
Prepaid expenses and other	955	622
Deferred tax assets (Note 3)	1,351	2,170

Total current assets	49,968	42,516

PROPERTY AND EQUIPMENT
Land, land improvements and building	1,713	2,439
Machinery and equipment	12,762	12,352

	14,475	14,791
Less accumulated depreciation	11,428	11,234

Net property and equipment	3,047	3,557

OTHER ASSETS
Goodwill	10,753	10,753
Other assets (Note 7)	815	962

Total other assets	11,568	11,715

TOTAL ASSETS	$64,583	$57,788

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004

CURRENT LIABILITIES
Accounts payable	$5,402	$3,348
Accrued compensation	1,507	2,360
Other accruals	2,014	1,819

Total current liabilities	8,923	7,527

COMPENSATION AND BENEFITS (Note 7)	4,015	3,708

DEFERRED TAX LIABILITIES (Note 3)	1,168	1,402

Total liabilities	14,106	12,637

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS’ EQUITY (Note 6)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	25,987	26,255
Accumulated other comprehensive loss (Notes 7 and 9)	(1,306)	(1,015)
Retained earnings	29,608	24,374
Less cost of 728,370 and 811,251 shares of treasury stock	(3,879)	(4,530)

Total shareholders’ equity	50,477	45,151

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,583	$57,788

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, except share and per share data)

	2005	2004	2003

Net sales (Notes 10 and 11)	$99,378	$105,470	$95,687
Cost of goods sold	63,032	69,822	66,201

Gross profit	36,346	35,648	29,486
Selling and administrative expenses (Note 8)	27,737	28,008	25,820

Operating income	8,609	7,640	3,666

Non-operating income (expense):
Interest expense	(317)	(543)	(1,136)
Other income	6	145	100

Total non-operating expense	(311)	(398)	(1,036)

Income before income tax expense	8,298	7,242	2,630

Income tax expense (Note 3)	3,064	269	—

Net income	$5,234	$6,973	$2,630

Net income per common share:
Basic	$0.88	$1.18	$0.45
Diluted	$0.85	$1.15	$0.44

Weighted average number of common shares outstanding :
Basic	5,954,119	5,890,721	5,874,477
Diluted	6,165,547	6,070,167	5,939,175
See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-In	Income (Loss)	Retained	Treasury	Shareholders’
	Stock	Capital	(Note 9)	Earnings	Stock	Equity

Balance, December 31, 2002	$67	$26,434	$(1,370)	$14,771	$(4,813)	$35,089
Net income	—	—	—	2,630	—	2,630
Minimum pension liability	—	—	155	—	—	155
Exercise of stock options	—	(4)	—	—	6	2

Balance, December 31, 2003	67	26,430	(1,215)	17,401	(4,807)	37,876
Net income	—	—	—	6,973	—	6,973
Minimum pension liability	—	—	(250)	—	—	(250)
Income tax benefit on minimum pension liability (Note 3)	—	—	450	—	—	450
Exercise of stock options	—	(175)	—	—	277	102

Balance, December 31, 2004	67	26,255	(1,015)	24,374	(4,530)	45,151
Net income	—	—	—	5,234	—	5,234
Minimum pension liability	—	—	(601)	—	—	(601)
Income tax benefit on minimum pension liability (Note 3)	—	—	310	—	—	310
Exercise of stock options	—	(268)	—	—	651	383

Balance, December 31, 2005	$67	$25,987	$(1,306)	$29,608	$(3,879)	$50,477

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003

Cash Flows from Operating Activities
Net income	$5,234	$6,973	$2,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,353	1,255	1,417
Amortization	147	216	304
(Gain) loss on disposal / impairment of property and equipment	(30)	540	55
Deferred income taxes	895	(318)	—
Other	—	—	95
Changes in current assets and liabilities:
Trade accounts receivable	(1,071)	(2,201)	1,890
Inventories	(7,903)	7,080	(582)
Refundable income taxes	—	—	2,888
Accounts payable	2,054	621	(1,940)
Accrued expenses and other	(1,285)	1,344	(348)

Net cash provided by (used in) operating activities	(606)	15,510	6,409

Cash Flows from Investing Activities
Purchases of property and equipment	(1,423)	(934)	(1,165)
Proceeds from sales of property and equipment	610	226	28

Net cash used in investing activities	(813)	(708)	(1,137)

Cash Flows from Financing Activities
Principal payments on long-term obligations	—	(2,219)	(2,213)
Net payments on short-term borrowings	—	(5,319)	(3,059)
Payment of deferred financing costs	—	(217)	—
Proceeds from exercise of stock options	383	102	—

Net cash provided by (used in) financing activities	383	(7,653)	(5,272)

Increase (decrease) in cash and cash equivalents	(1,036)	7,149	—

Cash and cash equivalents:
Beginning	7,149	—	—

Ending	$6,113	$7,149	$—

SUPPLEMENTAL INFORMATION
Cash payments (refunds) of:
Interest	$323	$602	$1,402
Income taxes	$1,984	$318	$(2,888)

Non-cash deferred income tax benefit from minimum pension liability (Notes 3 and 9)	$(310)	$(450)	$—
See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
LaCrosse Footwear, Inc. designs, manufactures and markets premium quality footwear and apparel for work and outdoor consumers through a network of specialty retailers and distributors throughout the United States, Europe and Asia.
Summary of significant accounting policies:
Principles of consolidation — The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. (collectively the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates in the preparation of financial statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Significant items subject to estimate and assumptions include valuation allowances for inventories and deferred tax assets, pension assumptions and estimated future cash flows used in the annual impairment test of goodwill. Actual results could differ from those estimates.
Cash and cash equivalents — The Company considers all highly liquid debt instruments (including short-term investment grade securities and money market instruments) purchased with maturities of three months or less to be cash equivalents. The carrying amounts of those assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for those types of investments. The Company maintains its cash in money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Revenue recognition — Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
Fair value of financial instruments — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its consolidated balance sheets as of December 31, 2005 and 2004. The Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, and accounts payable, are estimated to approximate their fair value due to their short maturities. The Company had no debt outstanding at either December 31, 2005 or 2004.
Trade accounts receivable and allowance for doubtful accounts — Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payment. If the financial condition of the customer were to deteriorate, resulting in an impairment of the receivable balance, the Company would record an additional allowance. The Company also records allowances for

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 1. Nature of Business and Significant Accounting Policies, Continued
cash discounts and non-defective returns. Periodically, the Company may initiate additional sales programs that could result in further discounts.
The Company analyzes the adequacy of each cash discount program to determine appropriate allowance levels and adjusts such allowances as necessary.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment — Property and equipment are carried at cost and are being depreciated using straight-line and accelerated methods over their estimated useful lives. Depreciable lives range from ten to twenty-five years for building and improvements and from three to seven years for machinery and equipment.
Goodwill and other intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner Inc. acquired. Goodwill and identified intangible assets — deemed to have indefinite lives are not amortized, however, are subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of Danner is established based upon a projection of profitability. Using these procedures, the Company determined that the fair value of Danner exceeds its carrying value for both the year-end December 31, 2005 and 2004, and therefore goodwill is not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each year.
Recoverability and impairment of intangible assets and other long-lived assets — Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company has determined that its long-lived assets at December 31, 2005 were not impaired, however the Company did recognize an impairment loss in 2004 (See Note 8).
Product warranties — The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the consumer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate warranty accrual levels.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2005 and 2004 are summarized as follows:

	December 31,
	2005	2004
Balance, beginning	$846	$852
Accruals for products sold	1,494	1,840
Costs incurred	(1,578)	(1,846)

Balance, ending	$762	$846

Employee stock-based compensation — The Company has stock-based employee compensation plans (See Note 6). The Company accounts for stock options issued under its plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has granted stock options to officers and key employees under its 1993, 1997 and 2001 employee stock option plans pursuant to which options up to an aggregate of 1,150,000 shares of common stock may be granted. The Company has also granted stock options to its directors under the 2001 directors’ stock option plan pursuant to which options up to an aggregate of 150,000 shares of common stock may be granted. The option price per share for both plans will not be less than 100% of the fair market value at the date of grant. Said options expire 10 years after grant or such shorter period as the compensation committee of the Board of Directors so determines. Substantially all of the options vest in equal increments over a five-year period. Beginning in 2006, the Board of Directors approved a revision to the employee stock letter agreements, which specifies grants beginning in 2006 vest over four-year period with a term of 7 years after the grant date or such shorter period as the compensation committee so determines.
The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, to stock-based employee compensation.

	December 31,
	2005	2004	2003
Net income, as reported	$5,234	$6,973	$2,630
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(310)	(386)	(152)

Pro forma net income	$4,924	$6,587	$2,478

Net income per common share:
Basic — as reported	$0.88	$1.18	$0.45
Diluted — as reported	$0.85	$1.15	$0.44
Basic — pro forma	$0.83	$1.12	$0.42
Diluted — pro forma	$0.80	$1.09	$0.42

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 1. Nature of Business and Significant Accounting Policies, Continued
The weighted-average fair values at date of grant for options granted during 2005, 2004 and 2003 were $4.07, $3.58 and $1.28 per share, respectively. The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	40%	55%	25%
Risk-free interest rate	4.1%	3.6%	6.5%
Expected life of options	4 years	4 years	6 years
The pro forma effects on net income and net income per common share are not likely to be representative of the effects on reported net income for future years, because the options vest over several years and additional awards generally are made each year.
SFAS No. 123R is effective for the Company as of January 1, 2006. The Company is evaluating the adoption criteria outlined in SFAS No. 123R. However, the pro forma effect on net income using the fair value method for the past three years is presented in the table above. The pro forma information may not be indicative of the actual effect on net income when SFAS No. 123R is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.
Income taxes — The provision for income taxes is based on earnings reported in the consolidated financial statements. Deferred tax assets and liabilities are determined by applying enacted tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Research and development costs — Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.
Advertising and promotion — The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 were approximately $2.3, $2.2 and $2.0 million, respectively.
Net income per common share — Pursuant to SFAS No. 128, Earnings per Share, the Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share exclude all dilution and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 1. Nature of Business and Significant Accounting Policies, Continued
converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2005	2004	2003
Basic weighted average shares outstanding	5,954,119	5,890,721	5,874,477

Dilutive securities:
Stock options	211,428	179,446	64,698

Diluted weighted average shares outstanding	6,165,547	6,070,167	5,939,175

Note 2. Inventories
A summary of inventories is as follows:

	December 31,
	2005	2004
Raw materials	$1,218	$1,426
Work in process	145	188
Finished goods	24,220	17,046

Subtotal	25,583	18,660
Less: provision for obsolete and slow-moving inventory	(718)	(1,698)

Total	$24,865	$16,962

Note 3. Income Tax Matters
As of December 31, 2005 and 2004, the Company recorded a valuation allowance of $1.1 million related entirely to certain state net operating loss (NOL) carryforwards for which the realization is dependent on having taxable income in certain states well into the future. In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL carryforwards.
The total state NOL carryforwards as of December 31, 2005 are approximately $23.9 million, which will expire as follows: $2.0 million in 2014, $2.7 million in 2015, $5.3 million in 2016, $9.7 million in 2017, $2.4 million in 2018, $1.6 million in 2019, and $0.2 million in 2020.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 3. Income Tax Matters, Continued
Net deferred tax assets and liabilities consist of the following components:

	2005	2004
Deferred tax assets:
Receivable allowances	$301	$202
Inventory differences	669	942
Compensation and benefits	1,605	1,500
Warranty reserves and other	597	648
Net operating loss carryforwards	1,253	1,309
Valuation allowance	(1,091)	(1,088)

Total deferred tax assets	3,334	3,513

Deferred tax liabilities
Intangibles	3,000	2,623
Property & equipment	23	118
Other	128	4

Total deferred tax liabilities	3,151	2,745

Net deferred tax assets	$183	$768

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as follows:

	December 31,
	2005	2004
Current assets	$1,351	$2,170
Noncurrent liabilities	(1,168)	(1,402)

Net deferred tax assets	$183	$768

The provision for income taxes consists of the following:

	December 31,
	2005	2004	2003

Current
Federal	$2,141	$587	$—
State	28	—	—
Deferred	895	(318)	—

Provision for income taxes	$3,064	$269	$—

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 3. Income Tax Matters, Continued
The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of operations are as follows:

	December 31,
	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State rate, net of federal tax effect	2.3%	4.2%	4.2%
Benefit of net operating loss carryforwards	0.0%	(18.0%)	(5.5%)
Valuation allowance	0.0%	(15.9%)	(33.7%)
Other, net	(0.4%)	(1.6%)	0.0%

Effective tax rate	36.9%	3.7%	0.0%

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
Note 4. Line of Credit Agreement
The Company has a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2007. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. The maximum aggregate principal amount of borrowings from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings from June 1 to December 31 is $30 million. At the Company’s option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%.
At December 31, 2005 and 2004, the Company had no outstanding balance due under the line of credit.
Note 5. Lease Commitments and Contingencies
Lease Commitments — The Company leases real estate for office space, retail stores, and manufacturing and distribution space under non-cancelable lease agreements expiring on various dates through 2016, which are recorded as operating leases. The total rental expense included in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 is approximately $1.4, $1.6, and $1.9 million, respectively. The following is a schedule of future minimum lease payments required under non- cancelable operating leases for the years ended as follows: $1.5 million in 2006, $1.3 million in 2007, $1.2 million in 2008, $1.0 million in 2009, $1.0 million 2010, and $5.8 million thereafter.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 5. Lease Commitments and Contingencies, Continued
Contingencies — In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note 6. Stock Options
The Company has granted stock options to officers, directors and key employees under the 1993, 1997, 2001 employee stock option plans and the 2001 directors’ stock option plan pursuant to which options for up to 1,300,000 shares of common stock may be granted. The option price per share shall not be less than 100% of the fair market value at the date of grant and the options expire ten years after grant or such shorter period as the Board so determines. Substantially all of the options vest in equal increments over a five-year period. Beginning in 2006 the Board of Directors approved a revision to the employee stock option letter agreements, which specifies grants after 2006 to vest over four-year period with a term of 7 years after the grant date or such shorter period as the compensation committee so determines.
The following table summarizes all stock options granted under the plans:

	Common Shares	Weighted Average
	Under Options	Exercise Price
December 31, 2002	348,129	$5.69
Granted	194,350	2.63
Canceled	(84,661)	7.09
Exercised	(724)	3.13

December 31, 2003	457,094	4.14
Granted	249,350	7.78
Canceled	(84,050)	7.61
Exercised	(31,203)	3.29

December 31, 2004	591,191	5.23
Granted	207,050	11.03
Canceled	(64,562)	6.87
Exercised	(82,881)	4.48

December 31, 2005	650,798	$7.01

At December 31, 2005, approximately 425,000 shares of common stock were available for future grants under the option plans. The weighted average remaining contractual life for all options outstanding under the option plans at December 31, 2005 was 7.4 years.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 6. Stock Options, Continued
Detailed information on the options outstanding under the option plans on December 31, 2005 by price range is set forth as follows:

	Outstanding Options			Exercisable Options
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
Range of	Outstanding	Average	Average	Outstanding	Average	Average
Exercise Price	Options	Exercise Price	Remaining Life	Options	Exercise Price	Remaining Life

< $5.00	247,988	$3.04	6.1	133,955	$3.20	6.1
$5.00 — $10.00	205,160	$7.86	7.6	50,700	$8.07	7.6
> $10.00	197,650	$11.10	8.9	10,500	$11.82	8.9

	650,798	$7.01	7.4	195,155	$4.93	6.6

Note 7. Compensation and Benefit Agreements
The Company has a defined benefit pension plan covering eligible past employees and approximately 12% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age (65). The monthly benefit payable at normal retirement date under the plan is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plan, multiplied by years of benefit service (maximum of 38 years). The Company’s funding policy is to make not less than the minimum contribution required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company froze the plan during 2003 and participants do not accrue any additional years of service regardless of any increases in their compensation or completion of additional years of credited service.
The Company sponsors an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. The Company funds this postretirement benefit obligation as the benefits are paid.
Information relative to the Company’s defined pension and other postretirement benefit plans is presented below.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 7. Compensation and Benefit Agreements, Continued

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2005	2004	2005	2004
Changes in benefit obligations:
Obligations at beginning of year	$15,889	$15,936	$281	$278
Interest cost	972	999	16	18
Benefits paid	(1,039)	(1,478)	(15)	(15)
Actuarial losses	180	432	—	—

Obligations at end of year	$16,002	$15,889	$282	$281

Changes in plan assets:
Fair value of assets at beginning of year	$12,575	$12,883	$—	$—
Actual return on assets	552	1,170	—	—
Company contributions	182	—	15	15
Benefits paid	(1,039)	(1,478)	(15)	(15)

Fair value of assets at end of year	$12,270	$12,575	$—	$—

Funded status at end of year:
Plan assets less than obligations, included in accrued liabilities	$(3,732)	$(3,314)	$(268)	$(267)
Unrecognized (gain) loss	2,066	1,465	(14)	(14)
Unrecognized prior service cost	138	153	—	—

Accrued benefit cost	$(1,528)	$(1,696)	$(282)	$(281)

At December 31, 2005 and 2004, the Company’s pension plan had accumulated benefit obligations in excess of the sum of the respective plan assets and accrued pension liabilities, such that additional minimum liabilities, intangible assets, a deferred tax asset, and equity reduction components as follows are reflected in these consolidated financial statements:

	2005	2004
Accumulated benefit obligations	$16,002	$15,889
Plan assets	(12,270)	(12,575)
Accrued benefit cost	(1,528)	(1,696)

Additional minimum liability	2,204	1,618
Amount recorded as intangible asset	(138)	(153)
Amount recorded as a deferred tax asset (Note 3)	(760)	(450)

Cumulative equity reduction component	$1,306	$1,015

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 7. Compensation and Benefit Agreements, Continued

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003

Cost recognized during the year:
Service cost	$—	$—	$28	$—	$—	$2
Interest cost	972	999	1,029	16	18	25
Expected return on plan assets	(976)	(989)	(936)	—	—	—
Amortization of prior gains	3	—	—	—	—	101
Amortization of prior service cost	15	15	16	—	—	(352)
Curtailment	—	—	—	—	—	(349)

Net period cost (benefit)	$14	$25	$137	$16	$18	$(573)

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003

Assumptions used in computations:
Discount rate	6.25%	6.25%	6.5%	6.25%	6.25%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.
The discount rate used is based on a hypothetical portfolio of high quality bonds with cash flows matching expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 6% in 2005, compared to 11% in 2004. The historical annualized ten-year rate of return on pension plan assets is approximately 7%.
The Company’s pension plan asset allocation at December 31, 2005 and 2004 and target allocation for 2006 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2006	2005	2004
Equity securities	50% — 60%	58%	55%
Debt securities	40% — 50%	42%	45%

Total		100%	100%

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
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
The following benefit payments are expected to be paid from the plans:

Year(s)	Pension Benefits	Other Benefits
2006	$1,030	$16
2007	1,015	17
2008	1,010	18
2009	1,005	18
2010	990	19
2011-2015	5,070	106
Note 8. Facility Shutdown Charges
During 2002, the Company announced a strategic decision to relocate the Racine, Wisconsin administrative and distribution functions. At that time, it was decided to close the manufacturing facility at that location.
During 2004, the Company announced the sale of certain assets of its PVC boot line. In connection with this sale, the Company ceased manufacturing at its Claremont, New Hampshire manufacturing facility. In December 2005, the Company sold the facility for approximately its net carrying value.
A summary of the activity in the related reserves for the current year is as follows:

	December 31,	New	Payments or	December 31,
	2004	Charges	Reserves Used	2005

Racine facility shutdown	$268	$—	$(183)	$85
Claremont facility shutdown	386	—	(386)	—

Total	$654	$—	$(569)	$85

Note 9. Comprehensive Income
Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company calculated comprehensive income, which represents the results of certain non-shareholders’ equity changes not reflected in the consolidated statements of operations. Comprehensive income is composed of two categories: net income and accumulated other comprehensive income (loss). Included in the accumulated other comprehensive income (loss) is a minimum pension liability adjustment, which has been recorded net of tax effect.
Note 9. Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	December 31,
	2005	2004	2003

Net income, as reported	$5,234	$6,973	$2,630
Minimum pension liability, net of tax effect	(291)	200	155

Comprehensive income	$4,943	$7,173	$2,785

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 10. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash — At December 31, 2005 and 2004, the Company had approximately $6.1 million and $7.1 million, respectively, in cash and certificate of deposit balances at financial institutions, which were in excess of the federally insured limits.
Concentration of Credit Risk — Accounts Receivable — Credit risk with respect to accounts receivable is generally diversified due to the large number of customers comprising the sales base. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates creditworthiness and a collection procedure to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.
Major Customer — In 2004 sales related to the General Services Administration (GSA) delivery orders for uniform boots, which was not part of an on-going contract, accounted for approximately 11% of consolidated revenues. In all reportable years, no sales to a single customer have resulted in greater than 10% of consolidated net sales except for the GSA delivery orders noted above.
Note 11. Enterprise-wide Disclosures
The Company has identified three operating segments, LaCrosse Retail, LaCrosse Safety and Industrial, and Danner, which were determined based upon how the Company operates. For reporting purposes, these operating segments have been aggregated into a single reportable segment due to their similar economic characteristics. Information about the Company’s groups of products within its one reportable segment is presented below.

	Years Ended December 31,
	2005	2004	2003

Footwear	$95,054	$100,969	$88,137
Protective Clothing	4,324	4,501	7,550

	$99,378	$105,470	$95,687

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer.
Note 11. Enterprise-wide Disclosures, Continued

	Years Ended December 31,
	2005	2004	2003

United States	$94,310	$101,644	$92,639
Foreign Countries	5,068	3,826	3,048

	$99,378	$105,470	$95,687

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)
Note 12. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. The Company’s first reporting quarter will begin January 1, 2006. The Company anticipates using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for proforma purposes under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No.107 to provide supplemental guidance in adopting SFAS No.123 (revised 2004). The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123 (revised 2004). The Company is evaluating this guidance in conjunction with the adoption of SFAS No. 123 (revised 2004).
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
Note 13. Quarterly Selected Financial Data (Unaudited)
The following tabulation presents the Company’s unaudited quarterly results of operations for 2005 and 2004:

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share data)

	2005
	Q1	Q2	Q3	Q4

Net sales	$18,866	$19,752	$31,021	$29,739
Gross profit	7,004	7,066	11,381	10,895
Operating income	551	690	4,016	3,352
Income tax expense	186	222	1,416	1,239
Net income	318	408	2,463	2,045
Basic income per common share	0.05	0.07	0.41	0.34
Diluted income per common share	0.05	0.07	0.40	0.33

	2004
	Q1	Q2	Q3	Q4

Net sales	$23,726	$18,600	$34,484	$28,660
Gross profit	7,233	5,970	12,109	10,336
Operating income (loss)	1,236	(87)	3,890	2,601
Income tax expense (benefit)	—	—	(60)	331
Net income (loss)	1,095	(237)	3,892	2,223
Basic income (loss) per common share	0.19	(0.04)	0.66	0.38
Diluted income (loss) per common share	0.18	(0.04)	0.64	0.37