Form 10-Q
period 2006-04-01
LACROSSE FOOTWEAR INC
filed 2006-05-15
CIK 919443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of May 10, 2006: 6,009,591 shares

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Form 10-Q Index

2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,	March 26,
(in thousands, except share and per share data)	2006	2005	2005
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$11,179	$6,113	$6,265
Trade accounts receivable, net	13,721	16,684	12,848
Inventories (5)	20,668	24,865	19,239
Prepaid expenses and other	871	955	332
Deferred tax assets (6)	1,404	1,351	1,638

Total current assets	47,843	49,968	40,322

Property and equipment, net	3,029	3,047	3,214
Goodwill	10,753	10,753	10,753
Other assets	783	815	1,488

Total assets	$62,408	$64,583	$55,777

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$3,335	$5,402	$3,132
Accrued expenses	2,719	3,521	2,390

Total current liabilities	6,054	8,923	5,522

Compensation and benefits (8)	4,022	4,015	3,598
Deferred tax liabilities (6)	1,168	1,168	1,049

Total liabilities	11,244	14,106	10,169

Shareholders’ Equity
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,088	25,987	26,108
Accumulated other comprehensive loss	(1,306)	(1,306)	(1,015)
Retained earnings	30,000	29,608	24,692
Less cost of 708,436, 728,370 and 779,927 shares of treasury stock	(3,685)	(3,879)	(4,244)

Total shareholders’ equity	51,164	50,477	45,608

Total liabilities and shareholders’ equity	$62,408	$64,583	$55,777

See notes to the interim unaudited condensed consolidated financial statements.

3

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	April 1,	March 26,
(in thousands, except per share data)	2006	2005
Net sales	$21,401	$18,866

Cost of goods sold	13,017	11,862

Gross profit	8,384	7,004

Selling, and administrative expenses	7,821	6,453

Operating income	563	551

Non-operating income (expense):

Interest income (expense)	50	(28)

Miscellaneous	—	(26)

Total non-operating (expense):	50	(54)

Income before income taxes	613	497

Provision for income taxes (6)	221	179

Net income	$392	$318

Net income per common share:

Basic	$0.07	$0.05

Diluted	$0.06	$0.05

Weighted average number of common shares outstanding:

Basic	5,998	5,923

Diluted	6,182	6,154
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	April 1,	March 26,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$392	$318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	408	308
Stock-based compensation	165	—
Deferred income taxes	(53)	179
Changes in assets and liabilities:
Trade accounts receivable	2,963	2,765
Inventories	4,197	(2,277)
Accounts payable	(2,067)	(216)
Accrued expenses and other	(707)	(1,609)

Net cash provided by (used in) operating activities	5,298	(532)

Cash flows from investing activities:
Purchase of property and equipment	(362)	(491)

Cash flows from financing activities:
Proceeds from exercise of stock options	130	139

Net increase (decrease) in cash and cash equivalents	5,066	(884)

Cash and cash equivalents:
Beginning of period	6,113	7,149

Ending of period	$11,179	$6,265

Supplemental information:
Cash payments for:
Interest	$—	$1
Income taxes	$199	$300
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Quarters Ended April 1, 2006 and March 26, 2005
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates — LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are of a normal and recurring nature.
These unaudited condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of our 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. This is the case with the year ending December 31, 2006.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Actual results could differ materially from these estimates and assumptions.
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
Fair value of financial instruments — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its consolidated balance sheets as of April 1, 2006 and March 26, 2005. The Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, and accounts payable, are estimated to approximate their fair value due to their short maturities. The Company had no debt outstanding at either April 1, 2006, March 26, 2005 or December 31, 2005.

Trade accounts receivable and allowance for doubtful accounts — Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payment. If the financial condition of the customer were to deteriorate, resulting in an impairment of the receivable balance, the Company would record an additional allowance. The Company also records allowances for cash discounts and non-defective returns. Periodically, the Company may initiate additional sales programs that could result in further discounts.
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
Goodwill and other intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner, Inc. acquired. Goodwill and identified intangible assets — deemed to have indefinite lives are not amortized, however, are subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of Danner is established based upon a projection of profitability. Using these procedures, the Company determined that the fair value of Danner exceeds its carrying value for both the quarter-end April 1, 2006 and March 26, 2005, and therefore goodwill is not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each period.
Recoverability and impairment of intangible assets and other long-lived assets — Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company has determined that its long-lived assets at April 1, 2006 and March 26, 2005 were not impaired.
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
Changes in our warranty liability during the quarters ended April 1, 2006 and March 26, 2005 are as follows:

	Quarter Ended
(in thousands)	April 1, 2006	March 26, 2005
Balance, beginning	$762	$846
Accruals for products sold	518	473
Costs incurred	(520)	(464)

Balance, ending	$760	$855

NOTE 3. NET INCOME PER COMMON SHARE
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
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended
(in thousands)	April 1, 2006	March 26, 2005
Basic weighted average shares outstanding	5,998	5,923

Diluted securities:
Stock options	184	231

Diluted weighted average shares outstanding	6,182	6,154

NOTE 4. STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS No. 123R, the Company used the modified prospective transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006.
Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the first quarter of fiscal 2006 was approximately $0.2 million before income taxes.

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s condensed consolidated statement of operations for the first quarter of 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, “Accounting for Stock-Based Compensation”, pro-forma net income and earnings per share would have been as follows:

Quarter ended
(in thousands, except for share data)	March 26, 2005
Net income as reported	$318
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(116)

Pro forma net income	$202

Net income per common share:
Basic — as reported	$0.05
Diluted — as reported	$0.05
Basic — pro forma	$0.03
Diluted — pro forma	$0.03
SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
To calculate the option-based compensation under SFAS No. 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
The following table represents stock option activity for the quarter ended April 1, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	650,798	$7.01
Granted	178,200	10.71
Exercised	(19,934)	4.12
Canceled	(19,500)	9.63

Outstanding options at end of period	789,564	$7.85	7.24 Yrs.

Outstanding exercisable at end of period	291,847	$5.69	6.35 Yrs.

Shares available for future stock grants to employees and directors under existing plans were 262,125 at April 1, 2006. At April 1, 2006, the aggregate intrinsic value of options outstanding was $3,370,000, and the aggregate intrinsic value of options exercisable was $1,878,000. Total intrinsic value of options exercised was $132,000 for the first quarter ended April 1, 2006.
The following table summarizes our non-vested stock option activity for the quarter ended April 1, 2006:

Number of
Shares
Nonvested stock options at beginning of period	455,643
Vested	(116,626)
Canceled	(19,500)
Granted	178,200

Nonvested stock options at end of period	497,717

At April 1, 2006, there was approximately $970,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of four years.
NOTE 5. INVENTORIES
A summary of inventories is as follows:

	April 1,	December 31,	March 26,
(in thousands)	2006	2005	2005
Raw materials	$1,413	$1,218	$2,038
Work in process	153	145	211
Finished goods	19,816	24,220	18,160

Subtotal	21,382	25,583	20,409
Less: provision for slow-moving inventory	(714)	(718)	(1,170)

Total	$20,668	$24,865	$19,239

NOTE 6. INCOME TAXES
We record valuation allowances against the Company’s deferred tax assets, when deemed necessary, in accordance with the SFAS No. 109, “Accounting for Income Taxes”. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has concluded that the deferred tax assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state NOL carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies, as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.
On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses we will refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change in the effective tax rate may occur that would impact the income tax provision. The effective tax rate was 36% and 36.9% for the quarters ended April 1, 2006 and March 26, 2005, respectively.
NOTE 7. SOURCING REALIGNMENT AND FACILITY SHUTDOWN CHARGE
During 2002, the Company announced a strategic decision to relocate its Racine, Wisconsin administrative and distribution functions. At that time, it was decided to close the manufacturing facility at that location.
A summary of the activity in the related reserve for the first quarter of 2006 is as follows:

	Balance		Payments or	Balance
	December 31,	New	Reserves	April 1,
( in thousands)	2005	Charges	Used	2006
Racine Facility Shut-down	$85	$—	$53	$32

NOTE 8. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 12% of our current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.
Information relative to our defined benefit pension and other postretirement plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter ended
	April 1,	March 26,	April 1,	March 26,
(in thousands)	2006	2005	2006	2005
Cost recognized during the quarter:
Interest cost	$242	$243	$4	$4
Expected return on plan assets	(235)	(244)	—	—
Amortization of prior loss	13	1	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$24	$4	$4	$4

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with United States Generally Accepted Accounting Principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, and our future expense and equity. See also Part I, Item 3 in this Form 10-Q for further sensitivity analysis regarding our estimated pension obligation.
NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2005, the FASB issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 with no material impact to the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	Concentration of credit risk as our retail channel customers continue to consolidate and fund expansion of store growth.

•	Difficulties with accurate forecasting and controlling inventory levels, particularly for foreign sourced products with longer manufacturing lead times.

•	Potential problems or delays associated with the manufacture, transportation and delivery of foreign-sourced products.

•	Weather and its impact on the demand for outdoor footwear.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

•	Consumer confidence and related demand for footwear, including work and outdoor footwear.

•	Reliance on foreign-sourced products and concentrations of currency, labor, and political risks, primarily in China.

•	Restrictions imposed under United States and/or foreign trading rules, regulations and policies, including export/import regulations, duties, and regulations affecting manufacturers and/or importers.

•	Commodity price increases, including rubber and petroleum, which affect transportation costs, footwear component costs, and ultimately product costs.
You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A – Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this we develop and manufacture premium-quality, performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at both the retail consumer channel and the safety and industrial channel of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.
Weather, especially in the fall and winter, has been, and will continue to be a significant contributing factor to our results. Sales are typically higher in the second half of the year due to our cold and wet weather product offerings. We augment these offerings by infusing innovative technology into product categories, principally work products, that will create additional demand in all four quarters of the year.
Gross margins are an essential factor in funding marketing, sales and product development costs. Gross margins improved by 210 basis points during the first quarter of 2006 compared to the same quarter last year. Margin improvements were the result of an increase in sales of higher margin products introduced in recent years coupled with a lower rate of sales discounts and allowances when compared to the same quarter last year.
Inventories decreased by approximately $4.2 million or 17% from the end of 2005 as a result of strong demand for products and the successful execution of the Company’s inventory management plan. Compared to the same quarter of 2005, inventories are up $1.4 million, or 7%. Accounts receivable increased by $0.9 million, or 7% in the first quarter of 2006 when compared to the first quarter last year. These increases were primarily due to a 13% growth in sales during the same time period.
At the end of the first quarter of 2006, the Company had cash and cash equivalents of $11.2 million, up from $6.3 million at the end of the first quarter last year. Day’s sales outstanding, or DSO, decreased slightly, from 59 days in the first quarter of 2005 to 58 days in the first quarter of 2006. DSO is measured by dividing total ending receivables for the quarter by net sales for the quarter and multiplying the quotient by 90.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarter Ended	Quarter Ended
($ in thousands)	April 1, 2006	March 26, 2005	$ Change	% Change
Net Sales	$21,401	$18,866	2,535	13.4
Gross Profit	8,384	7,004	1,380	19.7
Gross Margin %	39.2%	37.1%
SG&A	7,821	6,453	1,368	21.2
% of Net Sales	36.5%	34.2%
Non-Operating Income (Expense)	50	(54)	104	(192.6)
Income Before Income Taxes	613	497	116	23.3
Income Tax Expense	221	179	42	23.5
Net Income	392	318	74	23.3
Consolidated Net Sales: Consolidated net sales for the quarter ended April 1, 2006 increased $2.5 million, or 13%, to $21.4 million from $18.9 million for the same period in 2005. Approximately $1.7 million or 8% of the revenue in the first quarter of 2006 can be attributed to five additional business days than in the first quarter of 2005. We report our quarterly interim financial information based on 13-week periods. The nature of our 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. This is the case with the year ending December 31, 2006.
In the outdoor market, net sales increased to $7.8 million for the first quarter of 2006 from $6.9 million for the same period in 2005, an increase of 13%. The growth in the outdoor market was related to the success of recent years’ innovative product introductions and continued penetration into hunting and hiking boot markets.
In the work market, net sales increased to $13.6 million in the first quarter of 2006 from $12.0 million for the same period in 2005, an increase of 14%. Year-over-year growth in work sales reflects the success of the Company’s recent years’ innovative new products and continued penetration into the general work and fire boot markets.
We are experiencing delays in shipments of rubber footwear from one of our Chinese contract manufacturers as a result of labor negotiations. Production is continuing, but at a rate of approximately 67% of normal. Revenues in the second quarter may be impacted by up to $0.8 million. We expect the negotiations to be resolved in the next four to six weeks so that production in the third quarter will return to normal. The affected products are purchased by our customers for late fall and winter seasons and therefore we believe any revenue lost in the second quarter should be recovered in the third quarter. However, there can be no assurance that customers experiencing delays in delivery will not cancel their orders rather than accepting delivery in the third quarter. If the negotiations are completed earlier than currently anticipated, the revenue impact during the second quarter may be mitigated.
Gross Profit: Gross profit for the first quarter of 2006 increased to $8.4 million, or 39.2% of net sales, from $7.0 million, or 37.1% of net sales, for the first quarter of 2005. The increase in gross profit as a percent of sales was primarily due to an increase in sales of higher margin products introduced in recent years (or 130 basis points) coupled with a lower rate of sales discounts and allowances (or 80 basis points ) when compared to the same quarter last year.
Selling and Administrative Expenses: Selling and administrative expenses increased $1.4 million, or 21%, to $7.8 million for the first quarter of 2006 compared to $6.5 million for the same period last year. The increase in expenses was due to the expansion of the Company’s product development and sales teams ($0.2 million), opening an office in China ($0.1 million) and increased incentive compensation ($0.3 million). Due to an extra five business days in the first quarter of 2006 versus the same quarter last year, we incurred an additional 8% of expense volume, increasing expenses by $0.5 million. Lastly, expenses increased by an additional $0.2 million due to stock-based compensation resulting from implementation of SFAS 123R, “Share-Based Payment.”
Non-Operating Income (Expense): Non-operating income totaled $0.1 million for the first quarter of 2006, an increase of $0.1 million from the same quarter last year. The growth in income was due to a combination of lower bank fees and increased interest income.

Net Income Before Taxes: Net income before taxes increased by $0.1 million, or 23%, to $0.6 million from $0.5 million in the first quarter of 2005. The increase in net income before taxes was a result of increased sales and improved margins primarily offset by an increase in operating expenses.
Income Taxes: Income tax expense for the first quarter of 2006 and 2005 was $0.2 million. The effective tax rate for the first quarter of 2006 was 36.0% as compared to 36.9% for the first quarter of 2005.
Net Income: Net income for the first quarter of 2006 was $0.4 million or 1.8% of net sales compared to $0.3 million or 1.7% of sales for the first quarter of 2005. The increase in net income was largely due to increased net sales and improved gross margins.
LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, borrowings under a revolving credit agreement, or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Borrowing requirements are generally the lowest in the first quarter and the highest during the third quarter.
The Company has a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2007. Amounts borrowed under the agreement are primarily secured by all of the assets of the Company. The maximum aggregate principal amount of borrowings available from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings available from June 1 to December 31 is $30 million. There are no borrowing base limitations under the credit agreement. At the Company’s option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. At the end of the first quarters of 2006 and 2005, the Company had no outstanding borrowing under its line of credit.
Net cash provided by operating activities was $5.3 million in the first quarter of 2006, compared to net cash used of $0.5 million for the same period in 2005. Net cash provided by operating activities during the first quarter 2006 consisted of net income of $0.4 million, adjusted for non-cash items including depreciation and amortization totaling $0.4 million, stock-based compensation of $0.2 million and changes in working capital components, primarily a decrease in accounts receivable of $3.0 million and a decrease in inventory of $4.2 million. The decrease in accounts receivable and inventory is normal for this time of the year. Net cash used during the first quarter 2005 consisted of net income of $0.3 million, adjusted for non-cash items including depreciation and amortization totaling $0.3 million, and changes in working capital components, primarily a decrease in accounts receivable of $2.8 million offset by an increase in inventory of $2.3 million. The increase in inventory was to support future shipments.
Net cash used in investing activities was $0.4 million in the first quarter of 2006 compared to $0.5 million for the same period in 2005. The cash used in both years was for capital expenditures. Capital expenditures related to the new distribution facility and corporate office in Portland, OR and software is expected to be approximately $3.4 million in 2006.
Net cash provided by financing activities was $0.1 million in the first quarters of 2006 and 2005. During both quarters, the Company had proceeds of $0.1 million from the exercise of stock options.

A summary of our contractual cash obligations at April 1, 2006 is as follows:
(In Thousands)

	Payments due by period
		Remaining
Contractual Obligations	Total	in 2006	2007	2008	2009	2010	Thereafter

Operating leases (1) (2)	$11,500	$1,200	$1,300	$1,200	$1,000	$1,000	$5,800
Software (3)	800	800	—	—	—	—	—

Total Contractual Obligations	$12,300	$2,000	$1,300	$1,200	$1,000	$1,000	$5,800

(1)	Effective July 1, 2004, the Company entered into an agreement to sublease the leased facility in Racine, WI. Under the sublease agreement, the Company is scheduled to receive $0.1 million in 2006.

(2)	Approximately 11% of one of the Company’s leased warehouses in La Crosse, WI is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company is scheduled to receive $0.1 million in 2006 and $0.1 million in 2007.

(3)	In the first quarter of 2006, the Company entered into contractual agreements for software totaling $0.8 million.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At April 1, 2006, no such losses existed.
We also have commercial commitments as described below:
(In Thousands)

Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 4/1/06	Date of Expiration
Line of credit (1)	$30,000	$—	June 2007

(1)	On October 1, 2005, we announced an amendment to our existing credit agreement with Wells Fargo Bank, National Association. Under the amendment, the maximum aggregate principal amount of borrowings allowed from January 1 to May 31 was decreased from $30 million to $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 remained $30 million. With the amendment, this became a straight line of credit and borrowing base limitations were removed.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies and estimates are summarized in our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of April 1, 2006, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the footnotes to these condensed consolidated financial statements or below:

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
Allowance for Slow-Moving Inventory: On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $0.7 million at April 1, 2006 is adequate.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate warranty accrual levels. We believe our warranty liability of $0.8 million at April 1, 2006 is adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before April 1, 2006.
Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in our other long-term investments, primarily property and equipment of $3.0 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.
Stock-Based Compensation: We adopted the provisions of SFAS 123R, Share- Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. We have reviewed each of these assumptions carefully and we determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2005, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million, net of tax, at December 31, 2005 with a similar charge to equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.
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
(b) Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements.
ITEM 1A. Risk Factors
There has not been a material change to the risk factors as set forth in our Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6. Exhibits
     Exhibits

(3.1)	Amendment to Amended and Restated By-Laws. [Incorporated by Reference to Exhibit 3.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on February 6, 2006]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended April 1, 2006

Exhibit
No.	Exhibit Description

(3.1)	Amendment to Amended and Restated By-Laws. [Incorporated by Reference to Exhibit 3.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on February 6, 2006]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.