Form 10-Q
period 2006-07-01
LACROSSE FOOTWEAR INC
filed 2006-08-01
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-238001
LaCrosse Footwear, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1446816

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17634 NE Airport Way
Portland, Oregon 97230

(Address, zip code of principal executive offices)
(503) 262-0110

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
Common Stock, $.01 par value, outstanding as of July 27, 2006: 6,034,108 shares

1

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Form 10-Q Index

2

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 1,	December 31,	June 25,
	2006	2005	2005
	(unaudited)		(unaudited)

Assets:
Current Assets:
Cash and cash equivalents	$11,582	$6,113	$1,959
Trade accounts receivable, net (Note 1)	14,787	16,684	13,854
Inventories (Note 5)	23,804	24,865	25,168
Prepaid expenses and other	871	955	660
Deferred tax assets (Note 6)	1,349	1,351	1,316

Total current assets	52,393	49,968	42,957

Property and equipment, net (Note 1)	4,837	3,047	3,200
Goodwill	10,753	10,753	10,753
Other assets	829	815	1,457

Total assets	$68,812	$64,583	$58,367

Liabilities and Shareholders’ Equity:
Current Liabilities:
Current portion of long-term debt (Note 8)	$112	$—	$—
Accounts payable	7,175	5,402	5,429
Accrued expenses	2,975	3,521	2,347

Total current liabilities	10,262	8,923	7,776

Long-term debt (Note 8)	450	—	—
Other liabilities (Note 8)	150	—	—
Compensation and benefits (Note 7)	4,061	4,015	3,421
Deferred tax liabilities (Note 6)	1,282	1,168	1,116

Total liabilities	16,205	14,106	12,313

Shareholders’ Equity
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,135	25,987	26,075
Accumulated other comprehensive loss	(1,306)	(1,306)	(1,015)
Retained earnings	31,178	29,608	25,100
Less cost of 683,519, 728,370 and 771,751 shares of treasury stock	(3,467)	(3,879)	(4,173)

Total shareholders’ equity	52,607	50,477	46,054

Total liabilities and shareholders’ equity	$68,812	$64,583	$58,367

See notes to the interim unaudited condensed consolidated financial statements.

3

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		First Half Year Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales	$21,822	$19,752	$43,223	$38,618
Cost of goods sold	13,138	12,686	26,155	24,548

Gross profit	8,684	7,066	17,068	14,070
Selling, general, and administrative expenses	7,688	6,376	15,509	12,829

Operating income	996	690	1,559	1,241

Non-operating income (expense):
Interest income	85	71	135	43
Other expense	—	(123)	—	(149)

Total non-operating income (expense):	85	(52)	135	(106)

Income before income taxes	1,081	638	1,694	1,135
Income tax (benefit) provision (Note 6)	(98)	230	123	409

Net income	$1,179	$408	$1,571	$726

Net income per common share:
Basic	$0.20	$0.07	$0.26	$0.12
Diluted	$0.19	$0.07	$0.25	$0.12

Weighted average number of common shares outstanding:
Basic	6,020	5,941	6,009	5,932
Diluted	6,213	6,145	6,196	6,150
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Year Ended
	July 1,	June 25,
	2006	2005
Cash flows from operating activities:
Net income	$1,571	$726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	852	663
Stock-based compensation	299	—
Deferred income taxes	116	568
Changes in assets and liabilities:
Trade accounts receivable	1,897	1,759
Inventories	1,061	(8,206)
Accounts payable	1,773	2,081
Accrued expenses and other	(343)	(2,157)

Net cash provided by (used in) operating activities	7,226	(4,566)

Cash flows from investing activities:
Purchases of property and equipment	(2,579)	(801)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	562	—
Proceeds from exercise of stock options	260	177

Net cash provided by financing activities	822	177

Net increase (decrease) in cash and cash equivalents	5,469	(5,190)

Cash and cash equivalents:
Beginning of period	6,113	7,149

Ending of period	$11,582	$1,959

Supplemental information:
Cash payments for:
Income taxes	$235	$300
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates — LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are of a normal and recurring nature.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of our 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. The second quarters of 2006 and 2005 include the same number of weeks, but the first half of 2006 includes five more business days than the first half of 2005. Approximately $1.7 million or 4% of the revenue and associated expenses in the first half of 2006 can be attributed to five more business days than in the first half of 2005.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Actual results could differ materially from these estimates and assumptions.
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
Revenue recognition — Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
Fair value of financial instruments — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its condensed consolidated balance sheets. The Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, and long-term debt, are estimated to approximate their fair value due to their short maturities.
Trade accounts receivable and allowance for doubtful accounts — Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payment. If the financial condition of a customer were to deteriorate, resulting in an impairment of the receivable balance, the Company would record an additional allowance. The Company also records allowances for cash discounts and non-defective returns. Periodically, the Company may initiate additional sales programs that could result in further discounts. The allowance for doubtful accounts was $0.4 million at July 1, 2006 and December 31, 2005, and $0.3 million at June 25, 2005.
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
Property and equipment — Property and equipment are carried at cost and are being depreciated using straight-line and accelerated methods over their estimated useful lives. Depreciable lives range from ten to twenty-five years for building and improvements and from three to seven years for machinery and equipment. Accumulated depreciation was $12.1 million, $11.4 million, and $10.8 million as of July 1, 2006, December 31, 2005, and June 25, 2005, respectively.
Goodwill and other intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner, Inc. acquired. Goodwill and identified intangible assets — deemed to have indefinite lives are not amortized; however, they are subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of Danner is established based upon a projection of profitability. Using these procedures, the Company determined that the fair value of Danner exceeded its carrying value as of July 1, 2006 and June 25, 2005, and therefore goodwill is not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each period.
Recoverability and impairment of intangible assets and other long-lived assets — Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over its estimate of its fair value. The Company determined that its long-lived assets were not impaired at July 1, 2006 and June 25, 2005.
Income taxes — The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined by applying enacted tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Research and development costs — Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.

Advertising and promotion — The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are charged to expense as incurred.
NOTE 2. PRODUCT WARRANTY
The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the consumer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels.
Changes in our warranty liability during the quarters ended July 1, 2006 and June 25, 2005 and the first half of 2006 compared to the first half of 2005 are as follows:
(in thousands)

	Quarter Ended		First Half Year Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Balance, beginning	$760	$855	$762	$846
Accruals for products sold	351	292	869	765
Costs incurred	(351)	(334)	(871)	(798)

Balance, ending	$760	$813	$760	$813

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
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:
(in thousands)

	Quarter Ended		First Half Year Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Basic weighted average shares outstanding	6,020	5,941	6,009	5,932

Diluted securities:
Stock options	193	204	187	218

Diluted weighted average shares outstanding	6,213	6,145	6,196	6,150

NOTE 4. STOCK-BASED COMPENSATION
The Company has issued stock options under 1993, 1997, and 2001 employee stock option plans. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. The Company’s employee stock option issuances in 2006 vest over four years and have a maximum term of seven years. The Company has also issued stock options under its 2001 directors’ stock option plan, which vest over a period of five years and have a maximum term of ten years.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123, (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS No. 123R, the Company used the modified prospective transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006.
Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). The Company’s condensed consolidated financial statements as of and for the second quarter of fiscal 2006 and the first half of fiscal 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the second quarter of fiscal 2006 and for the first half of fiscal 2006 was $0.1 million, net of tax ($0.01 per diluted share) and $0.2 million, net of tax ($0.03 per diluted share), respectively.
Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s condensed consolidated statements of operations for the second quarter and first half of fiscal 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, pro-forma net income and net income per share would have been as follows:
(in thousands, except for per share data)

		First Half
	Quarter Ended	Year Ended
	June 25, 2005	June 25, 2005

Net income as reported	$408	$726

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(97)	(213)

Pro forma net income	$311	$513

Net income per common share:
Basic — as reported	$0.07	$0.12
Diluted — as reported	$0.07	$0.12
Basic — pro forma	$0.05	$0.09
Diluted — pro forma	$0.05	$0.08
SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
To calculate the option-based compensation under SFAS No. 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
The following table lists the assumptions used by the Company in determining the fair value of stock options for the periods ended July 1, 2006 and June 25, 2005:

	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	40%	40%
Risk-free interest rate	4.0%	4.1%
Expected life of options	4 years	4 years
The following table represents stock option activity for the quarter ended July 1, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	789,564	$7.85
Granted	6,000	12.06
Exercised	(24,917)	5.16
Canceled	(15,110)	10.81

Outstanding options at end of period	755,537	$7.91	7.01 Yrs.

Outstanding exercisable at end of period	269,860	$5.78	6.16 Yrs.

Shares available for future stock grants to employees and directors under existing plans were 271,135 at July 1, 2006. At July 1, 2006, the aggregate intrinsic value of options outstanding was $3,125,000, and the aggregate intrinsic value of options exercisable was $1,694,000. Total intrinsic value of options exercised was $170,000 for the quarter ended July 1, 2006.
The following table summarizes our non-vested stock option activity for the quarter ended July 1, 2006:

Number of
Shares
Nonvested stock options at beginning of period	497,717
Vested	(2,930)
Canceled	(15,110)
Granted	6,000

Nonvested stock options at end of period	485,677

At July 1, 2006, there was approximately $849,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately four years.

NOTE 5. INVENTORIES
A summary of inventories is as follows:
(in thousands)

	July 1,	December 31,	June 25,
	2006	2005	2005
Raw materials	$1,415	$1,218	$1,745
Work in process	202	145	202
Finished goods	22,681	24,220	24,037

Subtotal	24,298	25,583	25,984
Less: provision for slow-moving inventory	(494)	(718)	(816)

Total	$23,804	$24,865	$25,168

NOTE 6. INCOME TAXES
On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses we refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change in the effective tax rate may occur that would impact the income tax provision. Prior to the discrete item recorded in the second quarter, as described below, the effective tax rate was 36% for the quarter and year to date periods ended July 1, 2006 and June 25, 2005.
The Company completed its analysis of federal research and development tax credits for the 2000 to 2005 tax years in the second quarter of 2006 and concluded that it met the necessary criteria to record a $0.5 million income tax benefit. This benefit was recorded as a discrete item in the second quarter of 2006, resulting in a negative effective tax rate and tax benefit for the quarter and a 7% effective tax rate for the first half of 2006, compared to 36% for the second quarter and first half of 2005.
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
NOTE 7. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 12% of our current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.

Information relative to our defined benefit pension and other postretirement plans is presented below.
(in thousands)

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Cost recognized during the quarter:
Interest cost	$242	$243	$4	$4
Expected return on plan assets	(235)	(244)	—	—
Amortization of prior loss	12	1	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$23	$4	$4	$4

(in thousands)

	Pension Benefits		Other Benefits
	First Half Year Ended		First Half Year Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Cost recognized during the first half:
Interest cost	$484	$486	$8	$8
Expected return on plan assets	(470)	(488)	—	—
Amortization of prior loss	25	2	—	—
Amortization of prior service cost	8	8	—	—

Net period cost	$47	$8	$8	$8

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
NOTE 8. LONG-TERM DEBT
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The grant is recorded as deferred revenue and is included in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets at July 1, 2006 and will be amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements.
The loan is recorded as Long-term Debt in the accompanying Condensed Consolidated Balance Sheets at July 1, 2006 and will be forgiven by the Portland Development Commission ratably over two years if the Company meets certain facility usage requirements and employment criteria, including maintaining a minimum number of employees at the new distribution facility and paying those employees a competitive wage and benefits package. The loan, which is secured by certain leasehold improvements at the new distribution facility, will also be amortized over the life of the related leasehold improvements, as a reduction of operating expenses on a straight-line basis over five years. At July 1, 2008, when the loan is forgiven in total, the Company will reclassify the remaining unamortized long-term debt to deferred revenue and continue to amortize the balance until 2011. If the Company does not meet the employment criteria, the loan will bear interest at 8.50% and will mature in 2013.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2005, the FASB issued Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 with no material impact to the consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	Potential problems or delays associated with the manufacture, transportation and delivery of foreign-sourced products, primarily in China.

•	Difficulties with accurate forecasting and controlling inventory levels, particularly for foreign sourced products with longer manufacturing lead times.

•	Reliance on foreign-sourced products and concentrations of currency, labor, and political risks, primarily in China.

•	Concentration of credit risk as our retail channel customers continue to consolidate and fund expansion of store growth.

•	Weather and its impact on the demand for outdoor footwear.

•	Product offerings that do not create customer demand.

•	Fluctuations in operating results for the second half of the year, which would have a disproportionate effect on our overall financial condition and results of operations for the entire year due to increased seasonality.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

•	Consumer confidence, unemployment rates, and related demand for footwear, including work and outdoor footwear.

•	Restrictions imposed under United States and/or foreign trading rules, regulations and policies, including export/import regulations, duties, and regulations affecting manufacturers and/or importers.

•	Commodity price increases, including rubber and petroleum, which affect transportation costs, footwear component costs, and ultimately product costs.
You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A — Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Nature of Business
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this we develop and manufacture premium-quality, performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at the retail consumer and the safety and industrial channels of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.
Weather, especially in the fall and winter, has been, and will continue to be a significant contributing factor to our results. Sales are typically higher in the second half of the year due to our cold and wet weather product offerings. We augment these offerings by infusing innovative technology into product categories, principally work products, which will create additional demand in all four quarters of the year.
Overview
Net income for the second quarter and first half of 2006 was $1.2 million and $1.6 million, or $0.19 and $0.25 diluted earnings per share, respectively. The increase in net income of 189% in the second quarter over the same period in the prior year was due to increased sales volume, increased gross margins, and the recognition of a discrete research and development tax credits in the second quarter of 2006, partially offset by increased operating expenses.
Sales to the work market were $12.5 million for the second quarter, up 15% from $10.8 million for the same period in 2005. The growth in work sales primarily reflects the success of the Company’s innovative new products and continued penetration into the general work, public safety, and fire boot markets. Sales to the outdoor market were $9.4 million for the second quarter of 2006, up 5% from $8.9 million for the same period in 2005. Growth in the outdoor market primarily reflects the success of innovative new products and continued penetration into the hunting and hiking boot markets.
Gross margins are an essential factor in funding marketing, sales and product development costs. Gross margins improved by 400 basis points to 39.8% in the second quarter and 310 basis points to 39.5% in the first half of 2006, respectively, when compared to the same periods in the prior year. Margin improvements in the second quarter were the result of a reduction in closeout sales (240 basis points) and improved newer product margins coupled with reduced sales discounts and allowances (160 basis points).
Accounts receivable at July 1, 2006 increased $0.9 million or 7% over the June 25, 2005 balance. Although net sales were up 10% in the second quarter of 2006 compared to the same quarter in 2005, the Company reduced its Day’s Sales Outstanding (“DSO”) to 61 days at July 1, 2006 from 63 days at June 25, 2005. DSO is measured by dividing total ending receivables for the quarter by net sales for the quarter and multiplying the quotient by 90.
As a result of strong demand for its products and execution of its inventory management plan, the Company reduced inventory levels by approximately $1.1 million or 4% and $1.4 million or 5% from December 31, 2005 and June 25, 2005, respectively.
The Company spent $2.2 million on additions to property and equipment in the second quarter of 2006, which were largely related to leasehold improvements at the Company’s new distribution facility and administrative office in Portland, Oregon. The Portland Development Commission funded $0.8 million of those additions, which is further described in Note 8, “Long-term Debt” to the accompanying condensed consolidated financial statements.

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
($ in thousands)

	Quarter Ended			First Half Year Ended
	July 1, 2006	June 25, 2005	% change	July 1, 2006	June 25, 2005	% change
Net Sales	21,822	19,752	10%	43,223	38,618	12%
Gross Profit	8,684	7,066	23%	17,068	14,070	21%
Gross Margin %	39.8%	35.8%		39.5%	36.4%
SG&A	7,688	6,376	21%	15,509	12,829	21%
% of Net Sales	35.2%	32.3%		35.9%	33.2%
Non-Operating Income (Expense)	85	(52)	-263%	135	(106)	-227%
Income Before Income Taxes	1,081	638	69%	1,694	1,135	49%
Income Tax (Benefit) Provision	(98)	230	-143%	123	409	-70%
Net Income	1,179	408	189%	1,571	726	116%
Quarter ended July 1, 2006 Compared to Quarter ended June 25, 2005:
Net Sales: Second quarter consolidated net sales were $21.8 million, a 10% increase over the same period in 2005. Sales to the work market were $12.5 million for the second quarter, up 15% from $10.8 million for the same period in 2005. The growth in work sales primarily reflects the success of the Company’s innovative new products and continued penetration into the general work, public safety, and fire boot markets. Sales to the outdoor market were $9.4 million for the second quarter of 2006, up 5% from $8.9 million for the same period in 2005. Growth in the outdoor market primarily reflects the success of innovative new products and continued penetration into the hunting and hiking boot markets.
We continued to experience some delays in shipments of cold weather footwear from one of our Chinese contract manufacturers as a result of labor negotiations. The impact of these delays resulted in net sales being reduced by approximately $0.8 million during the second quarter of 2006. We expect the shipments of our cold weather product to catch up during the third quarter, in time for seasonal shipments to our customers. Overall, we do not expect revenues to be impacted year-over-year for cold weather product deliveries.
Gross Profit: Gross profit increased to $8.7 million, or 39.8% of net sales for the quarter ended July 1, 2006. Margin improvement of 400 basis points in the second quarter was the result of fewer markdowns (240 basis points), and improved newer product margins and reduced sales discounts and allowances (160 basis points).
Selling, General, and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased $1.3 million, or 21% to $7.7 million, for the quarter ended July 1, 2006. This increase reflects increased investment in growth areas such as product development and sales staff and related commissions ($0.5 million), training and travel ($0.2 million), legal costs incurred to protect the Company’s intellectual property ($0.2 million), accounting costs ($0.2 million), marketing communications ($0.1 million), and stock-based compensation expense ($0.1 million).
Non-Operating Income (Expense): Non-operating income totaled $0.1 million for the second quarter of 2006, an increase of $0.1 million from the same quarter last year. The growth in non-operating income was due to one-time costs in 2005 that were not incurred in 2006, and increased interest income.
Income Before Income Taxes: As a result of increased sales volume and increased margins in the second quarter of 2006, partially offset by increased SG&A costs, the Company reported income before income taxes of $1.1 million, a $0.4 million or 69% increase when compared to the same period in 2005.

Income Tax (Benefit) Provision: The Company recognized tax expense at an effective rate of 36% ($0.4 million on pre-tax earnings of $1.1 million) for the second quarter. However, $0.5 million of research and development tax credits more than offset the tax expense, resulting in a net tax benefit for the second quarter of $0.1 million.
Net Income: Net income for the second quarter of 2006 was $1.2 million or 5.4% of net sales compared to $0.4 million or 2.1% of net sales in the second quarter of 2005. The increase in net income of 189% in the second quarter over the same period in the prior year was due to increased sales volume ($0.5 million), higher gross margins ($0.6 million), and the recognition of a discrete tax item in the second quarter of 2006 ($0.5 million), partially offset by higher operating expenses ($0.8 million).
First Half of 2006 Compared to the First Half of 2005:
Net Sales: Consolidated net sales increased 12% to $43.2 million for the first half of 2006, when compared to the same period in 2005. In the work market, net sales increased 14%, to $26.1 million for the first half of 2006 from $22.8 million for the first half of 2005. Year-over-year growth in work sales reflects the success of the Company’s duty products and continued penetration into the general work and fire boot markets. In the outdoor market, net sales increased 8%, to $17.1 million for the first half of 2006 from $15.8 million for the first half of 2005. The growth in the outdoor market was related to the success of recent years’ innovative product introductions and continued penetration into hunting and hiking markets.
Approximately $1.7 million or 4% of the revenue in the first half of 2006 can be attributed to five more business days than in the first half of 2005. We report our quarterly interim financial information based on 13-week periods. The nature of our 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. The second quarters of 2006 and 2005 include the same number of weeks, but the first half of 2006 includes five more business days than the first half of 2005.
Gross Profit: Gross profit increased to $17.1 million or 39.5% of net sales for first half of 2006 as compared to $14.1 million or 36.4% of net sales for the first half of 2005. Margin improvement of 310 basis points to 39.5% in the first half of 2006 was the result of fewer markdowns (110 basis points), improved new product margins and reduced sales discounts and allowances (200 basis points).
Selling, General, and Administrative Expenses: SG&A expenses increased $2.7 million, or 21%, for the first half of 2006 over the same period in 2005. The largest increase in SG&A was salaries and wages (a $1.3 million increase), which was due to the expansion of our sales and product development teams ($0.6 million) and recording stock-based compensation expense in 2006 ($0.3 million). Other increases to SG&A for the first half of 2006 included: marketing ($0.4 million), travel and training expenses ($0.4 million), legal and accounting costs ($0.2 million) and costs associated with the extra five business days in 2006 ($0.5 million).
Non-Operating Income (Expense): Non-operating income totaled $0.1 million for the first half of 2006, an increase of $0.2 million from the same period last year. The growth in non-operating income was due to one-time costs in 2005 that were not incurred in 2006, and increased interest income.
Income Before Income Taxes: As a result of higher sales volume and higher margins in the first half of 2006, partially offset by higher SG&A costs, the Company reported an increase of $0.6 million or 49% to $1.7 million in income before income taxes when compared to the same period in 2005.
Income Tax Provision: The Company recognized tax expense at an effective rate of 36% ($0.6 million on pre-tax earnings of $1.7 million) for the first half of 2006. However, after recording $0.5 million of research and development tax credits in the second quarter, the Company’s effective rate was 7% for the first half of 2006. As the discrete tax credits are related to prior years, the effective rate for the remainder of the year is expected to continue at approximately 36%.
Net Income: Net income for the first half of 2006 was $1.6 million, or 3.6% of net sales, compared to $0.7 million, or 1.9% of net sales, in the first half of 2005. The increase in net income is due to increased net sales, improved gross margin and the discrete tax benefit recognized in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, borrowings under a revolving credit agreement, or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle.
The Company has a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2007. Amounts borrowed under the agreement are primarily secured by the assets of the Company. The maximum aggregate principal amount of borrowings available from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings available from June 1 to December 31 is $30 million. There are no borrowing base limitations under the credit agreement. At the Company’s option, the credit agreement provides for interest rate options of prime rate or LIBOR plus 1.50%. At the end of the second quarters of 2006 and 2005, the Company had no outstanding borrowing under its line of credit.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The loan will be forgiven over a two-year period as long as certain employment and facility usage requirements are met. The Company expects to meet these requirements. See Note 8, “Long-term Debt” to the accompanying condensed consolidated financial statements.
Net cash provided by operating activities was $7.2 million in the first half of 2006, compared to net cash used of $4.6 million for the same period in 2005. Net cash provided by operating activities during the first half of 2006 consisted primarily of net income of $1.6 million, adjusted for non-cash items including depreciation and amortization totaling $0.9 million, stock-based compensation of $0.3 million and changes in working capital components, primarily a decrease in accounts receivable of $1.9 million, an increase in accounts payable of $1.8 million, and a decrease in inventory of $1.1 million.
Net cash used during the first half of 2005 consisted of net income of $0.7 million, adjusted for non-cash items including depreciation and amortization totaling $0.7 million, and changes in working capital components, primarily a decrease in accounts receivable of $1.8 million offset by an increase in inventory of $8.2 million. The increase in inventory levels during the second quarter of 2005 was to support future anticipated sales and related shipments.
Net cash used in investing activities was $2.6 million in the first half of 2006 compared to $0.8 million for the same period in 2005. The cash used in both years was for capital expenditures. Capital expenditures related to the new leased distribution facility and administrative office in Portland, Oregon accounted for most of the increase in the first half of 2006 over the first half of 2005. Total capital expenditures are expected to be approximately $4.0 million in 2006.
Net cash provided by financing activities was $0.8 million in the first half of 2006 compared to $0.2 million for the same period in 2005. The Portland Development Commission funded $0.8 million of the Company’s capital expenditures in 2006.

A summary of our contractual cash obligations at July 1, 2006 is as follows:
(In Thousands)

	Payments due by period
		Remaining
Contractual Obligations	Total	in 2006	2007	2008	2009	2010	Thereafter

Long-term debt (1)	$562	$—	$—	$—	$—	$—	$562
Operating leases (2)	11,300	1,000	1,300	1,200	1,000	1,000	5,800
Software (3)	600	600	—	—	—	—	—

Total Contractual Obligations	$12,462	$1,600	$1,300	$1,200	$1,000	$1,000	$6,362

(1)	As long as the Company meets certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 8, “Long-term Debt” to the accompanying condensed consolidated financial statements for additional information.

(2)	Approximately 11% of one of the Company’s leased warehouses in La Crosse, Wisconsin is currently sublet to a third party through April 2007. The balance of the facility is used by the Company for warehouse space. Under the sublease agreement, the Company is scheduled to receive $0.1 million in 2006 and $0.1 million in 2007.

(3)	In the first quarter of 2006, the Company entered into contractual agreements for software totaling $0.8 million.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At July 1, 2006, no such losses existed.
We also have commercial commitments as described below:
(In Thousands)

Other Commercial	Maximum Amount	Outstanding at
Commitment	Committed	July 1, 2006	Date of Expiration
Line of credit (1)	$30,000	$—	June 2007

(1)	On October 1, 2005, we announced an amendment to our existing credit agreement with Wells Fargo Bank, National Association. Under the amendment, the maximum aggregate principal amount of borrowings allowed from January 1 to May 31 was decreased from $30 million to $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 remained $30 million. With the amendment, the credit agreement became a straight line of credit and borrowing base limitations were removed.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies and estimates are summarized in our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of July 1, 2006, however actual results may differ from these estimates under different assumptions and circumstances.
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
Allowance for Slow-Moving Inventory: On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $0.5 million at July 1, 2006 is adequate.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. We utilize historical trends and information received from customers to assist in determining the appropriate warranty accrual levels. We believe our warranty liability of $0.8 million at July 1, 2006 is adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before July 1, 2006.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial instrument market risk results from fluctuations in interest rates. At our option, the line of credit interest rate is either the prime rate or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million.
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

ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 3, 2006. At such meeting, Luke E. Sims, John D. Whitcombe and William H. Williams were elected as directors of the Company for terms to expire at the 2009 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Luke E. Sims — 5,524,909 shares voted for and 163,566 votes withheld; John D. Whitcombe — 5,684,910 shares voted for and 3,565 votes withheld; and William H. Williams — 5,683,210 shares voted for and 5,265 withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2006 annual meeting of shareholders are as follows: terms expiring at the 2007 annual meeting Joseph P. Schneider and Charles W. (Wally) Smith; and terms expiring at the 2008 annual meeting Richard A. Rosenthal and Stephen F. Loughlin.
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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: August 1, 2006	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2006	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2006

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