Form 10-Q
period 2006-09-30
LACROSSE FOOTWEAR INC
filed 2006-11-01
CIK 919443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of October 30, 2006: 6,034,608 shares

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Form 10-Q Index

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30,	December 31,	September 24,
	2006	2005	2005
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,531	$6,113	$—
Trade accounts receivable, net (Note 1)	25,003	16,684	25,889
Inventories (Note 5)	27,874	24,865	32,369
Prepaid expenses and other	964	955	600
Deferred tax assets (Note 6)	1,355	1,351	1,425

Total current assets	57,727	49,968	60,283

Property and equipment, net (Note 1)	5,364	3,047	3,140
Goodwill	10,753	10,753	10,753
Other assets	618	815	1,421

Total assets	$74,462	$64,583	$75,597

Liabilities and Shareholders’ Equity:
Current Liabilities:
Current portion of long-term debt (Note 8)	$112	$—	$—
Note payable (Note 8)	—	—	12,609
Accounts payable	8,596	5,402	5,338
Accrued expenses	4,350	3,521	4,344

Total current liabilities	13,058	8,923	22,291

Long-term debt (Note 8)	422	—	—
Other liabilities (Note 8)	140	—	—
Compensation and benefits (Note 7)	4,084	4,015	3,426
Deferred tax liabilities (Note 6)	1,455	1,168	1,232

Total liabilities	19,159	14,106	26,949

Shareholders’ Equity:
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,273	25,987	25,979
Accumulated other comprehensive loss	(1,306)	(1,306)	(1,015)
Retained earnings	33,727	29,608	27,562
Less cost of 683,019, 728,370 and 739,400 shares of treasury stock	(3,458)	(3,879)	(3,945)

Total shareholders’ equity	55,303	50,477	48,648

Total liabilities and shareholders’ equity	$74,462	$64,583	$75,597

See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)	Quarter Ended		Three Quarters Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net sales	$32,840	$31,021	$76,063	$69,639

Cost of goods sold	20,171	19,640	46,326	44,188

Gross profit	12,669	11,381	29,737	25,451

Selling, general, and administrative expenses	8,736	7,365	24,245	20,194

Operating income	3,933	4,016	5,492	5,257

Non-operating income (expense):

Interest income (expense)	22	(76)	157	(33)

Other expense	(42)	(61)	(42)	(210)

Total non-operating income (expense):	(20)	(137)	115	(243)

Income before income taxes	3,913	3,879	5,607	5,014

Income tax provision (Note 6)	1,365	1,416	1,488	1,825

Net income	$2,548	$2,463	$4,119	$3,189

Net income per common share (Note 3):

Basic	$0.42	$0.41	$0.68	$0.54

Diluted	$0.41	$0.40	$0.66	$0.52

Weighted average number of common shares outstanding:

Basic	6,034	5,965	6,017	5,943

Diluted	6,223	6,164	6,205	6,154
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Quarters Ended
	September 30,	September 24,
	2006	2005
Cash flows from operating activities:
Net income	$4,119	$3,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,305	1,041
Loss on disposal of property and equipment	42	12
Stock-based compensation	438	—
Deferred income taxes	283	575
Changes in assets and liabilities:
Trade accounts receivable	(8,319)	(10,276)
Inventories	(3,009)	(15,407)
Accounts payable	3,194	1,990
Accrued expenses and other	1,123	(94)

Net cash used in operating activities	(824)	(18,970)

Cash flows from investing activities:
Purchases of property and equipment	(3,589)	(1,114)
Proceeds from sale of property and equipment	—	18

Net cash used in investing activities	(3,589)	(1,096)

Cash flows from financing activities:
Net borrowings on note payable	—	12,609
Proceeds from issuance of long-term debt	562	—
Proceeds from exercise of stock options	269	308

Net cash provided by financing activities	831	12,917

Net decrease in cash and cash equivalents	(3,582)	(7,149)

Cash and cash equivalents:
Beginning of period	6,113	7,149

Ending of period	$2,531	$—

Supplemental information:
Cash payments for:
Interest	$—	$154
Income taxes	$853	$300
See notes to the interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates - LaCrosse Footwear, Inc. is referred to as “we”, “us”, “our” or “Company” in this report. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. All adjustments reflected in the interim unaudited condensed consolidated financial statements are of a normal and recurring nature.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and the Company’s wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
The Company reports its quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. The third quarters of 2006 and 2005 include the same number of weeks, but the first three quarters of 2006 includes five more business days than the first three quarters of 2005. Approximately $1.7 million or 2% of the revenue and associated expenses in the first three quarters of 2006 can be attributed to five more business days than in the first three quarters of 2005.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, the Company’s net sales and operating income have been more heavily weighted to the second half of the year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Actual results could differ materially from these estimates and assumptions.
Cash and cash equivalents - The Company considers all highly liquid debt instruments (including short-term investment grade securities and money market instruments) purchased with maturities of three months or less to be cash equivalents. The carrying amounts of those assets are reasonable estimates of their fair value due to the short term to maturity and readily available market for those types of instruments. The Company maintains its cash in money market accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Revenue recognition - Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of goods sold.
Fair value of financial instruments - Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its condensed consolidated balance sheets. The Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, note payable, and long-term debt are estimated to approximate their fair value due to their short maturities.

Trade accounts receivable and allowance for doubtful accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payment. If the financial condition of a customer were to deteriorate, resulting in an impairment of the receivable balance, the Company would record an additional allowance. The allowance for doubtful accounts was $0.3 million at September 30, 2006 and $0.4 million at December 31, 2005 and September 24, 2005.
The Company also records allowances for cash discounts and non-defective returns. The Company analyzes the terms of each cash discount program to determine the adequacy of allowance levels and adjusts such allowances as necessary.
Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving inventory is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment - Property and equipment are carried at cost and are being depreciated using straight-line and accelerated methods over their estimated useful lives. Depreciable lives range from five to ten years for building and improvements and from three to seven years for machinery and equipment. Accumulated depreciation was $10.5 million, $11.4 million, and $11.1 million as of September 30, 2006, December 31, 2005, and September 24, 2005, respectively.
Goodwill and other intangible assets - Goodwill represents the excess of the purchase price over the fair value of the acquired net tangible and identified intangible assets of Danner, Inc. Goodwill and identified intangible assets deemed to have indefinite lives are not amortized; however, they are subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of Danner, Inc.’s net assets exceeds the estimated fair value of its net assets. The fair value of Danner is established based upon a projection of future profitability. Using these procedures, the Company determined that the fair value of Danner exceeded its carrying value and therefore goodwill is not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each period.
Recoverability and impairment of intangible assets and other long-lived assets - Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over its estimate of its fair value. The Company determined that its long-lived assets were not impaired at September 30, 2006, December 31, 2005, or September 24, 2005.
Income taxes - The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined by applying enacted tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates subsequent to the date of enactment.
Research and development costs - Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.
Advertising and promotion - The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are charged to expense as incurred.

NOTE 2. PRODUCT WARRANTY
The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the consumer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company also utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels.
Changes in the Company’s warranty liability during the quarters ended September 30, 2006 and September 24, 2005 and the first three quarters of 2006 compared to the first three quarters of 2005 are as follows:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Balance, beginning	$760	$813	$762	$846
Accruals for products sold	307	299	1,176	1,064
Costs incurred	(307)	(248)	(1,178)	(1,046)

Balance, ending	$760	$864	$760	$864

NOTE 3. NET INCOME PER COMMON SHARE
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
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Basic weighted average shares outstanding	6,034	5,965	6,017	5,943
Dilutive stock options	189	199	188	211

Diluted weighted average shares outstanding	6,223	6,164	6,205	6,154

NOTE 4. STOCK-BASED COMPENSATION
The Company has issued stock options under the 1993, 1997, and 2001 employee stock option plans. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. The Company’s employee stock option issuances in 2006 vest over four years and have a maximum term of seven years. The Company has also issued stock options under its 2001 directors’ stock option plan, which vest over a period of five years and have a maximum term of ten years.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In adopting SFAS No. 123R, as of January 1, 2006, the Company used the modified prospective transition method.
Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R was adopted are based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company’s condensed consolidated financial statements as of and for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the third quarter of fiscal 2006 and for the first three quarters of fiscal 2006 was $0.1 million, net of tax effects ($0.01 per diluted share) and $0.3 million, net of tax effects ($0.05 per diluted share), respectively.
Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s condensed consolidated statements of operations for the third quarter and first three quarters of fiscal 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, pro-forma net income and net income per common share would have been as follows:

		Three
	Quarter Ended	Quarters Ended
(in thousands, except for per share data)	September 24, 2005	September 24, 2005

Net income as reported	$2,463	$3,189
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(126)	(339)

Pro forma net income	$2,337	$2,850

Net income per common share:
Basic — as reported	$0.41	$0.54
Diluted — as reported	$0.40	$0.52
Basic — pro forma	$0.39	$0.48
Diluted — pro forma	$0.38	$0.46
SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statements of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
To calculate the option-based compensation under SFAS 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience.
The following table lists the assumptions used by the Company in determining the fair value of stock options for the periods ended September 30, 2006 and September 24, 2005:

	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	40%	40%
Risk-free interest rate	4.0%	4.1%
Expected life of options	4 years	4 years
The weighted-average fair value at date of grant for options granted during the first three quarters of 2006 was $4.04, as compared to $4.07 for the same period in 2005. The following table represents stock option activity for the quarter ended September 30, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	755,537	$7.91
Granted	18,000	12.59
Exercised	(500)	3.71
Canceled	(15,750)	9.06

Outstanding options at end of period	757,287	$7.98	6.74 Yrs.

Outstanding exercisable at end of period	270,680	$5.81	5.92 Yrs.

Shares available for future stock grants to employees and directors under existing plans were 268,485 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding was $3,215,000, and the aggregate intrinsic value of options exercisable was $1,745,000. Total intrinsic value of options exercised was $5,000 for the quarter ended September 30, 2006.
The following table summarizes the Company’s non-vested stock option activity for the quarter ended September 30, 2006:

Number of
Shares
Nonvested stock options at beginning of period	485,677
Vested	(1,320)
Canceled	(15,750)
Granted	18,000

Nonvested stock options at end of period	486,607

At September 30, 2006, there was approximately $759,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately four years.
NOTE 5. INVENTORIES
A summary of inventories is as follows:

	September 30,	December 31,	September 24,
(in thousands)	2006	2005	2005
Raw materials	$1,541	$1,218	$1,839
Work in process	219	145	172
Finished goods	26,686	24,220	31,170

Subtotal	28,446	25,583	33,181
Less: provision for slow-moving inventory	(572)	(718)	(812)

Total	$27,874	$24,865	$32,369

NOTE 6. INCOME TAXES
On a quarterly basis, we estimate what the Company’s effective tax rate will be for the full fiscal year and record a quarterly income tax provision with the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. If a material event impacts the Company’s profitability, a change in the effective tax rate may occur that would impact the income tax provision. The effective tax rate for the quarters ended September 30, 2006 and September 24, 2005 was 34.9% and 36.5%, respectively. Prior to the discrete item recorded in the second quarter of 2006, as described below, the effective tax rate for the year to date periods ended September 30, 2006 and September 24, 2005 was 35.5% and 36.4%, respectively.
The Company completed its analysis of federal research and development tax credits for the 2000 to 2005 tax years in the second quarter of 2006 and concluded that it met the necessary criteria to record a $0.5 million income tax benefit. This benefit was recorded as a discrete item in the second quarter of 2006.The effect of this discrete item resulted in a lower effective tax rate for the year to date period ended September 30, 2006, compared to the effective tax rate for the year to date period ended September 24, 2005.
We record valuation allowances against the Company’s deferred tax assets, when deemed necessary, in accordance with the SFAS No. 109, Accounting for Income Taxes. Considering the projected levels of future income as well as the nature of the net deferred tax assets, management has concluded that the deferred tax assets are fully realizable except for the deferred tax asset that relates to the majority of the Company’s state net operating loss (“NOL”) carryforwards. The realization of these state NOL carryforwards is dependent upon yet to be developed tax strategies, as well as having taxable income in years well into the future. In future periods of earnings, the Company will report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.
NOTE 7. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 12% of current employees. The Company also sponsors an unfunded defined benefit postretirement death benefit plan that covers eligible past employees.

Information relative to the Company’s defined benefit pension and other postretirement plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
(in thousands)	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Cost recognized during the quarter:
Interest cost	$242	$243	$4	$4
Expected return on plan assets	(235)	(244)	—	—
Amortization of prior loss	12	1	—	—
Amortization of prior service cost	4	3	—	—

Net period cost	$23	$3	$4	$4

	Pension Benefits		Other Benefits
	Three Quarters Ended		Three Quarters Ended
(in thousands)	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Cost recognized during the first three quarters:
Interest cost	$726	$729	$12	$12
Expected return on plan assets	(705)	(732)	—	—
Amortization of prior loss	37	3	—	—
Amortization of prior service cost	12	11	—	—

Net period cost	$70	$11	$12	$12

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the Company’s annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. While we believe that our assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in our assumptions may materially affect the Company’s pension and other postretirement obligations, and future expense and shareholders’ equity. See also Part I, Item 3 in this Form 10-Q for further sensitivity analysis regarding the Company’s estimated pension obligation.
NOTE 8. FINANCING ARRANGEMENTS
In September 2006, the Company entered into an amended and restated credit agreement. The new agreement supersedes the former credit agreement and extends the term of the credit arrangement to June 30, 2009. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 remains $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 remains $30 million. As with the superseded credit agreement, amounts borrowed under the revised agreement are primarily secured by substantially all of the assets of the Company. There continues to be no borrowing base limitations under the new agreement. In connection with the amended and restated credit agreement, the Company executed and delivered a new revolving line of credit note to supersede the note under the prior credit agreement. The new note provides for an interest rate at the Company’s option of the prime rate minus 0.50%, or LIBOR plus 1.50%. There were no borrowings outstanding under the Company’s line of credit at September 30, 2006. At September 24, 2005, the Company had borrowed $12.6 million under the line of credit, which is included in the caption Note payable in the accompanying Condensed Consolidated Balance Sheets.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The grant is recorded as deferred revenue and is included in Other liabilities and Accrued expenses in the accompanying Condensed Consolidated Balance Sheets at

September 30, 2006 and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements.
The loan is recorded as Long-term debt in the accompanying Condensed Consolidated Balance Sheets at September 30, 2006 and will be forgiven by the Portland Development Commission ratably over two years if the Company meets certain facility usage requirements and employment criteria, including maintaining a minimum number of employees in the city of Portland, Oregon and paying those employees a competitive specified wage and benefits package. The loan, which is secured by certain leasehold improvements at the new distribution facility, is being amortized over the life of the related leasehold improvements, as a reduction of operating expenses on a straight-line basis over five years. At July 1, 2008, when the loan is forgiven in total, the Company will reclassify the remaining unamortized long-term debt to deferred revenue and continue to amortize the balance until 2011. If the Company does not meet the employment criteria, the loan will bear interest at 8.50% and will mature in 2013. For the quarter ending September 30, 2006, the Deferred revenue and Long-term debt balances were amortized as follows:

	Balance		Balance
(in thousands)	July 1, 2006	Amortization	September 30, 2006
Deferred revenue	$188	$(9)	$179
Long-term debt	562	(28)	534

Total	$750	$(37)	$713

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which will require the Company to recognize the underfunded status of its defined benefit pension and postretirement plans as a liability in its statement of financial position at December 31, 2006. Subsequent to initial recognition, the Company will recognize changes in funded status in the year in which the changes occur through comprehensive income. We believe the impact of adopting SFAS 158 will not have a material impact on the Company’s consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the impact of adopting FIN 48 will not have a material impact on the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	Potential problems or delays associated with the manufacture, transportation and delivery of foreign-sourced products, primarily in China. In particular, the exclusive manufacturer of certain of our rubber footwear products has experienced work stoppages with its workforce, and our ability to fill customer orders for this type of footwear would be negatively impacted if these labor issues were to continue.

•	Difficulties with accurate forecasting and controlling inventory levels, particularly for foreign sourced products with longer manufacturing lead times.

•	Reliance on foreign-sourced products and concentrations of currency, labor, and political risks, primarily in China.

•	Concentration of credit risk as our retail channel customers continue to consolidate and fund expansion of store growth. Our top six customers represent approximately 25% of our net sales.

•	Weather and its impact on the demand for outdoor footwear.

•	Product offerings that do not create customer demand.

•	The variable effects of seasonality in the second half of the year, which may have a disproportionate effect on overall financial condition and results of operations for the entire year.

•	General domestic economic conditions, including interest rates and foreign currency exchange rates.

•	Consumer confidence, unemployment rates, and related demand for footwear, including work and outdoor footwear.

•	Restrictions imposed under United States and/or foreign trading rules, regulations and policies, including export/import regulations, duties, and regulations affecting manufacturers and/or importers.

•	Commodity price increases, including rubber and petroleum, which affect transportation costs, footwear component costs, and ultimately product costs.
You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A — Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as may be updated or amended in our 2006 quarterly reports on Form 10-Q, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Nature of Business
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we develop and manufacture premium-quality, performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at the retail consumer and the safety and industrial channels of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel sales.
Weather, especially in the fall and winter, has been, and will continue to be a significant contributing factor to our results. Sales are typically higher in the second half of the year due to our cold and wet weather product offerings. We augment these offerings by infusing innovative technology into product categories, principally work products, with the intent to create additional demand in all four quarters of the year.
Overview
Net income for the third quarter and the first three quarters of 2006 was $2.5 million and $4.1 million, or $0.41 and $0.66 diluted earnings per common share, respectively as compared to $2.5 million and $3.2 million, or $0.40 and $0.52 diluted earnings per common share, for the same periods in 2005. The increase in net income of 3% in the third quarter over the same period in the prior year was due to increased sales volume and higher gross margins, substantially offset by increased operating expenses.
Sales to the work market were $12.5 million for the third quarter of 2006, up 4% from $12.1 million for the same period in 2005. The growth in work sales reflects the continued penetration into the general work market. Sales to the outdoor market were $20.3 million for the third quarter of 2006, up 7% from $18.9 million for the same period in 2005. Growth in the outdoor market primarily reflects the success of innovative products introduced in recent years and continued penetration into the hunting and hiking boot markets.
Gross margins are an essential factor in funding marketing, sales and product development costs. Gross margins improved by 190 basis points to 38.6% in the third quarter and 260 basis points to 39.1% in the first three quarters of 2006, respectively, when compared to the same periods in the prior year. Margin improvement in the third quarter was due to recently introduced products with higher margins, coupled with reduced sales discounts and allowances.
Selling, general and administrative (“SG&A”) expenses increased $1.4 million, or 19% to $8.7 million, for the quarter ended September 30, 2006. The increase primarily reflects expansion of our product development, sourcing and sales teams, increased incentive compensation expense and stock-based compensation expense. These types of investments are expected to continue to support the Company’s growth initiatives.
Trade accounts receivable at September 30, 2006 decreased $0.9 million or 3% from the September 24, 2005 balance. Although net sales were up 6% in the third quarter of 2006 compared to the same quarter in 2005, the Company reduced its Day’s Sales Outstanding (“DSO”) to 69 days at September 30, 2006 from 75 days at September 24, 2005. This reduction is related to improved collections and a reduction of sales with extended terms. DSO is computed by dividing total ending receivables for the quarter by net sales for the quarter and multiplying the quotient by 90.
At September 30, 2006, the Company had reduced inventory levels by approximately $4.5 million or 14% from September 24, 2005. The inventory reduction was primarily due to improved alignment of inventory purchases with actual sales demand.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

($ in thousands)	Quarter Ended			Three Quarters Ended
	Sept 30, 2006	Sept 24, 2005	% change	Sept 30, 2006	Sept 24, 2005	% change
Net Sales	32,840	31,021	6%	76,063	69,639	9%
Gross Profit	12,669	11,381	11%	29,737	25,451	17%
Gross Margin %	38.6%	36.7%		39.1%	36.5%
SG&A	8,736	7,365	19%	24,245	20,194	20%
% of Net Sales	26.6%	23.7%		31.9%	29.0%
Non-Operating Income (Exp.)	(20)	(137)	-85%	115	(243)	-147%
Income Before Income Taxes	3,913	3,879	1%	5,607	5,014	12%
Income Tax Provision	1,365	1,416	-4%	1,488	1,825	-18%
Net Income	2,548	2,463	3%	4,119	3,189	29%
Quarter Ended September 30, 2006 Compared to Quarter Ended September 24, 2005:
Net Sales: Third quarter consolidated net sales were $32.8 million, a 6% increase over the same period in 2005. Sales to the work market were $12.5 million for the third quarter, up 4% from $12.1 million for the same period in 2005. The growth in work sales reflects continued penetration into the general work market. Sales to the outdoor market were $20.3 million for the third quarter of 2006, up 7% from $18.9 million for the same period in 2005. Growth in the outdoor market primarily reflects the success of innovative products introduced in recent years and continued penetration into the hunting and hiking boot markets.
We continued to experience some delays in shipments of cold weather footwear from one of our Chinese contract manufacturers as a result of labor negotiations. As a result, $0.5 million of orders, originally scheduled for shipment in the third quarter, are expected to be shipped in the fourth quarter.
Gross Profit: Gross profit increased to $12.7 million, or 38.6% of net sales for the quarter ended September 30, 2006. Margin improvement of 190 basis points in the third quarter was due to recently introduced products with higher margins, coupled with reduced sales discounts and allowances.
Selling, General, and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses increased $1.4 million, or 19% to $8.7 million, for the quarter ended September 30, 2006. The increase reflects added incentive compensation expense ($0.4 million), investment in sales staff and related travel ($0.3 million), additional product development general and administrative compensation expense including the Asia office ($0.3 million), costs associated with the relocation of our Portland distribution center and office ($0.1 million of one-time expense and $0.2 million of recurring expense), and stock-based compensation expense ($0.1 million).
Non-Operating Income (Expense): Non-operating expense totaled $0.02 million for the third quarter of 2006, an improvement of $0.1 million from the same quarter last year. The reduction in non-operating expense was due to increased interest income and a reduction in interest expense.
Income Before Income Taxes: The Company reported income before income taxes of $3.9 million, a 1% increase when compared to the same period in 2005. The growth in net sales and gross margin in the third quarter of 2006 was offset by increased SG&A expenses.
Income Tax Provision: The Company recognized tax expense at an effective rate of 34.9% ($1.4 million on pre-tax earnings of $3.9 million) for the third quarter of 2006 as compared to an effective tax rate of 36.5% in the third quarter of 2005.
Net Income: Net income for the third quarter of 2006 was $2.5 million or 7.8% of net sales compared to $2.5 million or 7.9% of net sales in the third quarter of 2005. The increase in net income of 3% in the third quarter over the same period in the prior year was due to increased sales volume and higher gross margins, substantially offset by higher operating expenses.
First Three Quarters of 2006 Compared to the First Three Quarters of 2005:
Net Sales: Consolidated net sales increased 9% to $76.1 million for the first three quarters of 2006, when compared to the same period in 2005. In the work market, net sales increased 11%, to $38.6 million for the first three quarters of 2006 from $34.9 million for the first three quarters of 2005. Year-over-year growth in work sales reflects the success of the Company’s duty products and continued penetration into the general work and fire boot markets. In the outdoor market, net sales increased 8%, to $37.4 million for the first three quarters of 2006 from $34.7 million for the first three quarters of 2005. The growth in the outdoor market was related to the success of recent innovative product introductions and continued penetration into hunting and hiking markets.
Approximately $1.7 million or 2% of the revenue growth in the first three quarters of 2006 can be attributed to five more business days than in the first three quarters of 2005. We report our quarterly interim financial information based on 13-week periods. The nature of our 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of business days. Due to this 13-week calendar, every six years, five business days will be added back to quarter one, and removed from quarter four. The third quarters of 2006 and 2005 include the same number of weeks, but the first three quarters of 2006 includes five more business days than the first three quarters of 2005.
Gross Profit: Gross profit increased to $29.7 million or 39.1% of net sales for first three quarters of 2006 as compared to $25.5 million or 36.5% of net sales for the first three quarters of 2005. Margin improvement of 260 basis points in the first three quarters of 2006 was the result of improved product margins of recently introduced products , reduced sales discounts and allowances, and fewer markdowns.
Selling, General, and Administrative Expenses: SG&A expenses increased $4.1 million, or 20%, for the first three quarters of 2006 over the same period in 2005. The increase reflects investment in sales staff and related travel ($0.7 million), additional product development general and administrative compensation expense including the Asia office ($0.7 million), added incentive compensation expense ($0.6 million), costs associated with the relocation of our Portland distribution center and office ($0.1 million of one-time expense and $0.2 million of recurring expense), and stock-based compensation expense ($0.4 million). Other increases to SG&A for the first three quarters of 2006 included: marketing ($0.3 million), travel and training expenses ($0.4 million), legal and accounting costs ($0.2 million) and costs associated with the extra five business days in 2006 ($0.5 million).
Non-Operating Income (Expense): Non-operating income totaled $0.1 million for the first three quarters of 2006, as compared to $0.2 million of expense in the same period last year. The growth in non-operating income was due to one-time costs in 2005 that were not incurred in 2006, lower interest expense and increased interest income.
Income Before Income Taxes: As a result of higher sales volume and higher margins in the first three quarters of 2006, substantially offset by higher SG&A costs, the Company reported an increase of $0.6 million or 12% to $5.6 million in income before income taxes when compared to the same period in 2005.
Income Tax Provision: The Company recognized tax expense at an effective rate of 36% ($2.0 million on pre-tax earnings of $5.6 million) for the first three quarters of 2006. However, after recording $0.5 million of research and development tax credits in the second quarter, the Company’s effective rate was 26.5% for the first three quarters of 2006. As the discrete tax credits are related to prior years, the effective rate for the fourth quarter of 2006 is expected to continue at approximately 36%.
Net Income: Net income for the first three quarters of 2006 was $4.1 million, or 5.4% of net sales, compared to $3.2 million, or 4.6% of net sales, in the first three quarters of 2005. The increase in net income is due to increased net sales, improved gross margin and the discrete tax benefit recognized in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, borrowings under a revolving credit agreement, or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle.
The Company has a line of credit agreement with Wells Fargo Bank, N.A., which if not renewed, expires on June 30, 2009. Amounts borrowed under the agreement are primarily secured by the assets of the Company. The maximum aggregate principal amount of borrowings available from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings available from June 1 to December 31 is $30 million. There are no borrowing base limitations under the credit agreement. At the Company’s option, the credit agreement provides for interest rate options of prime rate minus 0.50%, or LIBOR plus 1.50%. There were no borrowings outstanding under the Company’s line of credit at September 30, 2006. At September 24, 2005, the Company had borrowed $12.6 million under the line of credit, which is included in the caption Note payable in the accompanying condensed consolidated balance sheets.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The loan will be forgiven over a two-year period as long as certain employment and facility usage requirements are met. The Company expects to meet these requirements. See Note 8, “Financing Arrangements” to the accompanying unaudited condensed consolidated financial statements.
Net cash used in operating activities was $0.8 million for the three quarters ended September 30, 2006, compared to net cash used of $19.0 million for the same period in 2005. Net cash provided by operating activities during the first three quarters of 2006 consisted primarily of net income of $4.1 million, adjusted for non-cash items including depreciation and amortization totaling $1.3 million, stock-based compensation of $0.4 million and changes in working capital components, primarily an increase in accounts receivable of $8.3 million, an increase in inventory of $3.0 million, partially offset by an increase in accounts payable of $3.2 million.
Net cash used during the first three quarters of 2005 consisted of net income of $3.2 million, adjusted for non-cash items including depreciation and amortization totaling $1.0 million, and changes in working capital components, primarily an increase in accounts receivable of $10.3 million and an increase in inventory of $15.4 million, partially offset by an increase in accounts payable of $2.0 million. The increase in inventory levels during the second and third quarters of 2005 was to support future anticipated sales and related shipments.
Net cash used in investing activities was $3.6 million in the first three quarters of 2006 compared to $1.1 million for the same period in 2005. The cash used in both years was for capital expenditures. Capital expenditures related to the new leased distribution facility and administrative office in Portland, Oregon accounted for most of the increase in 2006 over the same period in 2005. Total capital expenditures are expected to be approximately $4.0 million in 2006.
Net cash provided by financing activities was $0.8 million in the first three quarters of 2006 compared to $12.9 million for the same period in 2005. The Portland Development Commission funded $0.8 million of the Company’s capital expenditures in 2006. In 2005, the Company borrowed on its line of credit to fund increases in inventory and accounts receivable.

A summary of our contractual cash obligations at September 30, 2006 is as follows:

(In Thousands)	Payments due by period
		Remaining
Contractual Obligations	Total	in 2006	2007	2008	2009	2010	Thereafter

Long-term debt (1)	$534	$—	$—	$—	$—	$—	$534
Operating leases (2)	11,070	442	1,447	1,330	1,023	990	5,838

Total Contractual Obligations	$11,604	$442	$1,447	$1,330	$1,023	$990	$6,372

(1)	As long as the Company meets certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 8, “Financing Arrangements” to the accompanying unaudited condensed consolidated financial statements for additional information.

(2)	In August 2006, the Company signed a first amendment and extension of lease for one of its leased warehouse facilities in La Crosse, Wisconsin. The amendment extends the life of the lease through May 2009 and removes all sublease agreements. The previous sublessees now pay rent directly to the lessor.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 30, 2006, no such losses existed.
We also have commercial commitments as described below:

(In Thousands)
Other Commercial	Maximum Amount	Outstanding at
Commitment	Committed	September 30, 2006	Date of Expiration
Line of credit	$30,000	$ —	June 2009
Our defined benefit pension plan provides for minimum annual funding levels. Such minimum funding levels will require estimated contributions to the plan of $1.2 million before the end of fiscal year 2007. We are currently evaluating the potential benefits of funding approximately $0.6 million to $1.2 million before the end of fiscal year 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies and estimates are summarized in our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2006, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the footnotes to these condensed consolidated financial statements or below.
Revenue Recognition: We recognize revenue when products are shipped, the customer takes title and assumes risk of loss, collection of related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of goods sold.

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
Allowance for Slow-Moving Inventory: On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made. We have established reserves for slow-moving inventories and believe the reserve of $0.6 million at September 30, 2006 is adequate.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer within a specified period of time after sale. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold and historical and anticipated rates of warranty claims. We also utilize historical trends and information received from customers to assist in determining the appropriate warranty accrual levels. We believe our warranty liability of $0.8 million at September 30, 2006 is adequate to cover the estimated costs we will incur in the future for warranty claims on products sold before September 30, 2006.
Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review long-lived assets and certain identifiable intangible assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such assets include goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in property and equipment of $5.4 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we will record impairment charges for these assets. Please refer to the Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as may be updated or amended in our 2006 quarterly reports on Form 10-Q, for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows, which could have a material impact on the recorded values of our long-lived assets and certain identifiable intangible assets.
Stock-Based Compensation: We adopted the provisions of SFAS 123R, Share-Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense on new awards. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in compensation expense and an increase in the risk-free interest rate will increase compensation expense. We believe the assumptions used in computing our compensation expense for the period ended September 30, 2006 are appropriate.
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations, our future expense and equity. See also Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further sensitivity analysis regarding our estimated pension obligation.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial instrument market risk results from fluctuations in interest rates. At our option, the line of credit interest rate is either the prime rate minus 0.50%, or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. The Company has not had to borrow on its line of credit in the current fiscal year through September 30, 2006. However, assuming outstanding borrowings of $10.0 million throughout the year, a one percent change in the applicable rate would have caused our annual interest expense to change by approximately $0.1 million.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2005, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million, net of tax, at December 31, 2005 with a corresponding charge to shareholders’ equity. Furthermore, a plus or minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable, an amount is recorded in our financial statements.
ITEM 1A. Risk Factors
The risk factors as set forth in our Annual Report of Form 10-K for the fiscal year ended December 31, 2005 under the caption “Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.” is amended to include the following provision:
The Company has generally been able to obtain footwear products for resale from reliable suppliers. Nevertheless, because of price and quality considerations, the Company purchases substantially all of certain rubber footwear products from one supplier in China. This supplier has experienced work stoppages with its workforce. If these issues were to continue, the Company’s future revenues would be negatively impacted due to an inability to fill customer orders for this type of footwear. The Company is seeking to mitigate this risk by finding alternative suppliers for the same types of products. We expect one new supplier for these products to begin shipments in January 2007.

ITEM 6. Exhibits
     Exhibits
(10.1)	Amended and Restated Credit Agreement, dated September 8, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [Incorporated by reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2006]

(10.2)	Revolving Line of Credit Note, dated September 8, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2006]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: November 1, 2006	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2006	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

Exhibit
No.	Exhibit Description

(10.1)	Amended and Restated Credit Agreement, dated September 8, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [Incorporated by reference to Exhibit 10.1 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2006]

(10.2)	Revolving Line of Credit Note, dated September 8, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2006]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.