Form 10-K
period 2006-12-31
LACROSSE FOOTWEAR INC
filed 2007-03-20
CIK 919443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
17634 NE Airport Way
Portland, Oregon
(Address of principal executive offices)
97230
(Zip code)
Registrant’s telephone number, including area code: (503) 262-0110
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Exchange on which securities are registered:
Common Stock, $.01 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):    Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at July 1, 2006: $37,728,354.
Number of shares of the registrant’s common stock outstanding at March 2, 2007: 6,066,098 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2006, the end of the Company’s fiscal year.

PART I
Item 1.       Business
Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.
General
LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leader in the design, development, marketing and manufacturing of premium quality footwear and apparel for the work and outdoor markets. We market our products primarily under the LACROSSE® and DANNER® brands through selected distributors, retailers, and direct to consumer channels. Our products are characterized by innovative technology, functional design, comfort, durability, performance features, and quality materials.
LaCrosse was incorporated in Wisconsin in 1983, but traces its history to 1897 when La Crosse Rubber Mills Company was founded. The family of Joseph P. Schneider, our Chief Executive Officer, purchased LaCrosse’s predecessor company from the heirs of the founding family and other shareholders in 1982.
Historically, LaCrosse produced footwear primarily made of rubber, with some models incorporating leather or fabric uppers. In 1994, the Company acquired Danner, Inc. (“Danner”), a producer of premium quality leather footwear for the work and outdoor markets, which is sold primarily under the DANNER® brand.
In 2005, the Company formed LaCrosse International, Inc., a wholly owned subsidiary, to improve its sourcing capabilities in Asia.
Strategy
Our business strategy is to continue to:
•	build, position and capitalize on the strength of established brands;

•	develop innovative products and relevant technologies that will differentiate our footwear and apparel products;

•	offer superior customer service; and

•	expand and enhance our strong network of sales channels and customer base.
Brand Positioning
Within the retail channel of distribution, we market footwear and apparel under the DANNER® and LACROSSE® brands. We also sell products through the safety and industrial distributor channel principally under the LACROSSE® brand. We believe each brand is positioned uniquely in the marketplace to capitalize on differences in end user expectations for performance, price, and function. The DANNER® brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE® brand has a broader product line across multiple price points including rubber and leather footwear as well as a line of rainwear and protective clothing.

Products
Our branded product offerings for the work and outdoor markets include the following major categories:
Rubber Footwear
We market rubber footwear mainly under the LACROSSE® brand in both the work and outdoor markets. The product line focuses on high performance, innovative rubber products directed to specific work and outdoor markets.
In addition, we market footwear products in rubber bottom, leather/fabric upper for extreme cold and other high performance applications. A rubber bottom boot with a leather or fabric upper combines the flexibility of rubber footwear with the fit and support of a laced leather boot.
Leather Footwear
We market leather footwear under the DANNER® and LACROSSE® brand names. The DANNER® products consist of premium quality work and outdoor boots available in numerous styles, many of which feature the stitch-down manufacturing process, which provides outstanding support and built-in comfort for the owner. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in its leather boots. The LACROSSE® brand also markets a line of indoor and outdoor leather work boots appealing to consumers who desire durability and comfort.
Rainwear and Protective Clothing
Rainwear and protective clothing are complementary products in many work and outdoor environments. We offer a line of quality rainwear and protective clothing appealing to workers in utility, construction, chemical processing, food processing, and other groups that traditionally purchase through industrial distributors. While most of the garments are developed for general workwear, a number are constructed for specific applications such as acid and flame environments and high visibility. We market these products based on their durability and quality.
During 2006, we offered approximately 470 styles of footwear and protective clothing. The percentage of net sales into work markets in 2006, 2005 and 2004 were approximately 51%, 51% and 56%, respectively and sales to outdoor markets were 49%, 49% and 44%, respectively.
Accessories
In December 2005, we introduced a high quality, technical sock line in both the LACROSSE® and DANNER® brands. We also sell footwear accessories such as laces and boot care products.

Product Design and Development
Our product design and development concepts originate within the company and through communication with our customers and suppliers. Such product concepts are based upon perceived consumer needs and may include new technological developments in footwear, rainwear and materials. Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. New product needs generally can be related to functional or technical characteristics. The final aesthetics of the product are determined by marketing and product development personnel, at times in conjunction with outside design consultants. Once a product design is approved for production, responsibility may be shared with outside sourcing facilities for pattern development and commercialization.
Customers, Sales, and Distribution
We market our brands and associated products through two primary channels of distribution: (1) retail, and (2) safety and industrial.
Within the retail market, the LACROSSE® and DANNER® brands are marketed through independent representative groups and our in-house sales staff. For both brands, some of the independent agents are part of multi-line representative groups and some are dedicated solely to our products. A national account sales team complements the sales activities for the brands.
Our products are sold directly to more than 3,500 accounts, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, distributors, and federal, state, and local government agencies. Our customer base is also diversified as to size and location of customer and markets served. As a result, we are less dependent upon a few customers. However, our retail and safety and industrial customers have recently shown a trend towards consolidation into regional, super regional, and national businesses, and this trend has the effect of consolidating our customer base. As consolidation continues, our dependency on fewer, larger customers may increase.
We currently operate four Internet websites for use by consumers and retailers. The primary purpose of the consumer-oriented websites is to provide product and company information. In addition, two of these four sites sell products to consumers who choose to purchase directly from us. The business-to-business website for the LACROSSE® and DANNER® brands provides product ordering capability and critical information to dealers about the status of pending orders, inventory levels, shipping and other data. Our corporate website, www.lacrossefootwearinc.com, provides information about the company and its brands to investors and the corporate community.
We operate a retail outlet store at the factory in Portland, Oregon. The factory outlet store sells slow-moving merchandise, factory seconds, and first quality products for both DANNER® and LACROSSE® brands.
International sales are primarily derived through our Japanese and European independent distribution networks.
Advertising and Promotion
Our marketing expenditures are specifically targeted at promotional materials, cooperative advertising and point-of-sale advertising designed to assist dealers and distributors in the sale of our products. We customize our advertising and marketing materials and programs for each of our brands in each of our distribution channels, which allows us to emphasize those features of our products that have special appeal to the applicable targeted consumer.
We advertise and promote our products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, online promotion, and co-promotion with dealers and suppliers.
Manufacturing and Sourcing
Prior to 2002, we manufactured the majority of our rubber and leather products in our United States manufacturing facilities. During the last decade, the quality and timeliness of products provided by offshore sources have improved substantially. As a result, we believe that today’s consumer preference is for products that offer the best value regardless of the origin of manufacture. We outsourced the manufacture of 76% of net sales dollars in 2006, 79% in 2005, and 65% in 2004.
Significant portions of the outsourced products are purchased from a limited number of foreign manufacturers located in the Asia-Pacific region, primarily in China. We have established criteria for our third-party manufacturers in order to monitor product quality and labor practices. Sources of capacity related to these products are available worldwide and we have identified alternative sources for these products. These alternate sources are in varying degrees of development.
With the formation of LaCrosse International, Inc., we now have personnel located in China, who work with our suppliers to maintain our high quality standards, to locate complementary sourcing alternatives, and to increase speed to market for new products.
The raw materials used in production of our products are leather, crude rubber and oil-based vinyl compounds for protective clothing products. Since these raw materials are all available on a global basis, we have no reason to believe they will not continue to be available at competitive prices.
LaCrosse, or our contract manufacturers, purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. Gore has traditionally been one of Danner’s largest suppliers in terms of dollars spent on raw materials. Over 90% of Danner styles are GORE-TEX® lined. We have a contract with Gore that is terminable by either party upon 90 days written notice. We believe our relationship with Gore is good. GORE-TEX® is a registered trademark of W.L. Gore & Associates, Inc. In the event the relationship were to terminate, we have identified other sources of products with similar characteristics.
Competition
The categories of the footwear and apparel markets in which we operate are highly competitive. We compete with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than LaCrosse. Because we have a broad product line, our competition varies by product category. We believe we maintain a competitive position through the strength of our brands, our attention to quality, delivery of value, position as an innovator, our record of delivering products on a timely basis, strong customer relationships, and, in some cases, the breadth of our product line. We have four major competitors in our rubber product markets and at least six major competitors in our leather footwear products and in our rain weather and protective clothing product markets.

Several rubber boot manufacturers with strong brand recognition in their respective markets are our main competitors, though we occupy a favorable niche in the higher price segments of the work and outdoor rubber boot markets. Our history of supplying quality rubber boots has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which we must effectively compete. We believe that our superior quality products, innovation and design leadership, coupled with solid delivery and customer support enables us to effectively compete in this market.
Leather boot manufacturers and suppliers, some of which have strong brand name recognition in the markets they serve, are the major competitors of our DANNER® and LACROSSE® leather product lines. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By attention to these factors, we believe that the DANNER® footwear line has maintained a strong competitive position in our market niches. For leather and rubber boots, the LACROSSE® brand sources all products offshore. We compete with other distributors with products similarly sourced from offshore locations.
Employees
As of December 31, 2006, we had approximately 300 employees located in the United States and three employees in our China office. Approximately 25 of our employees at the La Crosse, Wisconsin facility are represented by the United Steel Workers of America under a three-year collective bargaining agreement, which expires in September 2009. Approximately 125 of our employees at the Portland, Oregon facility are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement, which will expire in January 2009. We consider our employee relations to be good.
Trademarks and Trade Names; Patents
We own United States federal registrations for several of our marks, including LACROSSE®, DANNER®, RED BALL®, RAINFAIR®, the stylized Indianhead design that serves as our logo, FIRETECH®, ICE KING®, ICEMAN®, AIRTHOTIC®, GAMEMASTER®, TERRA FORCETM, HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT®, STRIKER®, PRONGHORN®, and RED BALL JETS®. We generally attempt to register a trademark relating to a product’s name only when we intend to heavily promote the product or where we expect to sell the product in large volumes. However, we rely on common law trademark rights for all unregistered brands. We defend our trademarks and trade names against infringement to the fullest extent practicable under the law.
We also own several United States patents, including the DANNER BOB® outsole; TERRA FORCETM, a three-shank cement and stitch-down manufacturing process; and our AIRTHOTIC® ventilated arch support that fits under the heel. Our newest platform outsole/midsole construction process, EXOTM, is patent-pending at this time.

Seasonality
Sales have been historically higher in the second half of the year due primarily to higher sales of our cold and wet weather product offerings during the winter months. This was also the case in 2006, during which our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2006 than in the last two quarters of 2006. We expect this seasonality to continue in the near future.
In order to satisfy shipping requirements, we place orders for sourced product during the first quarter with anticipated delivery to us starting late in the second quarter. As a result, inventories generally peak early in the third quarter, and then trend down by the end of year. Factors other than seasonality could have a significant impact on our backlog and therefore, our backlog at any one point in time may not be indicative of future results.
Foreign Operations and Export Sales
Other than LaCrosse International, Inc. (“LaCrosse International”), which is a wholly-owned subsidiary located in China, we do not own a majority or controlling interest in any other international company. All of our fixed assets are located in the United States. We achieve international sales through a focused set of independent distributors. Total international sales accounted for approximately 5%, 5% and 4% of our net sales in 2006, 2005 and 2004, respectively. LaCrosse International is our first representative office and was created primarily to work with our suppliers to maintain our high quality standards, to locate complementary sourcing alternatives, and to increase speed to market for new products.
Environmental Matters
LaCrosse and the industry in which we compete are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on our operations in the future. Compliance with federal, state and local requirements which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they anticipated to have, a material effect on our capital expenditures, earnings or competitive position.

Executive Officers of the Registrant
The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
Joseph P. Schneider	47	President, Chief Executive Officer and Director
David P. Carlson	51	Executive Vice President, Chief Financial Officer, and Secretary
J. Gary Rebello	55	Vice President of Human Resources
C. Kirk Layton	51	Corporate Controller
Craig P. Cohen	40	Vice President of Demand Planning
Erron S. Sorensen	37	Vice President of Marketing
Kirk S. Nichols	38	Vice President of Sales
Robert G. Rinehart, Jr.	54	Vice President of Product Development
Where You Can Find More Information
We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at www.sec.gov where you can obtain most of our SEC filings. We also make available, free of charge on our corporate website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (800) 654-3517.
Forward Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.
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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors”, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
We conduct a significant portion of our manufacturing activities and a certain portion of our net sales outside the U.S. Therefore we are subject to the risks of international commerce, including the following:
We use third party manufacturers located in foreign countries, primarily in China, to manufacture the majority of our products, including most of our LACROSSE® branded products. We also sell a growing percentage of our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
•	delays associated with the manufacture, transportation and delivery of foreign-sourced products;

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	increased transportation costs due to rising energy prices, more burdensome port security procedures, or other factors;

•	delays in the transportation and delivery of goods due to increased security concerns;

•	foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), a risk for which we do not currently seek to mitigate through hedging transactions;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political unrest, terrorism or war, any of which can interrupt commerce;

•	expropriation and nationalization;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	limited capital of foreign distributors and the possibility that such distributors may terminate their operations or their relationships with us; and

•	concentration of credit risk, currency, and political risks associated with international distributors. International distributors represent 5% of our net sales in 2006.
Additionally, although sales outside of the U.S. did not constitute a significant portion of our revenues in 2006, we expect our international sales will grow over the next few years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as the Company has a limited number of foreign distributors, who may have inadequate capital to continue operations over the long-term. Sales to the international markets are achieved through those foreign distributors. If the relationship with those distributors were to deteriorate, it could have an adverse impact assuming the Company is unable to engage suitable alternatives in a timely manner.
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
The continued consolidation of retailers, and the leveraged growth in the overall number of stores, increases and concentrates our credit risk.
Significant retailers in the work and outdoor retail industry continue to expand rapidly through construction of additional stores and acquisitions. Further, the industry continues to experience consolidation, resulting in a smaller number of primary retailers. The increased capital requirement required to open and operate new stores concentrates the Company’s credit risk in a relatively small number of customers. If these retailers were to extinguish their capital and were unable to replenish their liquidity, there is a risk that their outstanding payables to our Company may not be paid.
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
In 2006, third party manufacturers produced approximately 76% of our footwear products. Currently, we have footwear manufacturing arrangements with third party manufacturers located in China, Thailand, and Europe. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various factors, one or more of our third party manufacturers may be unable to continue meeting our production requirements. For example, the exclusive manufacturer of certain of our rubber footwear products has experienced work stoppages with its workforce, and our ability to fill customer orders for this type of footwear would be negatively impacted if these labor issues were to reoccur. Moreover, some of our third party manufacturers have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, one or more manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
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

Labor disruptions or disruptions due to natural disasters or casualty losses at one of our two distribution facilities or our domestic manufacturing facility could have a material adverse effect on our operations.
We have distribution centers in Portland, Oregon and La Crosse, Wisconsin and a domestic manufacturing facility in Portland, Oregon. Some of the employees at each of these facilities are organized in labor unions. Our inability to renew on favorable terms the collective bargaining agreements between us and the unions that represent our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
In addition, any natural disaster or other serious disruption at one of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
Our financial success may be limited by the strength of our relationships with our retail customers and by the success of such retail customers.
Our financial success is significantly related to the willingness of our retail customers to continue to carry our products and to the success of such customers in selling our products. We do not have long-term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our retail customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.
In 2006, our five largest retail customers accounted for approximately 25% of our revenues. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future. Any significant increase in our bad debt expense relative to revenues would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.
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
Our competitors include footwear manufacturers, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. The principal competitive differentiators in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A number of our competitors:
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
Our competitors’ greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, a major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. If we fail to compete successfully in the future, our sales and profits may decline, our financial condition may deteriorate and the market price of our common stock may fall.
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
We purchase raw materials and component parts from various suppliers to be used in the manufacturing of our products. Changes in our relationships with suppliers or increases in the costs of purchased raw materials or component parts could result in manufacturing interruptions, delays, inefficiencies or our inability to successfully market our products. We also rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. If petroleum costs were to increase it could result in significantly higher freight costs to our company. Increased petroleum costs also affect our manufacturing costs, as rubber is a key component of our footwear. Our profit margins may decrease if prices of purchased raw materials, component parts, finished goods, or petroleum increase and we are unable to pass on those additional costs to our customers.
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
We depend on a limited number of sources for the primary materials used to make our footwear. For example, we and our contract manufacturers purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over 90% of Danner styles are GORE-TEX® lined. We have a supply contract with Gore that is terminable by either party upon 90 days written notice.
While we consider our relationship with Gore to be good, if Gore were to terminate our agreements, the time required to obtain substitute materials could interrupt our production cycle. Further, consumers may be unwilling to accept any such replacement material. Any termination or delay in our supply of GORE-TEX® waterproof fabric or the loss of our ability to use the GORE-TEX® mark in association with our products, or in the procurement of any other key product component, could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.
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
Our revolving credit facility contains financial and operating covenants with which we must comply. As of December 31, 2006, we were in compliance with each of these covenants. However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.
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
Item 1B.       Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
The following table sets forth certain information, as of December 31, 2006, relating to our principal facilities.

	PROPERTIES
		Approximate Floor
Location	Owned or Leased	Area in Square Feet	Principal Uses

Portland, OR	Leased(1)	145,000	New principal sales, marketing and executive offices and distribution facility

Portland, OR	Leased(2)	36,000	Manufacturing operations and retail outlet store

La Crosse, WI	Leased(3)	185,000	Distribution facility

La Crosse, WI	Leased(4)	236,000	Distribution facility

Zhongshan, China	Leased	1,400	Office space

(1)	In June 2006, we moved our corporate headquarters and distribution center for our Danner line of footwear products to a newly constructed, 145,000 square foot building in Portland, Oregon. The monthly base rent on the Single Tenant Industrial Lease is scheduled for 120 months from August 1, 2006 and the Lease provides for potential term extensions of up to 60 months after the original term.

(2)	The lease for this facility expires in March 2009; however, we have the option to extend the term for an additional five years.

(3)	In August 2006, we signed a first amendment and extension of lease for this facility. The amendment extends the term of the lease through May 2009 and removes all sublease agreements. The previous sublessees now pay rent directly to the lessor.

(4)	In August 2006, we extended our lease on this facility through April 2009.
Based on present plans, we believe that our current facilities, which are in reasonably good operating condition, will be adequate to meet our anticipated needs for at least the next few years.

Item 3.	Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable, a reasonable estimate is recorded in our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
During the fourth quarter of the fiscal year ended December 31, 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On March 2, 2007, the closing sale price of our common stock was $14.75 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2006		2005
	High	Low	High	Low
First Quarter	$12.15	$9.70	$13.67	$10.06
Second Quarter	13.98	11.30	13.19	8.00
Third Quarter	13.50	11.49	12.80	9.58
Fourth Quarter	13.71	11.63	12.78	9.51
As of March 2, 2007, there were 255 shareholders of record and 1,090 beneficial owners of our common stock.
Dividends
We did not declare or pay a cash dividend in 2006 or 2005. Future dividend policy and payments, if any, will depend upon earnings and financial condition of the Company, our need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.
Sales of Unregistered Securities
We did not have any unregistered sales of equity securities in 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any purchases of our equity securities in 2006.
Equity Compensation Plan Information
The information required by this item with respect to our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.
Market Price of the Registrant’s Common Equity
     The following graph compares on a cumulative basis changes since December 31, 2001, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Hemscott Textile-Apparel Footwear/Accessories Industry Group Index (the “Hemscott Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2001 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Hemscott Group Index.
5-year Cumulative Total Return

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
LaCrosse Footwear, Inc.	$100	$81	$246	$337	$338	$415
NASDAQ Global Market Index	$100	$70	$105	$114	$116	$128
Hemscott Group Index	$100	$99	$144	$192	$207	$254

Item 6. Selected Financial Data
Selected Income Statement Data

Year Ended December 31	2006	2005	2004	2003	2002
(in thousands, except per share data)
Net sales	$107,798	$99,378	$105,470	$95,687	$97,785
Operating income (loss)	8,834	8,609	7,640	3,666	(3,999)
Net income (loss)	6,344	5,234	6,973	2,630	(5,086)

Net income (loss) per common share
Basic	$1.05	$0.88	$1.18	$0.45	($0.87)
Diluted	$1.02	$0.85	$1.15	$0.44	($0.87)

Weighted average common shares outstanding
Basic	6,022	5,954	5,891	5,874	5,874
Diluted	6,213	6,166	6,070	5,939	5,874
Selected Balance Sheet Data

Year Ended December 31	2006	2005	2004	2003	2002
(in thousands)
Inventories	$22,038	$24,865	$16,962	$24,042	$23,460
Total assets	73,533	64,583	57,788	55,241	60,845
Note payable	—	—	—	5,319	8,378
Long-term debt, including current maturities	506	—	—	2,219	4,432
Shareholders’ equity	57,344	50,477	45,151	37,876	35,089
No dividends were declared or paid in any year from 2002 through 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our mission is to maximize and enhance the work and outdoor experience for our customers. To achieve this, we develop and manufacture premium-quality performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at both the retail consumer and the safety and industrial channels of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve safety and industrial channel and the broader work market sales.
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
Consolidated net sales for 2006 increased 8%, to $107.8 million, from $99.4 million in 2005. Sales to the work market were $54.7 million in 2006, up 8% from $50.4 million in 2005. The growth in work sales reflects the success of our fire boot offerings along with continued penetration into the uniform market. Sales to the outdoor market were $53.1 million in 2006, up 9% from $48.9 million in 2005. Growth in the outdoor market reflects continued penetration into the hunting and hiking boot markets.
Gross margins improved by 260 basis points to 39.2% in 2006 from 36.6% in 2005. Margin improvement in 2006 was due to innovative products introduced in recent years with higher margins, a price increase in the fourth quarter, and fewer closeout sales.
Selling, general and administrative (“SG&A”) expenses increased $5.7 million, or 21% to $33.5 million in 2006. The increase primarily reflects expansion of our sales, product development, and sourcing teams, increased incentive compensation expense and stock-based compensation expense. These types of investments are expected to continue to support our growth initiatives.
Net income for 2006 was $6.3 million or $1.02 diluted earnings per common share compared to $5.2 million or $0.85 diluted earnings per common share in 2005. The increase in net income of 21% was due to increased sales volume and higher gross margins, substantially offset by increased operating expenses.
The trade accounts receivable balance at December 31, 2006 increased $3.2 million or 19% from December 31, 2005. The increase in accounts receivable was primarily due to an 8% growth in net sales and an increase in our orders for immediate delivery (“at once business”) during the latter part of the fourth quarter compared to the prior year. During the final two months of 2006, net sales grew at a greater rate than the overall growth rate, which is expected to translate into increased cash collections during the first quarter of 2007. As a result, Days Sales Outstanding (“DSO”) increased from 50 days at December 31, 2005 to 56 days at December 31, 2006. DSO is computed by dividing ending receivables by quarterly net sales and multiplying the quotient by 90 days.

At December 31, 2006, we had reduced inventory levels by approximately $2.8 million or 11% from December 31, 2005. The inventory reduction was primarily due to improved alignment of inventory purchases with actual sales demand and increased at once business during the latter part of the fourth quarter compared to the same period in the prior year.
RESULTS OF OPERATIONS — FISCAL 2006 COMPARED TO FISCAL 2005
Financial Summary — 2006 versus 2005
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2006	2005	$ Change	% Change
Net Sales	$107.8	$99.4	$8.4	8%
Gross Profit	42.3	36.3	6.0	17%
Gross Margin %	39.2%	36.6%
SG&A	$33.5	$27.7	$5.7	21%
% of Net Sales	31.0%	27.9%
Non-Operating Income (Expense)	$0.1	$(0.3)	$0.4	-133%
Income Before Income Taxes	8.9	8.3	0.6	8%
Income Tax Expense	2.6	3.1	(0.5)	-16%
Net Income	6.3	5.2	1.1	21%
Consolidated Net Sales: Consolidated net sales for 2006 increased 8%, to $107.8 million, from $99.4 million in 2005. In the work market, net sales increased 8%, to $54.7 million, from $50.4 million in 2005. Year-over-year growth in work sales reflects the success of our fire boot offerings along with continued penetration into the uniform market. In the outdoor market, net sales increased 9%, to $53.1 million, from $48.9 million in 2005. The growth in the outdoor market primarily resulted from the continued penetration into the hunting and hiking markets. In addition, the introduction of socks into the work and outdoor markets contributed to our overall sales growth.
Gross Profit: Gross profit for 2006 was 39.2% of consolidated net sales, compared to 36.6% in 2005. Margin improvement of 260 basis points was the result of improved margins of products introduced in recent years with higher margins and a price increase in the fourth quarter (180 basis points), and fewer markdown sales (80 basis points).
Sales, General and Administrative Expenses (SG&A): SG&A expenses in 2006 increased $5.7 million, or 21%, to $33.5 million from $27.7 million in 2005. The increase reflects added compensation expenses of $3.6 million, which primarily includes additional sales, product development, and sourcing staff ($1.7 million), incentive compensation ($1.4 million) and stock-based compensation ($0.5 million). Additionally, travel and training expenses increased $0.8 million and costs associated with the relocation of our Portland distribution center and office were $0.5 million.
Non-operating Income: Non-operating income in 2006 increased $0.4 million, to $0.1 million from a non-operating expense of $0.3 million in 2005. The increase was primarily the result of interest income more than offsetting interest expense and bank fees. At the end of 2006 and 2005, we had no outstanding borrowings under our line of credit.
Income Before Income Taxes: Income before income taxes increased by $0.6 million, or 8%, to $8.9 million from $8.3 million in 2005. The increase was due to an 8% increase in net sales and a 260 basis point improvement in gross margins, partially offset by a 21% increase in SG&A expenses.
Income Taxes: Income tax expense in 2006 decreased to $2.6 million, from $3.1 million in 2005. Our effective rate was 28.9% in 2006 compared to an effective tax rate of 36.9% in 2005, the reduction being primarily due to research and development tax credits of approximately $0.6 million in 2006. In future periods of earnings, we will continue to report income tax expense at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.
Net Income: As a result of consolidated net sales, gross profit, and SG&A changes discussed above, we realized 2006 net income of $6.3 million, or $1.02 net income per diluted common share, compared to $5.2 million or $0.85 net income per diluted common share in 2005.
RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO FISCAL 2004
Financial Summary — 2005 versus 2004
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	2005	2004	$ Change	% Change
($ in millions)
Net Sales	$99.4	$105.5	$(6.1)	-6%
Gross Profit	36.3	35.6	0.7	2%
Gross Margin %	36.6%	33.8%
SG&A	27.7	28.0	(0.3)	-1%
% of Net Sales	27.9%	26.5%
Non-Operating Expenses	(0.3)	(0.4)	0.1	-25%
Income Before Income Taxes	8.3	7.2	1.1	15%
Income Tax Expense	3.1	0.3	2.8	1052%
Net Income	$5.2	$7.0	$(1.8)	-26%
Consolidated Net Sales: In 2005, we experienced a decrease in consolidated net sales of $6.1 million, or 6% from 2004. The overall sales decline was due in part to our shipment of $9.8 million in General Service Administration (“GSA”) delivery orders to the United States government in 2004, which was not part of an ongoing contract. Net sales in 2004 also included $5.1 million in sales to the lower margin PVC boot market, which we exited in 2004. Excluding these items, our consolidated net sales grew $8.8 million, or 9.7% in 2005. This increase reflected the recent introduction of innovative products and continued penetration of existing products directed at our core consumer base in both the work and outdoor markets.

In the outdoor market, net sales increased to $48.9 million in 2005 from $44.8 million in 2004, or an increase of 9%. Growth in the outdoor market was primarily attributed to recent new products and continued penetration of existing products delivered to the hunting market.
In the work market, net sales decreased from $60.7 million in 2004 to $50.4 million in 2005, a decline of 17%, or $10.3 million. Excluding sales totaling $14.9 million from GSA delivery orders and our former PVC boot line, work sales grew by $4.6 million, or 10% in 2005. The growth was attributable to the introduction of new products within our general work and uniform boot lines.
Gross Profit: Gross margin for 2005 was 36.6% of consolidated net sales, compared to 33.8% in 2004. The margin improvement of 280 basis points was primarily attributed to our strategic discontinuation of lower margin products, primarily the PVC boot line (170 basis points) and increased sales of new higher-margin products (110 basis points). As the result of improved margin percentages, gross profit increased by $0.6 million from $35.7 million in 2004 to $36.3 million in 2005 despite lower consolidated net sales. The provision for slow-moving and obsolete inventory decreased in 2005 by $1.0 million, or 58%, down to $0.7 million, primarily through targeted sales programs within our normal channels of distribution.
Sales, General and Administrative Expenses (SG&A): SG&A expenses decreased $0.3 million, or 1.1%, to $27.7 million in 2005, compared to $28.0 million in 2004. However, as a percentage of consolidated net sales, SG&A expenses increased from 26.5% of sales in 2004 to 27.9% of sales in 2005. The overall operating expense reduction in 2005 was largely the result of a reduction in total incentive compensation of $0.9 million and a decrease of $0.5 million in general operating expense associated with the Claremont, New Hampshire facility, which ceased operations in 2004. This decrease was primarily offset by increased compensation costs of $0.6 million related to additional staffing in our product development, sales and marketing teams.
Non-operating Expenses: Non-operating expenses in 2005 decreased $0.1 million, or 25%, to $0.3 million from $0.4 million in 2004. The decrease was primarily the result of lower interest expense, due to reduced borrowings.
Net Income Before Taxes: Net income before taxes increased by $1.1 million, or 15%, to $8.3 million from $7.2 million in 2004. This increase resulted primarily from our continued improvement in gross margins resulting in additional gross profits and a reduction of overall SG&A expenses.
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
Net Income: As a result of the consolidated net sales, gross profit, and SG&A changes discussed above, we realized 2005 net income of $5.2 million, or $0.85 net income per diluted common share, compared to $7.0 million or $1.15 net income per diluted common share in 2004. The decrease in net income in 2005 was primarily due to income tax expense of $3.1 million reflected in 2005 as compared to $0.3 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not have to borrow against our credit line during 2006.
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2009. Amounts borrowed under the agreement are primarily secured by all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 is $30 million. There are no borrowing base limitations under the credit agreement. No amounts were outstanding under this agreement as of December 31, 2006 or 2005. At our option, the credit agreement provides for interest rate options of prime rate minus 0.50% or LIBOR plus 1.50%.
In June 2006, we received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, the proceeds of which were used to finance certain leasehold improvements at our new distribution facility. The loan will be forgiven over a two-year period as long as certain employment and facility usage requirements are met. See Note 4, “Financing Arrangements” to the accompanying consolidated financial statements.
Net cash provided by operating activities was $9.9 million in 2006, compared to net cash used in operating activities of $0.6 million for 2005. The 2006 amount consisted of net income of $6.3 million, adjusted for non-cash items including depreciation and amortization totaling $1.7 million and $0.5 million of stock-based compensation expense, and changes in working capital components, consisting primarily of an increase in accounts receivable of $3.2 million, and a decrease in inventory of $2.8 million.
Net cash used in operating activities was $0.6 million in 2005, compared to net cash provided by operating activities of $15.5 million for 2004. The 2005 amount consisted of net income of $5.2 million, adjusted for non-cash items including depreciation and amortization totaling $1.5 million, and changes in working capital components, primarily an increase in accounts receivable of $1.1 million, an increase in inventory of $7.9 million, and an increase in accounts payable of $2.1 million. Inventory was $24.9 million at the end of 2005, up from $17.0 million at the end of 2004. The year-over-year inventory increase was a result of the introduction of new products to the market, reducing customer service response times and taking a strong position with core products to capture growth.
Net cash provided by financing activities was $0.8 million in 2006 compared to $0.4 million in 2005. The Portland Development Commission funded $0.8 million of our capital expenditures in 2006. Net cash used in investing activities was $4.1 million in 2006 compared to $0.8 million in 2005. The majority of the cash used in both years was for capital expenditures. Capital expenditures related to the new leased distribution facility and administrative offices in Portland, Oregon accounted for most of the increase in 2006. We anticipate spending $2.0 million on capital expenditures in 2007.

At December 31, 2006 and 2005, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligation in excess of plan assets and accrued liabilities has resulted in a cumulative direct charge to equity net of tax of $1.7 million and $1.3 million as of December 31, 2006 and 2005, respectively. We expect to contribute $0.8 million to the pension plan in 2007.
OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.
A summary of our contractual cash obligations at December 31, 2006 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt (1)	$506	$—	$—	$—	$—	$—	$506
Operating leases (2)	12,258	2,035	2,070	1,324	990	1,012	4,827

Total Contractual Obligations	$12,764	$2,035	$2,070	$1,324	$990	$1,012	$5,333

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” to the accompanying consolidated financial statements for additional information.

(2)	See Part I, Item 2 – Properties for a description of our leased facilities.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2006, no such losses existed.
We also have a commercial commitment as described below, which is more fully described under the caption “Liquidity and Capital Resources”:

(In Thousands)
Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 12/31/06	Date of Expiration
Line of credit	$30,000	$—	June 2009
We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.
Allowances for Doubtful Accounts, Discounts and Non-Defective Returns: According to our standard sales agreement, ownership of our products transfers to the customer when the product is delivered to a third-party carrier at one of our distribution facilities. Therefore, the amount of revenue recognized does not require a material level of judgment or subjectivity. However, there is significant judgment required when determining the allowances for doubtful accounts, discounts, and non-defective returns, each of which reduces the amount of operating income reported in the accompanying consolidated statements of operations.
Our historical experience of write-offs of uncollectible accounts has been immaterial. However, based on our reviews of accounts receivable agings and assessing the risk factors associated with our largest customers, we have recorded an allowance for doubtful accounts of $0.3 million at December 31, 2006 and $0.4 million at December 31, 2005.
In addition to an allowance for doubtful accounts, we maintain reserves against accounts receivable for anticipated cash discounts to be taken by customers and for non-defective returns. Cash discounts are provided under certain customer service programs and are estimated based on available programs and historical usage rates. Reserves for non-defective returns are estimated based on historical rates of returns. These reserves total $0.3 million and $0.4 million at December 31, 2006 and 2005, respectively.
Allowance for Slow-Moving Inventory: We consistently analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the allowance would be recorded in the period in which such a determination was made with an offsetting charge or credit to cost of goods sold.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We consistently assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary with a corresponding charge or credit to net sales. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels.
Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, property, and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in our other long-term investments, primarily property and equipment of $5.4 million, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Please refer to the “Risk Factors” in Part I, Item IA for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the discount rate and expected long-term rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may affect our pension and other postretirement obligations, our future expense and equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Deferred Tax Asset Valuation Allowance: Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2006 and 2005 is related entirely to state net operating loss (NOL) carryforwards for which the realization is dependent on having taxable income in a certain state well into the future. Currently, our projected levels of taxable income in such state are not sufficient to reduce the valuation allowance. On an ongoing basis, we will assess the future realization of the state NOL deferred tax assets to determine if any reductions in the valuation allowance are needed.
Stock-Based Compensation: We adopted the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2006.

Recently Issued Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. We adopted SAB 108 in the quarter ended December 31, 2006 without any impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We believe the impact of adopting SFAS 157 will not have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely to be sustained on audit, based on the technical merits of the position than not. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the impact of adopting FIN 48 will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. At our option, our line of credit interest rate is either the prime rate minus 0.50% or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on an average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused the Company’s interest expense to change by approximately $0.1 million. Given our current cash position, we believe these risks are not material to the earnings of the Company.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2006, we used an estimated discount rate of 5.75%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2006 with a similar charge to equity. Furthermore, a minus one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the additional minimum pension plan liability by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data
The consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and the related consolidated balance sheets of the Company as of December 31, 2006 and 2005, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-21 hereof and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance
The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance is included under the captions “Proposal 1 — Election of Directors”, “Board of Directors”, “Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee”, respectively, in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
The Company has adopted a Code of Ethics for Senior Financial Officers that covers, among others, the principal executive officer, the principal financial officer and the principal accounting officer. This Code of Ethics for Senior Financial Officers is posted on the Company’s website at www.lacrossefootwearinc.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code of Ethics to any of the officers of the Company, then the Company will disclose the nature of such amendment or waiver on its website at the above address.

Item 11.	Executive Compensation
The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Board of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

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
The following table provides certain equity compensation information as of December 31, 2006:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (1)	warrants and rights	the first column) (2)

Equity compensation plans approved by security holders	749,722	$8.04	261,000

Equity compensation plans not approved by security holders	—	—	—

Total	749,722	$8.04	261,000

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”) and 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

(2)	Includes 220,000 shares of the Company’s Common Stock available for issuance under the 2001 Plan and 41,000 shares of the Company’s Common Stock available for issuance under the Director Plan.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The information required by this Item is included under the captions “Transactions with Related Persons”, “Compensation Committee Interlocks and Insider Participation”, and “Board of Directors-Independent Directors” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item is included under the caption “Miscellaneous-Independent Auditors’ Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements
1.	The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for the Years ended December 31,
2006, 2005, and 2004	F-4
Consolidated Statements of Shareholders’ Equity for the Years ended
December 31, 2006, 2005, and 2004	F-5
Consolidated Statements of Cash Flows for the Years ended December 31,
2006, 2005, and 2004	F-6
Notes to Consolidated Financial Statements for the Years ended
December 31, 2006, 2005, and 2004	F-7
2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial
Statement Schedule	37
Schedule II Valuation and Qualifying Accounts	38
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005)

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006)

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005).

(10.7)*	Summary of 2007 Incentive Compensation Program (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 22, 2006)

(10.8)*	Summary of 2007 Compensation of Executive Officers (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 22, 2006)

* A management contract or compensatory plan or arrangement.

Exhibit
Number	Exhibit Description

(10.9)*	Schedule of Fees for Non-Employee Directors (Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005)

(10.10)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.12)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

(10.13)	Lease Termination Agreement, by and among LaCrosse Footwear, Inc., Danner, Inc., and ProLogis, dated October 17, 2005 (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.14)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.15)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. (Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.16)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. (Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.17)	Amended and Restated Credit Agreement, dated September 6, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.18)	Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006.

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

Exhibit
Number	Exhibit Description

(99.1)	Proxy Statement for the 2007 Annual Meeting of Shareholders

[The Proxy Statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March, 2007.

LACROSSE FOOTWEAR, INC.
By /s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2007

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2007

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 20, 2007

/s/Stephen F. Loughlin Stephen F. Loughlin	Director	March 20, 2007

/s/ Luke E. Sims Luke E. Sims	Director	March 20, 2007

/s/ Charles W. Smith Charles W. Smith	Director	March 20, 2007

/s/ John D. Whitcombe John D. Whitcombe	Director	March 20, 2007

/s/ William H. Williams William H. Williams	Director	March 20, 2007

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
March 20, 2007

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2004
Accounts receivable allowances:
Allowance for discounts	$47	$2,125	$—	$1,985	$187
Allowance for doubtful accounts	351	108	—	126	333

Total	$398	$2,233	$—	$2,111	$520

Inventory allowance:
Allowance for slow-moving inventory	$1,674	$1,068	$—	$1,044	$1,698

Deferred income taxes:
Deferred tax asset valuation allowance	$3,560	$—	$—	$2,472	$1,088

Allowance for warranties	$852	$1,840	$—	$1,846	$846

Year ended December 31, 2005
Accounts receivable allowances:
Allowance for discounts	$187	$2,335	$—	$2,178	$344
Allowance for nondefective product	—	1,923	$—	1,845	78
Allowance for doubtful accounts	333	129	—	109	353

Total	$520	$4,387	$—	$4,132	$775

Inventory allowance:
Allowance for slow-moving inventory	$1,698	$302	$—	$1,282	$718

Deferred income taxes:
Deferred tax asset valuation allowance	$1,088	$3	$—	$—	$1,091

Allowance for warranties	$846	$1,494	$—	$1,578	$762

SCHEDULE II - continued

		(In Thousands)
		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2006
Accounts receivable allowances:
Allowance for discounts	$344	$2,137	$—	$2,232	$249
Allowance for nondefective product	78	2,132	—	2,109	101
Allowance for doubtful accounts	353	400	—	497	256

Total	$775	$4,669	$—	$4,838	$606

Inventory allowance:
Allowance for slow-moving inventory	$718	$601	$—	$829	$490

Deferred income taxes:
Deferred tax asset valuation allowance	$1,091	$—	$—	$63	$1,028

Allowance for warranties	$762	$1,837	$—	$1,827	$772

The accounts receivable, inventory, and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005)

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006)

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005).

(10.7)*	Summary of 2007 Incentive Compensation Program (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 22, 2006)

(10.8)*	Summary of 2007 Compensation of Executive Officers (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 22, 2006)

(10.9)*	Schedule of Fees for Non-Employee Directors (Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005)

* A management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description
(10.10)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.12)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

(10.13)	Lease Termination Agreement, by and among LaCrosse Footwear, Inc., Danner, Inc., and ProLogis, dated October 17, 2005 (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.14)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.15)	Manufacturing Certification Agreement, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. (Incorporated by reference to Exhibit (10.23) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.16)	Trademark License, dated as of October 19, 1993, between W.L. Gore & Associates, Inc. and Danner Shoe Manufacturing Co. (Incorporated by reference to Exhibit (10.24) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.17)	Amended and Restated Credit Agreement, dated September 6, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.18)	Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006.

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

Exhibit Number	Exhibit Description
(99.1)	Proxy Statement for the 2007 Annual Meeting of Shareholders

[The Proxy Statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

F-INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LaCrosse Footwear, Inc.
Portland, Oregon
We have audited the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” in 2006.
McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 20, 2007

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In Thousands, except share and per share data)

ASSETS	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$12,702	$6,113
Trade accounts receivable, less allowances of $0.6 million in 2006 and $0.8 million in 2005	19,912	16,684
Inventories (Note 2)	22,038	24,865
Prepaid expenses and other	987	955
Deferred tax assets (Note 3)	1,223	1,351

Total current assets	56,862	49,968

PROPERTY AND EQUIPMENT
Leasehold improvements	2,463	1,713
Machinery and equipment	13,765	12,762

	16,228	14,475
Less accumulated depreciation	10,786	11,428

Net property and equipment	5,442	3,047

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	476	815

Total other assets	11,229	11,568

TOTAL ASSETS	$73,533	$64,583

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005

CURRENT LIABILITIES
Accounts payable	5,427	5,402
Accrued compensation	3,183	1,507
Other accruals	1,575	2,014

Total current liabilities	10,185	8,923

LONG-TERM DEBT (Note 4)	506	—
DEFERRED REVENUE (Note 4)	169	—
COMPENSATION AND BENEFITS (Note 7)	4,041	4,015
DEFERRED TAX LIABILITIES (Note 3)	1,288	1,168

Total liabilities	16,189	14,106

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

SHAREHOLDERS’ EQUITY (Notes 6 and 7)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	26,458	25,987
Accumulated other comprehensive loss	(1,684)	(1,306)
Retained earnings	35,952	29,608
Less cost of 675,104 and 728,370 shares of treasury stock	(3,449)	(3,879)

Total shareholders’ equity	57,344	50,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,533	$64,583

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, except share and per share data)

	2006	2005	2004

Net sales (Notes 9 and 10)	$107,798	$99,378	$105,470
Cost of goods sold	65,502	63,032	69,822

Gross profit	42,296	36,346	35,648
Selling and administrative expenses	33,462	27,737	28,008

Operating income	8,834	8,609	7,640

Non-operating income (expense):
Interest income (expense)	130	(317)	(543)
Other income (expense)	(42)	6	145

Total non-operating income (expense)	88	(311)	(398)

Income before income tax expense	8,922	8,298	7,242

Income tax expense (Note 3)	2,578	3,064	269

Net income	$6,344	$5,234	$6,973

Net income per common share:
Basic	$1.05	$0.88	$1.18
Diluted	$1.02	$0.85	$1.15

Weighted average number of common shares outstanding:
Basic	6,022,349	5,954,119	5,890,721
Diluted	6,213,016	6,165,547	6,070,167
See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

			Accumulated
		Additional	Other			Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Capital	Loss	Earnings	Stock	Equity

Balance, December 31, 2003	$67	$26,430	$(1,215)	$17,401	$(4,807)	$37,876
Net income	—	—	—	6,973	—	6,973
Minimum pension liability, net of tax benefit of $450	—	—	200	—	—	200
Exercise of stock options	—	(175)	—	—	277	102

Balance, December 31, 2004	67	26,255	(1,015)	24,374	(4,530)	45,151
Net income	—	—	—	5,234	—	5,234
Minimum pension liability, net of tax benefit of $310	—	—	(291)	—	—	(291)
Exercise of stock options	—	(268)	—	—	651	383

Balance, December 31, 2005	67	25,987	(1,306)	29,608	(3,879)	50,477
Net income	—	—	—	6,344	—	6,344
Adjustment to pension liability net of tax benefit of $317	—	—	(378)	—	—	(378)
Stock based compensation expense	—	508	—	—	—	508
Exercise of stock options	—	(37)	—	—	430	393

Balance, December 31, 2006	$67	$26,458	$(1,684)	$35,952	$(3,449)	$57,344

See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$6,344	$5,234	$6,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,648	1,353	1,255
Amortization	14	147	216
(Gain) loss on disposal or impairment of property and equipment	46	(30)	540
Stock-based compensation expense	508	—	—
Deferred income taxes	565	895	(318)
Changes in current assets and liabilities:
Trade accounts receivable	(3,228)	(1,071)	(2,201)
Inventories	2,827	(7,903)	7,080
Accounts payable	25	2,054	621
Accrued expenses and other	1,102	(1,285)	1,344

Net cash provided by (used in) operating activities	9,851	(606)	15,510

Cash Flows from Investing Activities
Purchases of property and equipment	(4,089)	(1,423)	(934)
Proceeds from sales of property and equipment	—	610	226

Net cash used in investing activities	(4,089)	(813)	(708)

Cash Flows from Financing Activities
Proceeds from long-term debt	562	—	—
Principal payments on long-term obligations	—	—	(2,219)
Net payments on short-term borrowings	—	—	(5,319)
Payment of deferred financing costs	—	—	(217)
Proceeds from exercise of stock options	265	383	102

Net cash provided by (used in) financing activities	827	383	(7,653)

Increase (decrease) in cash and cash equivalents	6,589	(1,036)	7,149

Cash and cash equivalents:
Beginning	6,113	7,149	—

Ending	$12,702	$6,113	$7,149

SUPPLEMENTAL INFORMATION
Cash payments of:
Interest	$—	$323	$602
Income taxes	$2,251	$1,984	$318

Non-cash deferred income tax benefit from adjustment to pension liability (Note 7)	$(317)	$(310)	$(450)
See Notes to Consolidated Financial Statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
LaCrosse Footwear, Inc. designs, manufactures and markets premium quality footwear and apparel for work and outdoor consumers through a network of specialty retailers and distributors throughout the United States, Canada, Europe and Asia.
Summary of significant accounting policies:
Principles of consolidation — The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. (collectively the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates in the preparation of financial statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Significant items subject to estimates and assumptions include valuation allowances for trade accounts receivable, inventories, deferred tax assets, pension assumptions, stock-based compensation related assumptions, and estimated future cash flows used in the annual impairment test of goodwill. Actual results could differ from those estimates.
Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The carrying amounts of such assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for the investments. The Company maintains its cash in money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
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
Fair value of financial instruments - Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its consolidated balance sheets as of December 31, 2006 and 2005. The Company’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, accounts payable, and accrued compensation are estimated to approximate their fair value due to their short maturities.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Trade accounts receivable and allowance for doubtful accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payment. If the financial condition of the customer were to deteriorate, resulting in an impairment of the receivable balance, the Company would record an additional allowance. The Company also records allowances for cash discounts and non-defective returns. The Company analyzes its cash discount programs to determine the adequacy of allowance levels and adjusts such allowances as necessary.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving or excess inventories is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment - Property and equipment are carried at cost and are depreciated using straight-line and accelerated methods over their estimated useful lives. Depreciable lives range from five to ten years for leasehold improvements and from three to seven years for machinery and equipment.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner, Inc. Goodwill and identified intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of Danner, Inc.’s net assets exceeds the estimated fair value of its net assets, which is established based upon a projection of profitability. Using these procedures, the Company determined that the fair value of Danner, Inc.’s net assets exceeded its carrying value for both the year-end December 31, 2006 and 2005, and therefore goodwill was not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each year.
Recoverability and impairment of intangible assets and other long-lived assets – Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company has determined that its long-lived assets at December 31, 2006 and 2005 were not impaired.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Product warranties - The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the consumer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate warranty accrual levels.
Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005
Balance, beginning	$762	$846
Accruals for products sold	1,837	1,494
Costs incurred	(1,827)	(1,578)

Balance, ending	$772	$762

Stock-based compensation – The Company’s 2006 consolidated financial statements reflect the impact of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $0.5 million ($0.05 per diluted share) for 2006 and $0 for 2005 and 2004. See Note 6, “Stock Options” for additional information.
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
Advertising and promotion - The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 were approximately $2.4 million, $2.3 million, and $2.2 million, respectively.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Net income per common share – Pursuant to SFAS No. 128, Earnings per Share, and SFAS 123R, the Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive instruments and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2006	2005	2004
Basic weighted average shares outstanding	6,022,349	5,954,119	5,890,721

Dilutive securities:
Stock options	190,667	211,428	179,446

Diluted weighted average shares outstanding	6,213,016	6,165,547	6,070,167

Note 2. Inventories
A summary of inventories is as follows (in thousands):

	December 31,
	2006	2005
Raw materials	$1,433	$1,218
Work in process	182	145
Finished goods	20,913	24,220

Subtotal	22,528	25,583
Less: provision for obsolete and slow-moving inventory	(490)	(718)

Total	$22,038	$24,865

Note 3. Income Tax Matters
As of December 31, 2006 and 2005, the Company recorded a valuation allowance against certain deferred tax assets of $1.0 and $1.1 million, respectively, related entirely to state net operating loss (NOL) carryforwards for which the realization is dependent on having taxable income in a certain state well into the future. In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL carryforwards.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
The total state NOL carryforwards as of December 31, 2006 are approximately $22.7 million, which will expire as follows: $1.0 million in 2014, $2.7 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, and $0.4 million in 2020.
Net deferred tax assets and liabilities consist of the following components (in thousands):

	2006	2005
Deferred tax assets:
Receivable allowances	$197	$301
Inventory differences	728	669
Compensation and benefits	1,613	1,605
Warranty reserves and other	849	597
Net operating loss carryforwards	1,182	1,253
Valuation allowance	(1,028)	(1,091)

Total deferred tax assets	3,541	3,334

Deferred tax liabilities
Intangibles	3,377	3,000
Property and equipment	59	23
Other	170	128

Total deferred tax liabilities	3,606	3,151

Net deferred tax assets (liabilities)	$(65)	$183

The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Current assets	$1,223	$1,351
Noncurrent liabilities	(1,288)	(1,168)

Net deferred tax assets (liabilities)	$(65)	$183

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
The provision for income taxes consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current
Federal	$1,898	$2,141	$587
State	115	28	—
Deferred	565	895	(318)

Provision for income taxes	$2,578	$3,064	$269

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of operations are as follows:

	December 31,
	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
State rate, net of federal tax effect	3.1%	2.3%	4.2%
Benefit of net operating loss carryforwards	0.0%	0.0%	(18.0%)
Valuation allowance	(0.7%)	0.0%	(15.9%)
Federal and state research and experimentation credits	(7.7%)	0.0%	0.0%
Other, net	(0.8%)	(0.4%)	(1.6%)

Effective tax rate	28.9%	36.9%	3.7%

The Company completed its analysis of federal research and development tax credits for the 2000 to 2006 tax years in 2006 and concluded that it met the necessary criteria to record a $0.6 million income tax benefit. The effect of this discrete item resulted in a lower effective tax rate for the year ended December 31, 2006 compared to the effective tax rate for the year ended December 31, 2005.
Note 4. Financing Arrangements
In September 2006, the Company entered into an amended and restated line of credit agreement. The new agreement supersedes the former credit agreement, extends the term of the credit arrangement to June 30, 2009, and provides for an interest rate at the Company’s option of the prime rate minus 0.50%, or LIBOR plus 1.50%. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 remains $17.5 million. The maximum aggregate principal amount of borrowings allowed from June 1 to December 31 remains $30 million. As with the superseded credit agreement, amounts borrowed under the revised agreement are primarily secured by all of the Company’s assets. There continues to be no borrowing base limitations under the new agreement. The credit agreement contains certain restrictive covenants, which among other things, require the Company to meet certain tangible net worth and earnings requirements as well as limiting dividend payments to $1.5 million annually. At December 31, 2006 and 2005, the Company had no outstanding balance due under the line of credit.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Financing Arrangements, Continued
The loan is recorded as long-term debt and will be forgiven by the Portland Development Commission ratably over two years as the Company meets certain facility usage requirements and employment criteria, including maintaining a minimum number of employees in the city of Portland, Oregon and paying those employees a competitive specified wage and benefits package. The loan, which is secured by certain leasehold improvements at the new distribution facility, is being amortized over the life of the related leasehold improvements, as a reduction of operating expenses on a straight-line basis over five years. At July 1, 2008, when the loan is forgiven in total, the Company will reclassify the remaining unamortized long-term debt to deferred revenue and continue to amortize the balance until 2011. If the Company does not meet the employment criteria, the remaining loan balance at that time will bear interest at 8.50% and will mature in 2013.
Note 5. Lease Commitments and Contingencies
Lease Commitments — The Company leases real estate for office space, retail stores, and manufacturing and distribution space under non-cancelable lease agreements expiring on various dates through 2016, which are recorded as operating leases. The total rental expense included in the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 is approximately $1.8 million, $1.4 million, and $1.6 million, respectively. The following is a schedule of future minimum lease payments required under non-cancelable operating leases at December 31, 2006: $2.0 million in 2007, $2.1 million in 2008, $1.3 million in 2009, $1.0 million in 2010, $1.0 million in 2011, and $4.8 million thereafter.
Contingencies — In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note 6. Stock Options
The Company has issued stock options under the 1993, 1997, and 2001 employee stock option plans. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. The Company’s employee stock option issuances in 2006 vest over four years and have a maximum term of seven years. The Company has also issued stock options under its 2001 directors stock option plan, which vest over a period of five years and have a maximum term of ten years.
In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In adopting SFAS No. 123R, as of January 1, 2006, the Company used the modified prospective transition method.
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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has adopted this method.
Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s consolidated statements of operations for the years ending December 31, 2005 and 2004. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, pro-forma net income and net income per share would have been as follows (in thousands, except per share data):

	2005	2004
Net income as reported	$5,234	$6,973
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(310)	(386)

Pro forma net income	$4,924	$6,587

Net income per common share:
Basic — as reported	$0.88	$1.18
Diluted — as reported	$0.85	$1.15
Basic — pro forma	$0.83	$1.12
Diluted — pro forma	$0.80	$1.09
SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
To calculate the option-based compensation expense under SFAS 123R, the Company uses the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
The following table lists the weighted average assumptions used by the Company in determining the fair value of stock options for the years ended December 31, 2006, 2005, and 2004:

	December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	42%	40%	55%
Risk-free interest rate	4.8%	4.1%	3.6%
Expected life of options	3.75 years	4 years	4 years
The weighted-average fair value at date of grant for options granted during 2006 was $4.06, as compared to $4.07 for 2005 and $3.58 for 2004. The following table represents stock option activity for the three years ended December 31, 2006:

	Common Shares	Weighted Average	Average Remaining
	Under Options	Exercise Price	Contract Life

December 31, 2003	457,094	$4.14
Granted	249,350	7.78
Canceled	(84,050)	7.61
Exercised	(31,203)	3.29

December 31, 2004	591,191	5.23
Granted	207,050	11.03
Canceled	(64,562)	6.87
Exercised	(82,881)	4.48

December 31, 2005	650,798	7.01
Granted	212,700	11.01
Canceled	(60,510)	10.08
Exercised	(53,266)	4.97

December 31, 2006	749,722	$8.04	6.6 years

Detailed information on the options outstanding under the option plans on December 31, 2006 by price range is set forth as follows:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
Range of	Outstanding	Average	Remaining	Outstanding	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life

< $7.70	209,122	$3.02	5.2	146,840	$3.11	5.0
$7.70 - $10.50	182,370	$7.89	6.8	73,435	$7.93	6.3
> $10.50	358,230	$11.04	7.2	42,140	$11.23	7.7

	749,722	$8.04	6.6	262,415	$5.76	5.8

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2006:

Number of
Shares
Nonvested stock options at beginning of period	455,643
Vested	(120,526)
Canceled	(60,510)
Granted	212,700

Nonvested stock options at end of period	487,307

Shares available for future stock grants to employees and directors under existing plans were 261,000 at December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006 was $3.9 million, and the aggregate intrinsic value of exercisable options was $2.0 million. Total intrinsic value of options exercised during 2006 was $0.4 million. At December 31, 2006, there was approximately $0.5 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of options vesting in 2006 was approximately $0.3 million. A tax benefit of $0.1 million was recognized in 2006 from the exercise of stock options.
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
The Company also has an employee retirement savings matching plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer a portion of their annual compensation through pre-tax contributions. The Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2006, 2005, and 2004 were approximately $0.2 million, $0.1 million, and $0.1 million, respectively. The Company’s Board of Directors may also approve discretionary contributions to employee’s 401(k) retirement accounts.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
Information relative to the Company’s defined pension and other postretirement benefit plans is presented below (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Changes in benefit obligations:
Obligations at beginning of year	$16,002	$15,889	$282	$281
Interest cost	963	972	17	16
Benefits paid	(1,050)	(1,039)	(17)	(15)
Actuarial losses	863	180	12	—

Obligations at end of year	$16,778	$16,002	$294	$282

Changes in plan assets:
Fair value of assets at beginning of year	$12,270	$12,575	$—	$—
Actual return on assets	1,191	552	—	—
Company contributions	609	182	17	15
Benefits paid	(1,050)	(1,039)	(17)	(15)

Fair value of assets at end of year	$13,020	$12,270	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(3,758)	$(3,732)	$(294)	$(268)
Unrecognized (gain) loss	2,638	2,066	11	(14)
Unrecognized prior service cost	123	138	—	—

Accrued benefit cost	$(997)	$(1,528)	$(283)	$(282)

Included in the accompanying consolidated balance sheets are compensation and benefits liabilities of approximately $4.0 million at December 31, 2006 and 2005 relating to these defined benefit plans.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which required the Company to recognize the underfunded status of its defined benefit pension and postretirement plans as a liability in its statement of financial position at December 31, 2006. Subsequent to initial recognition, the Company will recognize changes in funded status in the year in which the changes occur through comprehensive income. The incremental effects of applying SFAS 158 on individual line items in the accompanying consolidated balance sheets at December 31, 2006 are as follows (in thousands):

	December 31, 2006
	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158	Dec 31, 2005

Pension intangible asset	$123	$(123)	$—	$138
Pension liability	(3,758)	—	(3,758)	(3,732)
Accumulated other comp. loss	2,638	123	2,761	2,066
Amount recorded as a deferred tax asset	1,077	—	1,077	760

Cumulative equity reduction component	$1,561	$123	$1,684	$1,306

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
Changes to Accumulated Other Comprehensive Loss for the years ended December 31, 2006, 2005, and 2004 are shown below (in thousands):

					Recorded in
	Prior			Deferred	Accumulated
	Service	Unrecognized		Tax	Other Comp.
	Cost	Losses	Total	Amount	Loss

Balance, December 31, 2003	$168	$1,747	$1,915	$(700)	$1,215
Incurred in the current year	—	(435)	(435)	244	(191)
Recognized as component of net period cost	(15)	—	(15)	6	(9)

Balance, December 31, 2004	153	1,312	1,465	(450)	1,015
Incurred in the current year	—	619	619	(317)	302
Recognized as component of net period cost	(15)	(3)	(18)	7	(11)

Balance, December 31, 2005	138	1,928	2,066	(760)	1,306
Incurred in the current year	—	751	751	(337)	414
Recognized as component of net period cost	(15)	(41)	(56)	20	(36)

Balance, December 31, 2006	$123	$2,638	$2,761	$(1,077)	$1,684

To be recognized as component of net period cost in 2007	(15)	(101)
The components of Net Period Cost are shown below (in thousands):

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004

Cost recognized during the year:
Interest cost	$963	$972	$999	$17	$16	$18
Expected return on plan assets	(940)	(976)	(989)	—	—	—
Amortization of loss	41	3	—	—	—	—
Amortization of prior service cost	15	15	15	—	—	—

Net period cost	$79	$14	$25	$17	$16	$18

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004

Assumptions used in computations:
Discount Rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
The discount rate used is based on a hypothetical portfolio of high quality bonds with cash flows matching expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 11% in 2006, compared to 6% in 2005. The historical annualized ten-year rate of return on pension plan assets is approximately 7%.
The Company’s pension plan asset allocation at December 31, 2006 and 2005 and target allocation for 2007 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2007	2006	2005
Equity securities	50% - 60%	57%	58%
Debt securities	40% - 50%	43%	42%
Total		100%	100%
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
The Company expects to contribute $0.8 million to the pension plan in 2007. The following benefit payments are expected to be paid from the plans (in thousands):

Year(s)	Pension Benefits	Other Benefits
2007	$1,015	$18
2008	1,010	19
2009	995	20
2010	985	21
2011	970	22
2012-2016	5,175	116
Note 8. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	December 31,
	2006	2005	2004

Net income, as reported	$6,344	$5,234	$6,973
Adjustment to pension liability	(378)	(291)	200

Comprehensive income	$5,966	$4,943	$7,173

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash - At December 31, 2006 and 2005, the Company had approximately $12.7 million and $6.1 million, respectively, in cash and certificate of deposit balances at financial institutions, which were in excess of the federally insured limits.
Concentration of Credit Risk — Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of customers comprising the sales base. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates creditworthiness and a collection procedure to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the consolidated financial statements.
Major Customer - In 2004 sales related to the General Services Administration (GSA) delivery orders for uniform boots, which was not part of an on-going contract, accounted for approximately 11% of consolidated revenues. In all other reportable years, no sales to a single customer have resulted in greater than 10% of consolidated net sales except for the GSA delivery orders noted above.
Note 10. Enterprise-wide Disclosures
The Company has identified three operating segments, LaCrosse Retail, LaCrosse Safety and Industrial, and Danner, which were determined based upon how the Company operates. For reporting purposes, these operating segments have been aggregated into a single reportable segment due to their similar economic characteristics. Information about the Company’s groups of products within its one reportable segment is presented below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Footwear	$101,846	$95,054	$100,969
Protective Clothing and Apparel	5,952	4,324	4,501

	$107,798	$99,378	$105,470

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer (in thousands):

	Years Ended December 31,
	2006	2005	2004

United States	$102,245	$94,310	$101,644
Foreign Countries	5,553	5,068	3,826

	$107,798	$99,378	$105,470

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Recent Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 in the quarter ended December 31, 2006 without any impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We believe the impact of adopting SFAS 157 will not have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely to be sustained on audit, based on the technical merits of the position than not. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the impact of adopting FIN 48 will not have a material impact on the Company’s consolidated financial statements.
Note 12. Quarterly Selected Financial Data (Unaudited)
The following tabulation presents the Company’s unaudited quarterly results of operations for 2006 and 2005 (in thousands except per share data):

	2006
	Q1	Q2	Q3	Q4

Net sales	$21,401	$21,822	$32,840	$31,735
Gross profit	8,384	8,684	12,669	12,559
Operating income	563	996	3,933	3,342
Income tax expense (benefit)	221	(98)	1,365	1,090
Net income	392	1,179	2,548	2,225
Basic income per common share	0.07	0.20	0.42	0.37
Diluted income per common share	0.06	0.19	0.41	0.36

	2005
	Q1	Q2	Q3	Q4

Net sales	$18,866	$19,752	$31,021	$29,739
Gross profit	7,004	7,066	11,381	10,895
Operating income	551	690	4,016	3,352
Income tax expense	186	222	1,416	1,239
Net income	318	408	2,463	2,045
Basic income per common share	0.05	0.07	0.41	0.34
Diluted income per common share	0.05	0.07	0.40	0.33