Form 10-Q
period 2007-03-31
LACROSSE FOOTWEAR INC
filed 2007-05-01
CIK 919443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common Stock, $.01 par value, outstanding as of April 30, 2007: 6,066,098 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	April 1,
	2007	2006	2006

(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$15,573	$12,702	$11,179
Trade accounts receivable, net	16,041	19,912	13,721
Inventories (Note 2)	21,722	22,038	20,668
Prepaid expenses and other	1,006	987	871
Deferred tax assets	1,257	1,223	1,404

Total current assets	55,599	56,862	47,843

Property and equipment, net	5,410	5,442	3,029
Goodwill	10,753	10,753	10,753
Other assets	471	476	783

Total assets	$72,233	$73,533	$62,408

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$5,441	$5,427	$3,335
Accrued compensation	1,066	3,183	1,080
Other accruals	1,609	1,575	1,639

Total current liabilities	8,116	10,185	6,054
Long-term debt	478	506	—
Deferred revenue	159	169	—
Compensation and benefits (Note 6)	3,838	4,041	4,022
Deferred tax liabilities	1,308	1,288	1,168

Total liabilities	13,899	16,189	11,244

Shareholders’ Equity:
Common stock, par value $.01 per share;
authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,671	26,458	26,088
Accumulated other comprehensive loss	(1,684)	(1,684)	(1,306)
Retained earnings	36,548	35,952	30,000
Less cost of 651,529, 675,104 and 708,436 shares of treasury stock	(3,268)	(3,449)	(3,685)

Total shareholders’ equity	58,334	57,344	51,164

Total liabilities and shareholders’ equity	$72,233	$73,533	$62,408

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended
	March 31,	April 1,
(in thousands, except per share data)	2007	2006
Net sales	$23,691	$21,401

Cost of goods sold	14,081	13,017

Gross profit	9,610	8,384

Selling and administrative expenses	8,780	7,821

Operating income	830	563

Non-operating income	121	50

Income before income taxes	951	613

Income tax expense (Note 4)	347	221

Net income	$604	$392

Net income per common share (Note 1):

Basic	$0.10	$0.07

Diluted	$0.10	$0.06

Weighted average number of common shares outstanding:

Basic	6,055	5,998

Diluted	6,292	6,182
See notes to interim unaudited condensed consolidated financial statements .

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 31,	April 1,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$604	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411	408
Stock-based compensation expense	166	165
Deferred income taxes	(14)	(53)
Changes in assets and liabilities:
Trade accounts receivable	3,871	2,963
Inventories	316	4,197
Accounts payable	14	(2,067)
Accrued expenses and other	(2,269)	(707)

Net cash provided by operating activities	3,099	5,298

Cash flows used in investing activities:
Purchases of property and equipment	(412)	(362)

Cash flows from financing activities:
Proceeds from exercise of stock options	184	130

Net increase in cash and cash equivalents	2,871	5,066

Cash and cash equivalents:
Beginning of period	12,702	6,113

Ending of period	$15,573	$11,179

Supplemental information:
Cash payments for income taxes	$246	$199
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation – LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we”, “us”, or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. For the quarters ended March 31, 2007 and April 1, 2006, net income was equal to comprehensive income.
Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Reclassifications – Certain prior period amounts in the accompanying condensed consolidated financial statements were reclassified to conform to current period presentation. These reclassifications did not affect net income for any of the periods presented.
Net Income per Common Share – We present our net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended
(in thousands)	March 31, 2007	April 1, 2006
Basic weighted average shares outstanding	6,055	5,998
Dilutive stock options	237	184

Diluted weighted average shares outstanding	6,292	6,182

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	March 31,	December 31,	April 1,
(in thousands)	2007	2006	2006
Raw materials	$1,487	$1,433	$1,413
Work in process	219	182	153
Finished goods	20,594	20,913	19,816

Subtotal	22,300	22,528	21,382
Less: provision for slow-moving inventory	(578)	(490)	(714)

Total	$21,722	$22,038	$20,668

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We also utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. Changes in the carrying amount of accrued product warranty costs during the quarters ended March 31, 2007 and April 1, 2006 are summarized as follows:

	Quarter Ended
(in thousands)	March 31, 2007	April 1, 2006
Balance, beginning	$772	$762
Accruals for products sold	622	518
Costs incurred	(622)	(520)

Balance, ending	$772	$760

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended March 31, 2007 and April 1, 2006 were 36.5% and 36.1%, respectively.
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. Our condensed consolidated financial statements as of and for the quarter ended March 31, 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48.
As a result of the implementation of FIN 48, we recognized a $10,000 reduction in our reserve for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings. As part of the FIN 48 implementation, we adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the accompanying condensed consolidated statements of income. On initial adoption of FIN 48, we recognized an additional $18,000 of accrued interest associated with uncertain tax positions in prior years, which was accounted for as a reduction to the January 1, 2007 retained earnings.
In the first quarter of 2007, we also accrued an additional $5,000 in interest costs associated with uncertain tax positions of prior years. In accordance with our policy, the $5,000 is included in income tax expense for the quarter ended March 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below.

Quarter Ended
(in thousands)	March 31, 2007
Balance at January 1, 2007	$175
Additions for tax positions of prior years (interest)	23
Reductions for tax positions of prior years	(10)
Additions based on tax positions related to the current year	4

Balance at March 31, 2007	$192

If recognized, the entire amount of unrecognized tax benefits shown above would decrease the effective income tax rate in the period recognized.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2003. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2002 and December 2003 tax years.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.2 million of stock-based compensation expense for the quarters ended March 31, 2007 and April 1, 2006. To calculate the option-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options:

	Quarter Ended
	March 31, 2007	April 1, 2006
Expected dividend yield	0%	0%
Expected stock price volatility	42%	42%
Risk-free interest rate	4.7%	4.8%
Expected life of options	3.2 years	3.8 years
The weighted-average fair value at date of grant for options granted during the first quarter of 2007 was $4.50, as compared to $4.01 for the same period in 2006. The following table represents stock option activity for the quarter ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	749,722	$8.04
Granted	159,650	13.31
Exercised	(23,575)	7.80
Canceled	(7,092)	11.87

Outstanding options at end of period	878,705	$8.97	6.5 years

Outstanding exercisable at end of period	381,974	$6.51	5.9 years

At March 31, 2007, the aggregate intrinsic value of options outstanding was $5.7 million, and the aggregate intrinsic value of exercisable options was $3.4 million.

NOTE 6. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to our defined benefit pension and other postretirement plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31,	April 1,	March 31,	April 1,
(in thousands)	2007	2006	2007	2006
Cost recognized during the quarter:
Interest cost	$234	$242	$4	$4
Expected return on plan assets	(257)	(235)	—	—
Amortization of prior loss	25	13	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$6	$24	$4	$4

We contributed $0.2 million to our defined benefit pension plan during the first quarter of 2007 and anticipate contributing an additional $0.8 million during the remainder of 2007.
NOTE 7. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We believe the impact of adopting SFAS 157 will not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently determining whether fair value accounting is appropriate; however, we believe the impact of adopting SFAS 159 will not have a material impact on our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this quarterly report on Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and, therefore, we are subject to the risks of international commerce.

•	The majority of our third party manufacturers are concentrated in China. Any adverse political, or governmental relations, including duties, and quotas, internally within China or externally with the United States could result in material adverse disruptions in our supply of product to customers.

•	We are subject to risk associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi). Such currency fluctuations may have an adverse effect on our product costs and ultimately on demand for our products.

•	If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

•	The continued consolidation of retailers, and their capital requirements to fund growth, increases and concentrates our credit risk.

•	Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales.

•	A decline in consumer spending due to unfavorable economic conditions could hinder our product revenues and earnings.

•	Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain, and any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

•	Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation.

•	Labor disruptions or disruptions due to natural disasters or casualty losses at one of our three distribution facilities or our domestic manufacturing facility could have a material adverse effect on our operations.

•	Our financial success may be limited by the strength of our relationships with our retail customers and by the success of such retail customers.

•	We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
You should consider these important factors in evaluating any statement contained in this quarterly report on Form 10-Q and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A – Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as may be updated or amended in our 2007 quarterly reports on Form 10-Q, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Nature of Business
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we develop and manufacture premium-quality, performance footwear and apparel, supported by compelling marketing and superior customer service.
Our products are primarily directed at the retail consumer and the safety and industrial channels of distribution. Economic indicators that are important to our business include consumer confidence and unemployment rates. Increasing consumer confidence trends improve retail channel product sales, and increasing employment trends improve sales through the safety and industrial channel and sales to the broader work market.
Weather, especially in the fall and winter, has been, and will likely continue to be a significant contributing factor to our results. Sales are typically higher in the second half of the year due to stronger demand for our cold and wet weather product offerings. We augment these offerings by infusing innovative technology into product categories, principally work products, with the intent to create additional demand in all four quarters of the year.
Overview
Consolidated net sales for the first quarter of 2007 increased 11%, to $23.7 million, from $21.4 million in the same period in 2006. Sales to the work market were $15.4 million in the first quarter of 2007, up 13% from $13.6 million in 2006. The growth in work sales reflects the success of our general work boot offerings along with continued penetration into the uniform market. Sales to the outdoor market were $8.3 million in the first quarter of 2007, up 7% from $7.8 million in 2006. Growth in the outdoor market reflects continued penetration into the hunting and rugged outdoor boot markets.
Gross margins improved by 140 basis points to 40.6% in the first quarter 2007 from 39.2% in the same period in 2006. Margin improvement in 2007 was due to a price increase on certain products at the beginning of the first quarter of 2007, as well as fewer closeout sales during the quarter.
LaCrosse's total selling and administrative expenses were $8.8 million in the first quarter of 2007, down 5% sequentially from $9.2 million in the previous quarter, and up 12% from $7.8 million in the first quarter of 2006. The year-over-year increase primarily reflects the strategic expansion of our product development and sales teams, and costs related to our new Portland distribution center and offices.
Net income for the first quarter of 2007 was $0.6 million or $0.10 diluted earnings per common share compared to $0.4 million or $0.06 diluted earnings per common share in 2006. The increase of 54% in net income was due to increased sales volume and higher gross margins, partially offset by increased operating expenses.
Trade accounts receivable at March 31, 2007 increased $2.3 million, or 17%, from April 1, 2006. The increase was primarily due to an 11% growth in net sales combined with higher rates of sales increases in the latter part of the quarter. Days Sales Outstanding (“DSO”) increased from 58 days at April 1, 2006 to 61 days at March 31, 2007. DSO is computed by dividing ending receivables by quarterly net sales and multiplying the quotient by 90 days.
At March 31, 2007, inventory levels increased $1.1 million, or 5%, from April 1, 2006 due to planned increased levels to allow for fulfillment of sales demand for orders for immediate delivery.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Quarter Ended
($ in thousands)	March 31, 2007	April 1, 2006	% change
Net sales	$23,691	$21,401	11%
Gross profit	9,610	8,384	15%
Gross margin %	40.6%	39.2%
Selling and administrative expenses	8,780	7,821	12%
% of Net sales	37.1%	36.5%
Non-operating income	121	50	142%
Income before income taxes	951	613	55%
Income tax expense	347	221	57%
Net income	604	392	54%
Quarter Ended March 31, 2007 Compared to Quarter Ended April 1, 2006:
Net Sales: Net sales for the first quarter of 2007 increased 11%, to $23.7 million, from $21.4 million in the same period of 2006. In the work market, net sales increased 13%, to $15.4 million, from $13.6 million in 2006. Year-over-year growth in work sales reflects the success of our general work boot offerings along with continued penetration into the uniform market. In the outdoor market, net sales increased 7%, to $8.3 million, from $7.8 million in the first quarter of 2006. Growth in the outdoor market reflects continued penetration into the hunting and rugged outdoor boot markets.
Gross Profit: Gross profit for the first quarter of 2007 was 40.6% of net sales, compared to 39.2% in the prior year. Margin improvement of 140 basis points was due to a price increase on certain products at the beginning of the first quarter of 2007 (100 basis points) as well as fewer closeout sales during the quarter (40 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2007 increased $1.0 million, or 12%, to $8.8 million from $7.8 million in the same period in 2006. The increase includes added compensation and related expenses of $0.5 million, primarily due to additional sales and product development staff. In addition, the increased costs included our new Portland distribution center and offices ($0.3 million) and other expenses ($0.2 million) compared to the same quarter last year.
Non-operating Income: Non-operating income in the first quarter of 2007 was $0.1 million, a $0.1 million increase from the same period in 2006. The increase was the result of higher cash balances resulting in more interest income than in the prior year.
Income Before Income Taxes: Income before income taxes increased to $1.0 million in the first quarter of 2007 from $0.6 million in the prior year, an increase of 55%. The increase was due to an 11% increase in net sales and a 140 basis point improvement in gross margins, partially offset by a 12% increase in selling and administrative expenses.
Income Tax Expense: The Company recognized tax expense at an effective rate of 36.5% for the first quarter of 2007 compared to an effective tax rate of 36.1% in the first quarter of 2006.
Net Income: Net income for the first quarter of 2007 was $0.6 million or $0.10 diluted earnings per common share compared to $0.4 million or $0.06 diluted earnings per common share in 2006. The increase in net income of 54% was due to increased sales volume and higher gross margins, partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first quarter of 2007.
Net cash provided by operating activities was $3.1 million in the first quarter of 2007, compared to $5.3 million in the same period of 2006. Operating cash flows in the first quarter of 2007 included net income of $0.6 million, adjustments for non-cash items including depreciation and amortization totaling $0.4 million and $0.2 million of stock-based compensation expense, and changes in working capital components, consisting primarily of a decrease in accounts receivable of $3.9 million, partially offset by a decrease in accrued expenses of $2.3 million. With the seasonality of our business, a decrease in accounts receivable and inventory is normal for this time of the year; however, we increased our inventory in certain product lines to support anticipated increased demand for orders for immediate delivery, which resulted in only a small decrease in the inventory balance from year-end. The decrease in accrued expenses and other primarily relates to the payment of $2.0 million of incentive compensation, which was accrued at year-end.
Net cash provided by operating activities during the first quarter 2006 consisted of net income of $0.4 million, adjustments for non-cash items including depreciation and amortization totaling $0.4 million, stock-based compensation of $0.2 million and changes in working capital components, primarily a decrease in accounts receivable of $3.0 million and a decrease in inventory of $4.2 million.
Cash flows used to purchase property and equipment was $0.4 million for the first quarter of 2007 and 2006. We anticipate spending an additional $1.6 million on capital expenditures during the remainder of 2007. Proceeds from the exercise of stock options were $0.2 million in the first quarter of 2007, compared to $0.1 million in the same period of 2006.
A summary of our contractual cash obligations at March 31, 2007 appears below:

(in thousands)	Payments due by period
	Remaining in
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt (1)	$478	$—	$—	$—	$—	$—	$478
Operating leases (2)	11,759	1,536	2,070	1,324	990	1,012	4,827

Total Contractual Obligations	$12,237	$1,536	$2,070	$1,324	$990	$1,012	$5,305

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

(2)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our leased facilities.
We contributed $0.2 million to our defined benefit pension plan during the first quarter of 2007 and anticipate contributing an additional $0.8 million during the remainder of 2007.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At March 31, 2007, no such losses existed. We also have a commercial line of credit with a maximum amount committed of $30 million, which expires in June 2009. No amounts were outstanding under this line at March 31, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of FIN 48 as discussed in Note 4 to the accompanying condensed consolidated financial statements, there have been no material changes in these critical accounting policies since December 31, 2006. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and circumstances.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes since December 31, 2006. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006 for further sensitivity analysis regarding our market risk.
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we become involved in ordinary or routine legal and regulatory proceedings incidental to our business. When a loss is deemed probable, a reasonable estimate is recorded in our financial statements.
ITEM 1A. Risk Factors
There has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: May 1, 2007	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2007	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

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