Form 10-Q
period 2007-06-30
LACROSSE FOOTWEAR INC
filed 2007-07-31
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Common Stock, $.01 par value, outstanding as of July 27, 2007: 6,096,588 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	July 1,
	2007	2006	2006
(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$13,854	$12,702	$11,582
Trade accounts receivable, net	18,254	19,912	14,787
Inventories (Note 2)	27,094	22,038	23,804
Prepaid expenses and other current assets	1,150	987	871
Deferred tax assets	1,366	1,223	1,349

Total current assets	61,718	56,862	52,393

Property and equipment, net	5,165	5,442	4,837
Goodwill	10,753	10,753	10,753
Other assets	465	476	829

Total assets	$78,101	$73,533	$68,812

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$10,176	$5,427	$7,175
Accrued compensation	1,760	3,183	1,596
Other current liabilites	1,777	1,575	1,379

Total current liabilities	13,713	10,185	10,150

Long-term debt	450	506	562
Deferred revenue	150	169	150
Compensation and benefits (Note 6)	3,593	4,041	4,061
Deferred tax liabilities	1,338	1,288	1,282

Total liabilities	19,244	16,189	16,205

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	26,903	26,458	26,135
Accumulated other comprehensive loss	(1,684)	(1,684)	(1,306)
Retained earnings	36,609	35,952	31,178
Less cost of 621,872, 675,104 and 683,519 shares of treasury stock	(3,038)	(3,449)	(3,467)

Total shareholders’ equity	58,857	57,344	52,607

Total liabilities and shareholders’ equity	$78,101	$73,533	$68,812

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Half Year Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$24,929	$21,822	$48,619	$43,223
Cost of goods sold	15,160	13,138	29,240	26,155

Gross profit	9,769	8,684	19,379	17,068
Selling, general, and administrative expenses	8,335	7,688	17,114	15,509

Operating income	1,434	996	2,265	1,559
Non-operating income	93	85	213	135

Income before income taxes	1,527	1,081	2,478	1,694
Income tax provision (benefit) (Note 4)	551	(98)	898	123

Net income	$976	$1,179	$1,580	$1,571

Net income per common share:
Basic	$0.16	$0.20	$0.26	$0.26
Diluted	$0.15	$0.19	$0.25	$0.25

Weighted average number of common shares outstanding:
Basic	6,082	6,020	6,069	6,009
Diluted	6,349	6,213	6,323	6,196
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Year Ended
	June 30,	July 1,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$1,580	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	852
Loss on disposal of property and equipment	65	—
Stock-based compensation expense	295	299
Deferred income taxes	(93)	116
Changes in assets and liabilities:
Trade accounts receivable	1,658	1,897
Inventories	(5,056)	1,061
Accounts payable	4,749	1,773
Accrued expenses and other	(1,691)	(343)

Net cash provided by operating activities	2,361	7,226

Cash flows used in investing activities:
Purchases of property and equipment	(706)	(2,579)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	562
Proceeds from exercise of stock options	411	260
Cash dividends paid	(914)	—

Net cash provided by (used in) financing activities	(503)	822

Net increase in cash and cash equivalents	1,152	5,469

Cash and cash equivalents:
Beginning of period	12,702	6,113

End of period	$13,854	$11,582

Supplemental information:
Cash payments for income taxes	$877	$235
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
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. For the quarters ended June 30, 2007 and July 1, 2006, net income was equal to comprehensive income.
Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of any contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Net Income per Common Share – We present our net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended:		First Half Year Ended:
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic weighted average shares outstanding	6,082	6,020	6,069	6,009

Diluted securities:
Effect of stock options	267	193	254	187

Diluted weighted average shares outstanding	6,349	6,213	6,323	6,196

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	June 30,	December 31,	July 1,
(in thousands)	2007	2006	2006
Raw materials	$1,446	$1,433	$1,415
Work in process	232	182	202
Finished goods	26,273	20,913	22,681

Subtotal	27,951	22,528	24,298
Less: provision for slow-moving inventory	(857)	(490)	(494)

Total	$27,094	$22,038	$23,804

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We also utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. Changes in our warranty liability during the quarters ended June 30, 2007 and July 1, 2006 and the first half of 2007 compared to the first half of 2006 are as follows:

	Quarter Ended		First Half Year Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning	$772	$760	$772	$762
Accruals for products sold	487	351	1,109	869
Costs incurred	(422)	(351)	(1,044)	(871)

Balance, ending	$837	$760	$837	$760

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances related to each tax jurisdiction. The effective tax rates for the quarters ended June 30, 2007 and July 1, 2006 were 36.1% and (9.1%), respectively. The year to date effective tax rates for the periods ended June 30, 2007 and July 1, 2006 were 36.2% and 7.3%, respectively.
The effective tax rates for the quarter and first half year periods ended July 1, 2006 were impacted by $0.5 million of research and development tax credits for the 2000 to 2005 tax years recorded as a non-recurring item in the second quarter of 2006.
There were no material changes to the reserve created in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement 109 during the quarter or first half year period ended June 30, 2007.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.3 million of stock-based compensation expense for the first half year periods ended June 30, 2007 and July 1, 2006. To calculate the option-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, the expected life of the options and future forfeitures. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options for the periods ended:

	First Half Ended
	June 30, 2007	July 1, 2006
Expected dividend yield	0%	0%
Expected stock price volatility	42%	40%
Risk-free interest rate	4.7%	4.0%
Expected life of options	3.2 years	4.0 years
The weighted-average fair value at date of grant for options granted during the first half of 2007 was $4.51, as compared to $4.01 for the same period in 2006. The following table represents stock option activity for the quarter ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	878,705	$8.97
Granted	1,500	18.01
Exercised	(29,657)	7.10
Cancelled	(6,925)	12.35

Outstanding options at end of period	843,623	$9.03	6.2 years

Outstanding exercisable at end of period	355,829	$6.50	5.6 years

At June 30, 2007, the aggregate intrinsic value of options outstanding was $7.6 million, and the aggregate intrinsic value of exercisable options was $4.1 million.

NOTE 6. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to our defined benefit pension and other postretirement plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Cost recognized during the quarter:
Interest cost	$234	$242	$4	$4
Expected return on plan assets	(257)	(235)	—	—
Amortization of prior loss	25	12	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$6	$23	$4	$4

	Pension Benefits		Other Benefits
	First Half Year Ended		First Half Year Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Cost recognized during the first half:
Interest cost	$468	$484	$8	$8
Expected return on plan assets	(514)	(470)	—	—
Amortization of prior loss	50	25	—	—
Amortization of prior service cost	8	8	—	—

Net period cost	$12	$47	$8	$8

We contributed $0.5 million to our defined benefit pension plan during the first half of 2007 and anticipate contributing an additional $0.5 million during the remainder of 2007.
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
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this quarterly report on Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and, therefore, we are subject to the risks of international commerce.

•	Our products generally enter the U.S. through ports on the West Coast. Any work stoppages or labor slow downs or other capacity issues may disrupt product deliveries and shipments to customers.

•	The majority of our third party manufacturers are concentrated in China. Any adverse political, or governmental relations, including duties, and quotas, internally within China or externally with the United States could result in material adverse disruptions in our supply of product to customers.

•	We are subject to risk associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi). Such currency fluctuations may have an adverse effect on our product costs and ultimately on demand for our products.

•	If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

•	The continued consolidation of retailers, and their capital requirements to fund growth, increases and concentrates our credit risk.

•	Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales.

•	A decline in consumer spending due to unfavorable economic conditions could hinder our product revenues and earnings.

•	Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain, and any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

•	Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation.

•	Labor disruptions or disruptions due to natural disasters or casualty losses at one of our three distribution facilities or our domestic manufacturing facility could have a material adverse effect on our operations.

•	Our financial success may be limited by the strength of our relationships with our retail customers and by the success of such retail customers.

•	We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
You should consider these important factors in evaluating any statement contained in quarterly report on Form 10-Q and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A – Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as may be updated or amended in our 2007 quarterly reports on Form 10-Q, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service. Our trusted Danner ® and LaCrosse ® brands are distributed domestically through a nationwide network of specialty retailers and distributors, and internationally through distributors and retailers in Asia, Europe and Canada. Additionally, we operate four websites for use by our consumers and retailers, and we operate a retail outlet store at our manufacturing facility in Portland, Oregon.
We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work consumers include people in law enforcement, transportation, firefighting, construction, industry, military services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
Weather, especially in the fall and winter, has been, and will likely continue to be, a significant contributing factor to our results. Sales are typically higher in the second half of the year due to stronger demand for our cold and wet weather outdoor product offerings. We augment these offerings by infusing innovative technology into all product categories with the intent to create additional demand in all four quarters of the year.
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. For the quarter ended June 30, 2007, we recorded net sales of $24.9 million and operating income of $1.4 million, compared to $21.8 million of net sales and operating income of $1.0 million for the quarter ended July 1, 2006. We have also continued to maintain strong gross margins on sales of our products aided by the success of new products and price increases in recent periods. For the quarter ended June 30, 2007, our gross margins were $9.8 million or 39.2% of net sales, compared to $8.7 million or 39.8% of net sales for the quarter ended July 1, 2006.

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
($ in thousands)

	Quarter Ended			First Half Year Ended
	June 30, 2007	July 1, 2006	change	June 30, 2007	July 1, 2006	change

Net sales	$24,929	$21,822	14%	$48,619	$43,223	12%
Gross profit	9,769	8,684	12%	19,379	17,068	14%
Gross margin %	39.2%	39.8%	(0.6%) bps	39.9%	39.5%	0.4% bps
Selling and administrative expenses	8,335	7,688	8%	17,114	15,509	10%
% of net sales	33.4%	35.2%	(1.8%) bps	35.2%	35.9%	(0.7%) bps
Non-operating income	93	85	9%	213	135	58%
Income before income taxes	1,527	1,081	41%	2,478	1,694	46%
Income tax (benefit) provision	551	(98)	661%	898	123	630%
Net income	976	1,179	(17%)	1,580	1,571	1%
Quarter Ended June 30, 2007 Compared to Quarter Ended July 1, 2006:
Net Sales: For the second quarter of 2007, consolidated net sales were $24.9 million, up 14% from $21.8 million in the second quarter of 2006. Sales to the work market were $13.2 million for the second quarter of 2007, up 6% from $12.5 million for the same period of 2006. Year-over-year growth in work sales reflects continued penetration into a variety of general and specialized work boot markets. Sales to the outdoor market were $11.8 million for the second quarter of 2007, up 26% from $9.4 million for the same period of 2006. Year-over-year growth in the outdoor market primarily reflects continued penetration into the hunting and rugged outdoor boot markets.
Gross Profit: Gross profit for the second quarter of 2007 was 39.2% of net sales, compared to 39.8% in the same period of 2006. Margin reduction of 60 basis points was due to an increase in inventory reserves (-200 basis points) partially offset by the success of new products and price increases in recent periods (140 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2007 increased $0.6 million, or 8%, to $8.3 million from $7.7 million in the same period in 2006. The increase includes added marketing and product development expenses of $0.4 million and $0.2 million attributable to our new Portland office.
Non-operating Income: Non-operating income in the second quarter of 2007 was $0.1 million, comparable to the same period in 2006.
Income Before Income Taxes: Income before income taxes increased to $1.5 million in the second quarter of 2007 from $1.1 million during the same period in 2006, an increase of 41%. The increase was due to achieving operating expense leverage (net sales increased 14% while selling and administrative expenses increased 8%), partially offset by a 60 basis point reduction in gross profit.
Income Tax Expense: We recognized income tax expense at an effective rate of 36.1% for the second quarter of 2007 compared to an effective tax rate of (9.1%) in the second quarter of 2006. Research and development tax credits of $0.5 million for the 2000 to 2005 tax years were recorded as a discrete item in the second quarter of 2006, more than offsetting the tax expense, and resulted in a net tax benefit of $0.1 million for that period.
Net Income: Net income for the second quarter of 2007 was $1.0 million, or $0.15 diluted earnings per common share compared to $1.2 million, or $0.19 diluted earnings per common share in 2006. The decrease in net income of 17% was due to the recognition of the discrete tax credits in the second quarter of 2006.

First Half of 2007 Compared to the First Half of 2006:
Net Sales: Net sales for the first half of 2007 increased 12%, to $48.6 million, from $43.2 million in the same period of 2006. In the work market, net sales increased 9%, to $28.6 million, from $26.1 million in 2006. Year-over-year growth in work sales reflects continued penetration into a variety of general and specialized work boot markets. In the outdoor market, net sales increased 17%, to $20.0 million, from $17.1 million in the first half of 2006. Growth in the outdoor market reflects continued penetration into the hunting and rugged outdoor boot markets.
Gross Profit: Gross profit for the first half of 2007 was 39.9% of net sales, compared to 39.5% in the prior year period. Margin improvement of 40 basis points was due to the success of new products and price increases in recent periods (120 basis points) partially offset by an increase in inventory reserves (-80 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2007 increased $1.6 million, or 10%, to $17.1 million from $15.5 million in the same period in 2006. The increase includes added sales, marketing, and product development expenses of $1.1 million. In addition, the increased costs included expenses related to our new Portland distribution center and offices ($0.4 million) and other expenses ($0.1 million) compared to the same time last year.
Non-operating Income: Non-operating income in the first half of 2007 was $0.2 million, a $0.1 million increase from the same period in 2006. The increase was the result of greater cash balances generating higher interest income than in the prior year.
Income Before Income Taxes: Income before income taxes increased to $2.5 million in the first half of 2007 from $1.7 million in the prior year, an increase of 46%. The increase was due to achieving operating expense leverage (net sales increased 12% while selling and administrative expenses increased 10%) and a 40 basis point increase in gross profit.
Income Tax Expense: We recognized income tax expense at an effective rate of 36.2% for the first half of 2007 compared to an effective tax rate of 7.3% in the first half of 2006. Research and development tax credits of $0.5 million for the 2000 to 2005 tax years were recorded as a discrete item in the second quarter of 2006.
Net Income: Net income for the first half of 2007 was $1.6 million, or $0.25 diluted earnings per common share, comparable to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first half of 2007.
Net cash provided by operating activities was $2.4 million in the first half of 2007, compared to $7.2 million in the same period of 2006. Operating cash flows in the first half of 2007 included net income of $1.6 million, adjustments for non-cash items including depreciation and amortization totaling $0.9 million and $0.3 million of stock-based compensation expense, and changes in working capital components, consisting primarily of a decrease in accounts receivable of $1.7 million, an increase in inventories of $5.1 million, an increase in accounts payable of $4.8 million, and a decrease of $1.7 million in accrued compensation and other.
Net cash provided by operating activities during the first half of 2006 consisted of net income of $1.6 million, adjustments for non-cash items including depreciation and amortization totaling $0.9 million, stock-based compensation of $0.3 million and changes in working capital components, primarily a decrease in accounts receivable of $1.9 million an increase in accounts payable of $1.8 million, and a decrease in inventory of $1.1 million.
Cash flows used to purchase property and equipment was $0.7 million for the first half of 2007 compared with $2.6 for the first half of 2006. We anticipate an additional $1.3 million in capital expenditures during the remainder of 2007. Proceeds from the exercise of stock options were $0.4 million in the first half of 2007, compared to $0.3 million in the same period of 2006. We paid a cash dividend of $0.9 million in June of 2007. We do not expect to pay a dividend for the remainder of 2007.
A summary of our contractual cash obligations at June 30, 2007 appears below:

	Payments due by period
(in thousands)		Remaining in
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt (1)	$450	$—	$—	$—	$—	$—	$450
Operating leases (2)	11,251	1,028	2,070	1,324	990	1,012	4,827

Total Contractual Obligations	$11,701	$1,028	$2,070	$1,324	$990	$1,012	$5,277

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

(2)	See Part I, Item 2 – “Properties” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our leased facilities.
We contributed $0.5 million to our defined benefit pension plan during the first half of 2007 and anticipate contributing an additional $0.5 million during the remainder of 2007.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At June 30, 2007, no such losses existed. We also have a commercial line of credit with a maximum amount committed of $30 million, which expires in June 2009. No amounts were outstanding under this line at June 30, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of FIN 48 as discussed in Note 4 to the accompanying condensed consolidated financial statements, there have been no material changes in these critical accounting policies since December 31, 2006. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ materially from these estimates under different assumptions and circumstances.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our disclosures regarding market risk since December 31, 2006. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006 for further sensitivity analysis regarding our market risk.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 1, 2007. At such meeting, Joseph P. Schneider and Charles W. Smith were elected as directors of the Company for terms to expire at the 2010 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Joseph P. Schneider – 5,330,291 shares voted for and 136,168 votes withheld; and Charles W. Smith – 5,336,791 shares voted for and 129,668 votes withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2007 annual meeting of shareholders are as follows: (i) terms expiring at the 2008 annual meeting are Richard A. Rosenthal and Stephen F. Loughlin; and (ii) terms expiring at the 2009 annual meeting are Luke E. Sims, John D. Whitcombe and William H. Williams.
In addition, at the annual meeting, shareholders approved an amendment to the LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan. With respect to such matter, 4,273,987 shares were voted for, 174,848 shares were voted against, 192,304 shares were withheld, and 825,320 shares were broker non-votes.
Also, at the annual meeting, shareholders approved adoption of the LaCrosse Footwear, Inc. 2007 Long-Term Incentive Plan. With respect to such matter, 4,286,470 shares were voted for, 172,680 shares were voted against, 181,989 shares were withheld, and 825,320 shares were broker non-votes.

ITEM 6. Exhibits
     Exhibits

(10.1)	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan as Amended and Restated (Incorporated by reference to LaCrosse Footwear, Inc.’s S-8 Registration Statement on Form S-8 filed with the Commission on May 3, 2007 (Registration No. 333-142598)).

(10.2)	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to LaCrosse Footwear, Inc.’s S-8 Registration Statement on Form S-8 filed with the Commission on May 3, 2007 (Registration No. 333-142597)).

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: July 31, 2007	By:	/s/ Joseph P. Schneider

Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2007	By:	/s/ David P. Carlson

David P. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

Exhibit No.	Exhibit Description
(10.1)	LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan as Amended and Restated (Incorporated by reference to LaCrosse Footwear, Inc.’s S-8 Registration Statement on Form S-8 filed with the Commission on May 3, 2007 (Registration No. 333-142598)).

(10.2)	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to LaCrosse Footwear, Inc.’s S-8 Registration Statement on Form S-8 filed with the Commission on May 3, 2007 (Registration No. 333-142597)).

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.