Form 10-Q
period 2007-09-29
LACROSSE FOOTWEAR INC
filed 2007-10-31
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Common Stock, $.01 par value, outstanding as of October 29, 2007: 6,104,396 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,	September 30,
	2007	2006	2006
(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,730	$12,702	$2,531
Trade accounts receivable, net	29,926	19,912	25,003
Inventories (Note 2)	30,070	22,038	27,874
Prepaid expenses and other current assets	1,099	987	964
Deferred tax assets	1,220	1,223	1,355

Total current assets	67,045	56,862	57,727

Property and equipment, net	4,996	5,442	5,364
Goodwill	10,753	10,753	10,753
Other assets	461	476	618

Total assets	$83,255	$73,533	$74,462

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$10,294	$5,427	$8,596
Accrued compensation	2,536	3,183	2,143
Other current liabilites	2,576	1,575	2,207

Total current liabilities	15,406	10,185	12,946

Long-term debt	422	506	534
Deferred revenue	141	169	140
Compensation and benefits (Note 6)	3,348	4,041	4,084
Deferred tax liabilities	1,357	1,288	1,455

Total liabilities	20,674	16,189	19,159

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	27,258	26,458	26,273
Accumulated other comprehensive loss	(1,684)	(1,684)	(1,306)
Retained earnings	39,920	35,952	33,727
Less cost of 614,156, 675,104 and 683,019 shares of treasury stock	(2,980)	(3,449)	(3,458)

Total shareholders’ equity	62,581	57,344	55,303

Total liabilities and shareholders’ equity	$83,255	$73,533	$74,462

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$36,876	$32,840	$85,496	$76,063
Cost of goods sold	22,464	20,171	51,705	46,326

Gross profit	14,412	12,669	33,791	29,737
Selling, general, and administrative expenses	9,465	8,736	26,580	24,245

Operating income	4,947	3,933	7,211	5,492
Non-operating income (expense)	48	(20)	262	115

Income before income taxes	4,995	3,913	7,473	5,607
Income tax provision (Note 4)	1,684	1,365	2,582	1,488

Net income	$3,311	$2,548	$4,891	$4,119

Net income per common share (Note 1):
Basic	$0.54	$0.42	$0.80	$0.68
Diluted	$0.52	$0.41	$0.77	$0.66
Weighted average number of common shares outstanding:
Basic	6,100	6,034	6,079	6,017
Diluted	6,394	6,223	6,343	6,205
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended
	September 29,	September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$4,891	$4,119
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,326	1,305
Loss on disposal of property and equipment	70	42
Stock-based compensation expense	421	438
Deferred income taxes	72	283
Changes in assets and liabilities:
Trade accounts receivable, net	(10,014)	(8,319)
Inventories	(8,032)	(3,009)
Accounts payable	4,867	3,194
Accrued expenses and other	(81)	1,123

Net cash used in operating activities	(6,480)	(824)

Cash flows from investing activities:
Purchases of property and equipment	(1,049)	(3,589)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(1,047)	(3,589)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	562
Proceeds from exercise of stock options	469	269
Cash dividends paid	(914)	—

Net cash provided by (used in) financing activities	(445)	831

Net decrease in cash and cash equivalents	(7,972)	(3,582)

Cash and cash equivalents:
Beginning of period	12,702	6,113

End of period	$4,730	$2,531

Supplemental information:
Cash payments for income taxes	$1,560	$853
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
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter has a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. For the quarters ended September 29, 2007 and September 30, 2006, net income was equal to comprehensive income.
Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of any contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Net Income per Common Share – We present our net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during each period. The diluted earnings per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended		Three Quarters Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006
Basic weighted average shares outstanding	6,100	6,034	6,079	6,017

Diluted securities:
Effect of stock options outstanding	294	189	264	188

Diluted weighted average shares outstanding	6,394	6,223	6,343	6,205

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	September 29,	December 31,	September 30,
(in thousands)	2007	2006	2006
Raw materials	$1,776	$1,433	$1,541
Work in process	220	182	219
Finished goods	28,557	20,913	26,686

Subtotal	30,553	22,528	28,446
Less: reserve for slow-moving inventory	(483)	(490)	(572)

Total	$30,070	$22,038	$27,874

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time revenue is recognized. Factors that affect our estimate of warranty liability include the revenues subject to the warranty provisions, and historical and anticipated rates of warranty claims. We also use information received from our customers to assist in determining the appropriate estimated warranty accrual levels. Changes in our warranty liability during the quarters ended September 29, 2007 and September 30, 2006 and the first three quarters of 2007 compared to the first three quarters of 2006 are as follows:

	Quarter Ended		Three Quarters Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006
Balance, beginning	$837	$760	$772	$762
Accruals for products sold	404	307	1,513	1,176
Costs incurred	(354)	(307)	(1,398)	(1,178)

Balance, ending	$887	$760	$887	$760

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended September 29, 2007 and September 30, 2006 were 33.7% and 34.9%, respectively. The effective tax rates for the year to date periods ended September 29, 2007 and September 30, 2006 were 34.6% and 26.5% respectively.
The effective tax rate for the year to date period ended September 30, 2006 was impacted by $0.5 million of research and development tax credits for the 2000 to 2005 tax years recorded as a non-recurring item in the second quarter of 2006.
Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, we recognized a $10,000 reduction in our liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. This reduction resulted in having $188,000 of uncertain net tax benefit positions that would reduce our effective income tax rate if recognized.  There have been no material changes in the amount of unrecognized tax benefits since adoption, and we anticipate no significant changes in the next 12 months.   Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  The liability for accrued interest was $23,000 as of January 1, 2007. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.

We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2003. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2002 and December 2003 tax years.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.4 million of stock-based compensation expense in each of the three quarters ended September 29, 2007 and September 30, 2006. To calculate the option-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, the expected life of the options and future forfeitures. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The assumptions relative to expected volatility, holding period, and forfeitures of options are based on historical experience.
The following table lists the assumptions we used in determining the stock-based compensation expense for the periods ended:

	Three Quarters Ended
	September 29,	September 30,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	42%	40%
Risk-free interest rate	4.7%	4.0%
Expected life of options	3.2 years	4.0 years
The weighted-average fair value at date of grant for options granted during the first three quarters of 2007 was $4.51, as compared to $4.04 for the same period in 2006. The following table represents stock option activity for the quarter ended September 29, 2007:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	843,623	$9.03
Granted	—	—
Exercised	(7,716)	9.26
Cancelled	(19,597)	11.42

Outstanding options at end of period	816,310	$8.98	6.0 years

Outstanding exercisable at end of period	352,378	$6.50	5.3 years

At September 29, 2007, the aggregate intrinsic value of options outstanding was $7.3 million, and the aggregate intrinsic value of exercisable options was $4.0 million.

NOTE 6. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to our defined benefit pension and other postretirement plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006

Cost recognized during the quarter:
Interest cost	$234	$242	$4	$4
Expected return on plan assets	(257)	(235)	—	—
Amortization of prior loss	25	12	—	—
Amortization of prior service cost	4	4	—	—

Net period cost	$6	$23	$4	$4

	Pension Benefits		Other Benefits
	Three Quarters Ended		Three Quarters Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006

Cost recognized during the first three quarters:
Interest cost	$702	$726	$12	$12
Expected return on plan assets	(771)	(705)	—	—
Amortization of prior loss	75	37	—	—
Amortization of prior service cost	12	12	—	—

Net period cost	$18	$70	$12	$12

We contributed $0.7 million to our defined benefit pension plan during the three quarters of 2007 and anticipate contributing an additional $0.3 million during the remainder of 2007.
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
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this quarterly report on Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and, therefore, we are subject to the risks of international commerce.
•	The majority of our third party manufacturers are concentrated in China. Any adverse political, or governmental relations, including duties, and quotas, internally within China or externally with the United States could result in material adverse disruptions in our supply of product to customers.
•	We are subject to risk associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi). Such currency fluctuations may have an adverse effect on our product costs and ultimately on demand for our products.
•	If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.
•	The continued consolidation of domestic retailers, and their capital requirements to fund growth, increases and concentrates our credit risk.
•	Our international sales are dependent on a limited number of distributors. These distributors have limited capital to fund growth, which increases and concentrates our credit risk. These foreign distributors may terminate their operations or their relationships with us.
•	Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales.
•	A decline in consumer spending due to unfavorable economic conditions could hinder our product revenues and earnings.
•	Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain, and any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
•	Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation.
•	Labor disruptions or disruptions due to natural disasters or casualty losses at one of our three distribution facilities or our domestic manufacturing facility could have a material adverse effect on our operations.
•	Our financial success may be limited by the strength of our relationships with our retail customers and by the success of such retail customers.
•	We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
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
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. For the quarter ended September 29, 2007, we recorded net sales of $36.9 million and operating income of $4.9 million, compared to $32.8 million of net sales and operating income of $3.9 million for the quarter ended September 30, 2006. We have also continued to maintain strong gross margins. For the quarter ended September 29, 2007, our gross margin was $14.4 million or 39.1% of net sales, compared to $12.7 million or 38.6% of net sales for the quarter ended September 30, 2006.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with our interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

($ in thousands)	Quarter Ended			Three Quarters Ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	change	2007	2006	change
Net sales	$36,876	$32,840	12%	$85,496	$76,063	12%
Gross profit	14,412	12,669	14%	33,791	29,737	14%
Gross margin %	39.1%	38.6%	50 bps	39.5%	39.1%	40 bps
Selling and administrative expenses	9,465	8,736	8%	26,580	24,245	10%
% of net sales	25.7%	26.6%	(90 bps)	31.1%	31.9%	(80 bps)
Non-operating income (expense)	48	(20)	341%	262	115	127%
Income before income taxes	4,995	3,913	28%	7,473	5,607	33%
Income tax provision	1,684	1,365	23%	2,582	1,488	74%
Net income	3,311	2,548	30%	4,891	4,119	19%
Quarter Ended September 29, 2007 Compared to Quarter Ended September 30, 2006:
Net Sales: For the third quarter of 2007, consolidated net sales were $36.9 million, up 12% from $32.8 million in the third quarter of 2006. Sales to the work market were $15.1 million for the third quarter of 2007, up 20% from $12.5 million for the same period of 2006. Year-over-year growth in work sales reflects continued penetration into a variety of general and specialized work and uniform boot markets. Sales to the outdoor market were $21.8 million for the third quarter of 2007, up 7% from $20.3 million for the same period of 2006. Year-over-year growth in the outdoor market sales primarily reflects increased penetration into the cold weather and rugged outdoor boot markets.
Gross Profit: Gross profit for the third quarter of 2007 was 39.1% of net sales, compared to 38.6% in the same period of 2006. Margin improvement of 50 basis points was due to the reduced impact of sales returns, discounts and allowances (120 basis points), partially offset by the effect of closeouts (-70 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the third quarter of 2007 increased $0.7 million, or 8%, to $9.5 million from $8.7 million in the same period in 2006. The increase includes added sales and product development expenses of $0.3 million and other expenses of $0.4 million.
Non-operating Income (Expense): Non-operating income in the third quarter of 2007 was $0.05 million, compared to a $0.02 million non-operating expense in the same period in 2006. The increase was primarily the result of greater cash balances generating higher interest income than in the prior year.
Income Before Income Taxes: Income before income taxes increased to $5.0 million in the third quarter of 2007 from $3.9 million during the same period in 2006, an increase of 28%. The increase was due to achieving operating expense leverage (net sales increased 12% while selling and administrative expenses increased 8%), and a 50 basis point increase in gross profit.
Income Tax Expense: We recognized income tax expense at an effective rate of 33.7% for the third quarter of 2007 compared to an effective tax rate of 34.9% in the third quarter of 2006.
Net Income: Net income for the third quarter of 2007 was $3.3 million, or $0.52 diluted earnings per common share, compared to $2.5 million, or $0.41 diluted earnings per common share in 2006.

First Three Quarters of 2007 Compared to First Three Quarters of 2006:
Net Sales: Net sales for the first three quarters of 2007 increased 12%, to $85.5 million, from $76.1 million in the same period of 2006. In the work market, net sales increased 13%, to $43.7 million, from $38.6 million in 2006. Year-over-year growth in work sales reflects the continued penetration into a variety of general and specialized work boot markets. In the outdoor market, net sales increased 12%, to $41.8 million, from $37.4 million in the first three quarters of 2006. Growth in the outdoor market sales reflects increased penetration into the hunting, cold weather and rugged outdoor boot markets.
Gross Profit: Gross profit for the first three quarters of 2007 was 39.5% of net sales, compared to 39.1% in the prior year period. Margin improvement of 40 basis points was due to the introduction of new products with higher margins and price increases in recent periods (70 basis points) along with improvements in sales returns, discounts and allowances (40 basis points). This was partially offset by an increase in closeout sales (-70 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first three quarters of 2007 increased $2.3 million, or 10%, to $26.6 million from $24.2 million in the same period in 2006. The increase included added sales, marketing, and product development expenses of $1.5 million. In addition, the increased costs included investments in sourcing and IT, including the Asia office ($0.4 million), expenses related to our new Portland distribution center and offices ($0.3 million) and other expenses ($0.1 million).
Non-operating Income: Non-operating income in the first three quarters of 2007 was $0.3 million, a $0.2 million increase from the same period in 2006. The increase was the result of greater cash balances generating higher interest income than in the prior year.
Income Before Income Taxes: Income before income taxes increased to $7.5 million in the first three quarters of 2007 from $5.6 million in the prior year, an increase of 33%. The increase was due to achieving operating expense leverage (net sales increased 12% while selling and administrative expenses increased 10%) and a 40 basis point increase in gross profit.
Income Tax Expense: We recognized income tax expense at an effective rate of 34.6% for the first three quarters of 2007 compared to an effective tax rate of 26.5% in the first three quarters of 2006. Research and development tax credits of $0.5 million for the 2000 to 2005 tax years were recorded as a discrete item in the second quarter of 2006.
Net Income: Net income for the first three quarters of 2007 was $4.9 million, or $0.77 diluted earnings per common share, compared to $4.1 million, or $0.66 diluted earnings per common share, in 2006.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first three quarters of 2007.
Net cash used in operating activities was $6.5 million in the first three quarters of 2007, compared to $0.8 million in the same period of 2006. Operating cash flows in the first three quarters of 2007 included net income of $4.9 million, adjustments for non-cash items including depreciation and amortization totaling $1.3 million and $0.4 million of stock-based compensation expense, and changes in working capital components, consisting primarily of increases in accounts receivable of $10.0 million, and an increase in inventories of $8.0 million, partially offset by an increase in accounts payable of $4.9 million.
Net cash used in operating activities during the first three quarters of 2006 consisted of net income of $4.1 million, adjustments for non-cash items including depreciation and amortization totaling $1.3 million, stock-based compensation of $0.4 million and changes in working capital components, primarily increases in accounts receivable of $8.3 million and inventory of $3.0 million, partially offset by an increase in accounts payable of $3.2 million.
Cash flows used to purchase property and equipment were $1.0 million for the first three quarters of 2007 compared with $3.6 million for the first three quarters of 2006. Capital expenditures for the first three quarters of 2006 related primarily to the new leased distribution center and administrative offices in Portland, Oregon. We anticipate an additional $0.4 million in capital expenditures during the remainder of 2007. Proceeds from the exercise of stock options were $0.5 million in the first three quarters of 2007, compared to $0.3 million in the same period of 2006. We paid a cash dividend of $0.9 million in June of 2007.
A summary of our contractual cash obligations at September 29, 2007 appears below:

(in thousands)	Payments due by period
		Remaining in
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt (1)	$422	$—	$—	$—	$—	$—	$422
Operating leases (2)	10,737	514	2,070	1,324	990	1,012	4,827

Total Contractual Obligations	$11,159	$514	$2,070	$1,324	$990	$1,012	$5,249

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

(2)	See Part I, Item 2 – “Properties” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our leased facilities.
We contributed $0.7 million to our defined benefit pension plan during the first three quarters of 2007 and anticipate contributing an additional $0.3 million during the remainder of 2007.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 29, 2007, no such losses existed. We also have a commercial line of credit with a maximum amount committed of $30 million, which expires in June 2009. No amounts were outstanding under this line at September 29, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: October 31, 2007	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2007	By:	/s/ David P. Carlson
David P. Carlson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 29, 2007

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