Form 10-K
period 2007-12-31
LACROSSE FOOTWEAR INC
filed 2008-03-07
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-23800
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 29, 2007: $74,088,349.
Number of shares of the registrant’s common stock outstanding at February 29, 2008: 6,209,339 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2007, the end of the Company’s fiscal year.

PART I
Item 1. Business
Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.
General
LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leading developer and marketer of branded, premium and innovative footwear for expert work and outdoor users. Our trusted Danner® and LaCrosse® brands are distributed domestically through a nationwide network of specialty retailers and distributors, and internationally through distributors and retailers in Asia, Europe and Canada. Work customers include people in law enforcement, agriculture, firefighting, construction, military services and other occupations that need high-performance and protective footwear as a critical tool for the job. Outdoor customers include people active in hunting, outdoor cross training, hiking and other outdoor recreational activities.
Company history
LaCrosse traces its roots back to 1897, with the founding of La Crosse Rubber Mills, a manufacturer of rubber and vinyl footwear. Located in La Crosse, Wisconsin, the original company was purchased from the founders in 1982 by George Schneider and the Schneider family. We have established a highly loyal following among Midwestern laborers and outdoorsmen operating in severe cold or wet environments. In 1994, we expanded our brand portfolio through the acquisition of Danner Shoe Manufacturing, a premium maker of leather boots since 1932, located in Portland, Oregon. Danner had developed a strong reputation among Pacific Northwest loggers, shipyard workers and early outdoor enthusiasts.
Since 2000, we have transitioned from being primarily a manufacturer to being primarily a developer and marketer, increasing our outsourced production from approximately 50% to 80%. In 2005, we opened our first international office in China to diversify our manufacturing capacity and ensure our high quality standards.
Corporate strategy
Our corporate strategy is to continue to:
•	Build, position and capitalize on the strengths of established brands

•	Develop innovative products and relevant technologies that will differentiate our products, footwear and apparel

•	Offer superior customer service, and

•	Expand and enhance our strong distribution network of sales representatives and retail and industrial customers
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

Products
Our branded product offerings for the work and outdoor markets include the following brands:
Danner
The Danner brand is known nationwide as “the expert’s choice” in premium outdoor footwear, with rugged designs that exceed customer expectations for performance and quality, and with classic outdoor heritage and authentic character. The brand represents the highest level of performance and features with a select line of high-quality, feature-driven footwear products at premium prices. Danner products consist of premium quality work and outdoor boots with many features including our stitch-down manufacturing process, which provides outstanding support and built-in comfort. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in its leather boots. Danner’s product offerings include product categories such as Uniform, Hunting, Work, Hiking and Accessories.
LaCrosse
The LaCrosse brand has a broad product line across multiple price points including rubber and leather footwear as well as a line of rainwear and protective clothing. Among our target customers, the LaCrosse brand is known for high performance in the field and on the job. Designed for durability and reliability, LaCrosse boots are built to satisfy specific end-user needs, such as being protective against water, extreme cold, chemicals or fire and other harsh environments. LaCrosse’s product offerings includes product categories such as Hunting, Work, Cold Weather, Fire and Apparel / Accessories.
Styles
During 2007, we offered approximately 470 styles of footwear and protective clothing. The percentage of net sales into work markets in 2007, 2006 and 2005 were approximately 52%, 51% and 51%, respectively and sales to outdoor markets were approximately 48%, 49% and 49%, respectively.
Product Design and Development
Our product design and development concepts originate from our staff and through communication with our customers and suppliers. We stay in constant contact with our customers to understand consumer demand and trends. Product concepts are based upon perceived consumer needs and may include new technological developments in footwear, rainwear and materials.
Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. Our marketing and product development personnel, at times in conjunction with outside design consultants, determine the final aesthetics of the product. Once a product design is approved for production, responsibility may be shared with outside sourcing facilities for pattern development and commercialization. Our presence in Portland, Oregon provides access to a broad talent pool of footwear and apparel design professionals.

Customers, Sales, and Distribution
We market our two brands through two primary channels of distribution: (1) retail and (2) safety and industrial.
Within the retail channel, the LACROSSE® and DANNER® brands are marketed through independent representative groups and our in-house sales staff. For both brands, some of the independent agents are part of multi-line representative groups and some are dedicated solely to our products. A national account sales team complements the sales activities for the brands.
Our products are sold directly to more than 3,500 accounts, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, distributors, and federal, state, and local government agencies. Our domestic manufacturing capability provides us with an opportunity to provide high-end products directly to our U.S. government and military customers. Our customer base is also diversified as to size and location of customer and markets served. As a result, we are less dependent upon a few customers. However, our retail customers have recently shown a trend towards consolidation into regional, super regional, and national businesses, and this trend has the effect of consolidating our customer base. As consolidation continues, our dependency on fewer, larger customers may increase.
We currently operate four Internet websites for use by consumers and retailers. The primary purpose of the consumer-oriented websites is to provide product and company information. In addition, two of these sites sell products to consumers who choose to purchase directly from us.  The business-to-business website for the LACROSSE® and DANNER® brands provides product ordering capability and critical information to dealers about the status of pending orders, inventory levels, shipping and other data. Our corporate website, www.lacrossefootwearinc.com, provides information about the company and its brands to investors and the corporate community.
We operate a retail outlet store at the factory in Portland, Oregon. The factory outlet store sells slow-moving merchandise, factory seconds, and first quality products for both DANNER® and LACROSSE® brands.
International sales are primarily derived through our Japanese, European and Canadian independent distribution and dealer networks.
Advertising and Promotion
We create customized advertising and marketing materials and programs for each brand and distribution channel, which allows us to emphasize relevant product features that have special appeal to the applicable targeted consumer.
We advertise and promote our products through a variety of methods including national and regional print advertising, public relations, point-of-sale displays, catalogs and packaging, product licensing agreements and sponsorships, online promotion and co-promotion with dealers and suppliers. Our largest initiatives include:
•	Marketing development funds, which include advertising and local retail partner events, are funds provided by the Company to help retail customers market and sell Danner and LaCrosse products;

•	Marketing material updates, website upgrades, point-of-purchase and related advertising; and

•	Visual merchandising, which focuses on all branded point-of-sale development and production.
We believe that once a consumer understands the features and benefits of our products, they will be more likely to become a loyal customer. As such, we are committed to ensuring that the benefits, features and advanced technologies of all our products are clearly articulated at our customers’ retail stores. We have established retail store education programs in which we send representatives to train the sales associates of all key retailers.

We coordinate with retail store managers to improve product positioning and point-of-sale information displays. We also utilize experts such as S.W.A.T. team members, hunting and fishing professionals and military officers to communicate product benefits and drive brand recognition.
Manufacturing and Sourcing
Manufacturing Overview
We source approximately 80% of the products we sell through a network of international contract manufacturers, with the remaining 20% manufactured domestically in our 36,000 square foot facility in Portland, Oregon. We only manufacture high-end leather goods domestically, while all other products are manufactured internationally. Our domestic manufacturing facility provides a number of benefits, including increased brand authenticity and compliance with government manufacturing requirements, such as the Berry Amendment (legislation promoting domestic or “home grown” products for government entities). We routinely take current and potential customers on tours through our factory, showcasing the quality of our brands. This has historically translated into stronger demand and shelf space for our footwear products.
Sourcing Overview
In 2005, we formed LaCrosse International, Inc., a wholly owned subsidiary with an office in China. LaCrosse International has three primary tasks:
•	Work with suppliers to maintain our standards for high quality products and labor practices;

•	Locate and develop relationships with complementary sourcing alternatives; and

•	Increase speed to market for new products.
We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. In addition, substantially all of our transactions with our foreign contract manufacturers are in U.S. Dollars. We evaluate our vendors primarily on the quality of their work, cost and ability to deliver on time.
Approximately 80% of our outsourced products are purchased from two foreign manufacturers located in China. Alternate sources of capacity for these products are available worldwide.
The raw materials used in production of our products are leather, crude rubber and oil-based vinyl compounds for protective clothing products. We have historically been able to recover any significant increases in our raw material costs through price increases.
LaCrosse, or our contract manufacturers, purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. GORE-TEX® is a registered trademark of Gore. Gore has traditionally been one of Danner’s largest suppliers in terms of dollars spent on raw materials. Over 90% of Danner styles are GORE-TEX® lined. We have contracts with Gore that are terminable by either party upon 180 days written notice. We believe our relationship with Gore is good. In the event the relationship was to terminate, we have identified other sources of products with similar characteristics.
Competition
The categories of the footwear and apparel markets in which we operate are highly competitive. We compete with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than we do. Because we have a broad product line, our competition varies by product category. We believe that we maintain a competitive position through the strength of our brands, our attention to quality, delivery of value, position as an innovator, our record of delivering products on a timely basis, strong customer relationships, and, in some cases, the breadth of our product line. We have five to seven major competitors in each of our market segments which include hunting, work, hiking, uniform, cold weather, apparel and uniform.
Certain of our competitors in leather footwear categories have strong brand name recognition in the markets they serve and are the major competitors of our DANNER® and LACROSSE® leather product lines. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products effectively compete with other domestically produced products, but are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By attention to these factors, we believe that the DANNER® footwear line has maintained a strong competitive position in our market niches.
Several rubber boot manufacturers with strong brand recognition in their respective markets are our main competitors, though we occupy a favorable niche in the higher price segments of the work and outdoor rubber boot markets. Our history of supplying quality rubber boots, all of which are currently sourced from overseas suppliers, has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which we must effectively compete. We believe that our superior quality products, innovation and design leadership, coupled with solid delivery and customer support enables us to effectively compete in this market.
Employees
As of December 31, 2007, we had approximately 300 employees located in the United States and six employees in our China office. Approximately twenty of our employees at the La Crosse, Wisconsin distribution center are represented by the United Steel Workers of America under a three-year collective bargaining agreement, which expires in September 2009. The United Food & Commercial Workers Union (UFCW) represents approximately 130 of our employees at the Portland, Oregon facility under a collective bargaining agreement, which will expire in January 2009. We consider our employee relations to be good.
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
Seasonality
Sales have been historically higher in the second half of the year due primarily to greater consumer demand for our outdoor product offerings during the fall and winter months. Accordingly, the amount of fixed operating expenses represents a larger percentage of net sales in the first two quarters than in the last two quarters of each year. We expect this seasonality to continue in the coming periods.

We place orders for products sourced from overseas suppliers during the first quarter with anticipated deliveries starting late in the second quarter. As a result, our inventories generally peak early in the third quarter, and then trend down to the end of year.
Factors other than seasonality could have a significant impact on our sales backlog and therefore, our backlog at any one point in time may not be indicative of future results.
Foreign Operations and Sales Outside of the United States
Other than LaCrosse International, Inc. (“LaCrosse International”), which is a wholly-owned subsidiary located in China, we do not own a majority or controlling interest in any other international company. LaCrosse International was established to work with our suppliers to maintain our high quality standards, to identify complementary sourcing alternatives, and to increase speed to market for new products.
Our net sales outside of the Unites States are through a focused set of independent distributors, and such sales accounted for approximately 7%, 6% and 5% of our net sales in 2007, 2006 and 2005, respectively. Substantially all of our fixed assets are located in the United States.
Environmental Matters
We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. Such laws and regulations are constantly evolving and it is difficult to accurately assess the effect they will have on our operations in the future. Compliance with federal, state and local requirements which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they anticipated to have in the future, a material effect on our capital expenditures, earnings or competitive position.
Executive Officers of the Registrant
The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
Joseph P. Schneider	48	President, Chief Executive Officer and Director
David P. Carlson	52	Executive Vice President, Chief Financial Officer, and Secretary
Craig P. Cohen	41	Vice President of Demand Planning
C. Kirk Layton	52	Vice President of Finance, Corporate Controller and Assistant Secretary
Kirk S. Nichols	39	Vice President of Sales and Marketing
J. Gary Rebello	56	Vice President of Human Resources
Robert G. Rinehart, Jr.	55	Vice President of Product Development

Where You Can Find More Information
We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). Copies of our reports, proxy statements and other information filed with the SEC are available for inspection at the offices of the SEC’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549. The SEC may be contacted at 1-800-SEC-0330 for further information. The SEC maintains an Internet site at www.sec.gov where SEC filings can be obtained. We also make available, free of charge on our corporate website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. Our investor relations department can also be contacted for such reports at (800) 654-3517.
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
A decline in consumer spending due to unfavorable economic and consumer credit conditions could hinder our product revenues and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income, including economic conditions and factors such as employment, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. In addition, spending patterns of consumers may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets. Our results of operations and financial condition may be adversely affected by changes in consumer spending or economic conditions.
Our business is substantially affected by the weather conditions, and sustained periods of warm and/or dry weather can negatively impact our sales. Additionally, such weather conditions may negatively impact our inventory levels and subsequent period sales.
We sell our products into two primary markets, work and outdoor. For the year ended December 31, 2007, 48% of our annual revenues were to the outdoor market. This market segment is highly seasonal and weather dependent. Sales of these products are largely dependent on the timing and severity of weather in the different regions of the United States. During sustained periods of warm and/or dry weather conditions, certain key categories in the outdoor market may be negatively impacted, including hunting, hiking and cold weather products, as consumers postpone participation in those activities pending the resumption of more conducive weather patterns. Additionally, given our advance ordering timelines, such reduced demand during normal outdoor market seasons may also negatively impact our inventory levels and subsequent period profits as such excess inventories are sold.
We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and therefore, we are subject to the risks of international commerce. Also, any adverse political conditions or governmental actions, including the imposition of duties and quotas, internally within China (where the majority of our third party manufacturers are concentrated) or externally with the United States could disrupt our supply of product to customers.
We use third party manufacturers located in foreign countries, primarily in China, to manufacture the majority of our products, including all of our LACROSSE® branded products. We also sell a growing percentage of our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
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
• limited capital of foreign distributors and the possibility that such distributors may terminate their operations or their relationships with us; and
• concentration of credit risk, currency, and political risks associated with international distributors. International distributors represented 7% of our net sales in 2007.
Additionally, although net sales outside of the U.S. did not constitute a significant portion of our revenues in 2007, we expect our international sales will grow over the next few years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as the Company has a limited number of foreign distributors, who may have inadequate capital to continue operations over the long-term. Sales to the international markets are achieved through those foreign distributors. The Company’s sales and sales growth may be adversely affected if the relationship with those distributors were to deteriorate and we are unable to engage suitable alternatives in a timely manner.
If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.
The footwear industry is subject to cyclical variations and declines in performance, as well as fashion risks and rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand. Furthermore, the footwear industry has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production based on our forecasts of consumer demand.
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
Third party manufacturers produce approximately 80% of our footwear products. Currently, we have footwear manufacturing arrangements with third party manufacturers located in China, Thailand, and Europe. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various potential factors outside of our control, one or more of our third party manufacturers may be unable to continue meeting our production requirements. Also, certain of our third party manufacturers have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
In addition, we do not have long-term supply contracts with these third party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facilities due to capacity constraints, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
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
We have distribution centers in Portland, Oregon and LaCrosse, Wisconsin and a domestic manufacturing facility in Portland, Oregon. Some of the employees at each of these facilities are organized in labor unions. Our inability to renew on favorable terms the collective bargaining agreements between us and the unions that represent our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.

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
Our competitors include footwear manufacturers, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. The principal competitive differentiators in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A number of our competitors:
•	have significantly greater financial resources than we have;

•	have more comprehensive product lines than ours;

•	have broader market presence than we have in retail outlets, or have their own retail outlets;

•	have longer-standing relationships with retailers than we have;

•	have greater distribution capabilities than we have;

•	have stronger brand recognition than we have; and

•	spend substantially more on product advertising than we do.
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
Changes in the price or availability of raw materials could disrupt our operations and adversely affect our financial results. Also, our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), oil price increases and higher foreign labor costs. If we are unable to increase our selling prices to offset such product cost increases, our revenues and earnings would be negatively impacted.
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
We depend on a limited number of sources for the primary materials used to make our footwear. For example, we and our suppliers purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over 90% of Danner styles are GORE-TEX® lined. We have contracts with Gore that are terminable by either party upon 180 days written notice.
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
Our revolving credit facility contains financial and operating covenants with which we must comply. As of December 31, 2007, we were in compliance with each of these covenants. However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could harm our business.
At December 31, 2007, we had no outstanding balances due under this financial arrangement.
Our articles of incorporation, bylaws and Wisconsin corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management.
Among other things, these provisions:
•	classify our board of directors so that only some of our directors are elected each year;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	establish advance notice and other procedural requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting
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
Item 1B.     Unresolved Staff Comments
Not Applicable.
Item 2. Properties
The following table sets forth certain information, as of December 31, 2007, relating to our principal facilities.

	PROPERTIES
	Owned or	Approximate Floor
Location	Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased(1)	145,000	Principal sales, marketing and executive offices and distribution facility

Portland, OR	Leased(2)	36,000	Manufacturing operations and retail outlet store

La Crosse, WI	Leased(3)	185,000	Distribution facility

La Crosse, WI	Leased(4)	236,000	Distribution facility

Zhongshan, China	Leased	1,400	Office space

(1)	In June 2006, we moved our corporate headquarters and distribution center for our Danner line of footwear products to a newly constructed, 145,000 square foot building in Portland, Oregon. The monthly base rent on the Single Tenant Industrial Lease is scheduled for 120 months from August 1, 2006 and the Lease provides for potential term extensions of up to 60 months after the original term.

(2)	The lease for this facility expires in March 2009; however, we have the option to extend the term for an additional five years.

(3)	In August 2006, we signed a first amendment and extension of lease for this facility. The amendment extends the term of the lease through May 2009 and removes all sublease agreements. The previous sublessees now pay rent directly to the lessor.

(4)	In August 2006, we extended our lease on this facility through April 2009.
With the exception of our La Crosse, WI distribution facilities, which we intend to consolidate in early 2009 to one Midwest location, we believe that our current facilities, which are in good operating condition, will be adequate to meet our anticipated needs for at least the next few years.
Item 3. Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable of occurrence and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the fiscal year ended December 31, 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On February 29, 2008, the closing sale price of our common stock was $16.62 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2007		2006
	High	Low	High	Low

First Quarter	$16.48	$12.72	$12.15	$9.70
Second Quarter	$18.99	$15.06	$13.98	$11.30
Third Quarter	$22.99	$16.26	$13.50	$11.49
Fourth Quarter	$18.83	$16.78	$13.71	$11.63
As of February 29, 2008, there were 253 shareholders of record and approximately 900 beneficial owners of our common stock.
Dividends
We declared and paid a cash dividend of $0.15 per share of common stock during the second quarter of 2007.
On February 4, 2008, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. These dividends will be paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The total cash payment for this dividend will be approximately $7.1 million. The Board of Directors, while not declaring future dividends to be paid, has established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million) for the balance of 2008. We have amended our credit agreement to provide for payment of quarterly dividends in 2008, not to exceed $3.5 million annually.
Future dividend policy and dividend payments, if any, will depend upon earnings and the financial condition of our company, our need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.
Sales of Unregistered Securities
We did not have any unregistered sales of equity securities in 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any purchases of our equity securities in 2007.
Equity Compensation Plan Information
The information required by this item with respect to our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.
Market Price of the Registrant’s Common Equity
The following graph compares on a cumulative basis changes since December 31, 2002, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Hemscott Textile-Apparel Footwear/Accessories Industry Group Index (the “Hemscott Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2002 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Hemscott Group Index.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
LaCrosse Footwear, Inc.	$100	$303	$415	$417	$510	$680
NASDAQ Global Market Index	$100	$150	$163	$167	$184	$202
Hemscott Group Index	$100	$146	$195	$210	$258	$257

Item 6. Selected Financial Data
Selected Income Statement Data

Year Ended December 31	2007	2006	2005	2004	2003
(in thousands, except per share data)
Net sales	$118,179	$107,798	$99,378	$105,470	$95,687
Operating income	$10,983	$8,834	$8,609	$7,640	$3,666
Net income	$7,300	$6,344	$5,234	$6,973	$2,630
Net income per common share
Basic	$1.20	$1.05	$0.88	$1.18	$0.45
Diluted	$1.15	$1.02	$0.85	$1.15	$0.44
Weighted average common shares outstanding
Basic	6,087	6,022	5,954	5,891	5,874
Diluted	6,357	6,213	6,166	6,070	5,939
Selected Balance Sheet Data

Year Ended December 31	2007	2006	2005	2004	2003
(in thousands)
Inventories	$27,131	$22,038	$24,865	$16,962	$24,042
Total assets	$83,547	$73,533	$64,583	$57,788	$55,241
Note payable	—	—	—	—	$5,319
Long-term debt, including current maturities	$394	$506	—	—	$2,219
Shareholders’ equity	$65,985	$57,344	$50,477	$45,151	$37,876
Inventory turns	2.7	2.8	3.0	3.4	2.8
Days sales outstanding	62	56	50	49	44
We declared and paid a cash dividend of $0.15 per share of common stock during the second quarter of 2007. We did not declare or pay a cash dividend in 2003 through 2006.
On February 4, 2008, we announced a special cash dividend one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. These dividends will be paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The total cash payment for this dividend will be approximately $7.1 million. The Board of Directors, while not declaring future dividends to be paid, has established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million) for the balance of 2008. We have amended our credit agreement to provide for payment of quarterly dividends in 2008, not to exceed $3.5 million annually.

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
Our trusted Danner® and LaCrosse® brands are distributed domestically through a nationwide network of specialty retailers and distributors, and internationally through distributors and retailers in Asia, Europe and Canada. Additionally, we operate four websites for use by our consumers and retailers, and we operate a retail outlet store at our manufacturing facility in Portland, Oregon.
We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work consumers include people in law enforcement, transportation, firefighting, construction, military services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
Weather, especially in the fall and winter, has been, and will likely continue to be, a significant contributing factor impacting our financial performance. Sales are typically higher in the second half of the year due to stronger demand for our cold and wet weather outdoor product offerings. We augment these offerings by infusing innovative technology into all product categories with the intent to create additional demand in all four quarters of the year.
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. Our sales and earnings growth continue to be driven by the success of our new product lines and our ability to meet at-once demand. During 2007, we achieved record annual gross margins and profits, and continued to improve our cash position and leverage our operating expenses while investing in growing various aspects of our business.

RESULTS OF OPERATIONS — FISCAL 2007 COMPARED TO FISCAL 2006
Financial Summary — 2007 versus 2006
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2007	2006	$ Change	% Change
Net Sales	$118.2	$107.8	$10.4	10%
Gross Profit	$46.9	$42.3	$4.6	11%
Gross Margin %	39.7%	39.2%		50 bps
Operating Expenses	$35.9	$33.5	$2.4	7%
% of Net Sales	30.4%	31.0%		(60 bps)
Non-Operating Income	$0.3	$0.1	$0.2	190%
Income Before Income Taxes	$11.3	$8.9	$2.4	27%
Income Tax Provision	$4.0	$2.6	$1.4	53%
Net Income	$7.3	$6.3	$1.0	16%
Consolidated Net Sales: Consolidated net sales for 2007 increased 10%, to $118.2 million, from $107.8 million in 2006. In the work market, net sales increased 11%, to $60.9 million, from $54.7 million in 2006. Year-over-year growth in work sales reflects the continued penetration into a variety of general and specialized work boot markets. In the outdoor market, net sales increased 8%, to $57.3 million, from $53.1 million in 2006. Growth in the outdoor market sales reflects increased penetration into the rugged outdoor boot markets.
Gross Profit: Gross profit for 2007 was 39.7% of consolidated net sales, compared to 39.2% in 2006. Margin improvement of 50 basis points was due to price increases in recent periods and improvements in sales returns, discounts and allowances (130 basis points), partially offset by an increase in markdown sales (80 basis points).
Operating Expenses: Operating expenses in 2007 increased $2.4 million, or 7%, to $35.9 million from $33.5 million in 2006. Operating expenses as a % of net sales declined from 31.0% in 2006 to 30.4% in 2007. The $2.4 million growth in operating expenses included added sales, marketing, and product development expenses of $1.7 million. The remaining $0.7 million included costs of our new distribution center and offices ($0.3 million) and other general and administrative costs ($0.4 million).
Non-operating Income: Non-operating income in 2007 was $0.3 million, a $0.2 million increase from 2006. The increase was the result of greater cash balances generating higher interest income than in the prior year.
Income Before Income Taxes: Income before income taxes increased to $11.3 million in 2007 from $8.9 million in the prior year, an increase of 27%.
Income Taxes: We recognized income tax expense at an effective rate of 35.2% in 2007 compared to an effective tax rate of 28.9% in 2006 due to research and development tax credits of approximately $0.6 million in 2006.
Net Income: As a result of consolidated net sales growth, gross profit improvements and operating expenses noted above, we realized net income for 2007 of $7.3 million, or $1.15 diluted earnings per common share, compared to $6.3 million, or $1.02 diluted earnings per common share, in 2006.

RESULTS OF OPERATIONS — FISCAL 2006 COMPARED TO FISCAL 2005
Financial Summary — 2006 versus 2005
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2006	2005	$ Change	% Change
Net Sales	$107.8	$99.4	$8.4	8%
Gross Profit	$42.3	$36.3	$6.0	17%
Gross Margin %	39.2%	36.6%		260 bps
Operating Expenses	$33.5	$27.7	$5.7	21%
% of Net Sales	31.0%	27.9%		310 bps
Non-Operating Income (Expense)	$0.1	($0.3)	$0.4	(133%)
Income Before Income Taxes	$8.9	$8.3	$0.6	8%
Income Tax Provision	$2.6	$3.1	($0.5)	(16%)
Net Income	$6.3	$5.2	$1.1	21%
Consolidated Net Sales: Consolidated net sales for 2006 increased 8%, to $107.8 million, from $99.4 million in 2005. In the work market, net sales increased 8%, to $54.7 million, from $50.5 million in 2005. Year-over-year growth in work sales reflects the success of our fire boot offerings along with continued penetration into the uniform market. In the outdoor market, net sales increased 9%, to $53.1 million, from $48.9 million in 2005. The growth in the outdoor market primarily resulted from the continued penetration into the hunting and hiking markets. In addition, the introduction of socks into the work and outdoor markets contributed to our overall sales growth.
Gross Profit: Gross profit for 2006 was 39.2% of consolidated net sales, compared to 36.6% in 2005. Margin improvement of 260 basis points was the result of improved margins of products introduced in recent years with higher margins and a price increase in the fourth quarter (180 basis points), and fewer markdown sales (80 basis points).
Operating Expenses: Operating expenses in 2006 increased $5.7 million, or 21%, to $33.5 million from $27.7 million in 2005. The increase reflects added compensation expenses of $3.6 million, which primarily includes additional sales, product development, and sourcing staff ($1.7 million), incentive compensation ($1.4 million) and stock-based compensation ($0.5 million). Additionally, travel and training expenses increased $0.8 million and costs associated with the relocation of our Portland distribution center and office were $0.5 million.
Non-operating Income: Non-operating income in 2006 increased $0.4 million, to $0.1 million from a non-operating expense of $0.3 million in 2005. The increase was primarily the result of interest income more than offsetting interest expense and bank fees. At the end of 2006 and 2005, we had no outstanding borrowings under our line of credit.
Income Before Income Taxes: Income before income taxes increased by $0.6 million, or 8%, to $8.9 million from $8.3 million in 2005. The increase was due to an 8% increase in net sales and a 260 basis point improvement in gross margins, partially offset by a 21% increase in operating expenses.
Income Taxes: Income tax provision in 2006 decreased to $2.6 million, from $3.1 million in 2005. Our effective tax rate was 28.9% in 2006 compared to an effective tax rate of 36.9% in 2005, the reduction being primarily due to research and development tax credits of approximately $0.6 million in 2006.

Net Income: As a result of net sales growth, gross profit improvements and operating expense changes noted above, we realized 2006 net income of $6.3 million, or $1.02 net income per diluted common share, compared to $5.2 million or $0.85 net income per diluted common share in 2005.
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
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires, if not renewed, on June 30, 2009. Amounts borrowed under the agreement are secured by all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. At our option, the credit agreement provides for interest rate options of prime rate minus 0.50% or LIBOR plus 1.50%. No amounts were outstanding under this agreement during 2007.
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
Net cash provided by operating activities was $4.1 million in 2007, compared to net cash provided by operating activities of $9.7 million for 2006. The 2007 amount consisted of net income of $7.3 million, adjusted for non-cash items including depreciation and amortization totaling $1.8 million and $0.5 million of stock-based compensation expense, and changes in working capital components, consisting primarily of an increase in accounts receivable of $2.7 million, and an increase in inventories of $5.1 million.
Net cash provided by operating activities was $9.7 million in 2006, compared to net cash used in operating activities of $0.6 million for 2005. The 2006 amount consisted of net income of $6.3 million, adjusted for non-cash items including depreciation and amortization totaling $1.7 million and $0.5 million of stock-based compensation expense, and changes in working capital components, consisting primarily of an increase in accounts receivable of $3.2 million, and a decrease in inventories of $2.8 million.
Net cash used in investing activities was $1.5 million in 2007 compared to $4.1 million in 2006. The majority of the cash used in both years was for capital expenditures. Capital expenditures related to the new leased distribution facility and administrative offices in Portland, Oregon accounted for the majority of the capital expenditures in 2006. We anticipate spending $2.0 million on capital expenditures in 2008.
Net cash provided by financing activities was $0.1 million in 2007 compared to $1.0 million in 2006. Proceeds from the exercise of stock options were $1.0 million in 2007, compared to $0.4 million for 2006. We paid a cash dividend of $0.9 million in June of 2007.
At December 31, 2007 and 2006, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. This obligations in excess of plan assets and accrued liabilities has resulted in a cumulative direct charge to equity net of tax of $1.0 million and $1.7 million as of December 31, 2007 and 2006, respectively. We expect to contribute $0.4 million to the pension plan in 2008.

On February 4, 2008, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of the Company’s common stock. These dividends will be paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The total cash payment for this dividend will be approximately $7.1 million. The Board of Directors, while not declaring future dividends to be paid, has established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million) for the balance of 2008. We have amended our credit agreement to provide for payment of quarterly dividends in 2008, not to exceed $3.5 million annually.
Our current plans are to consolidate our La Crosse, Wisconsin distribution facilities in early 2009 to one location for increased capacity and operating efficiencies. We anticipate spending approximately $4.0 million for capital assets related to building out a new Midwest consolidated distribution facility including racking, IT and other build-out costs. We are currently evaluating whether to purchase or lease the new distribution facility, with the understanding that a purchase will entail a greater commitment of our cash and capital resources.
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
A summary of our contractual cash obligations at December 31, 2007 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (1)	$394	$—	$—	$—	$—	$—	$394
Operating leases (2)	10,255	2,105	1,344	990	1,012	1,012	3,792

Total Contractual Obligations	$10,649	$2,105	$1,344	$990	$1,012	$1,012	$4,186

1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” to the accompanying consolidated financial statements for additional information.

2)	See Part I, Item 2 – Properties for a description of our leased facilities.
From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2007, no such losses existed.
We also have a commercial commitment as described below, which is more fully described under the caption “Liquidity and Capital Resources”:
     (In Thousands)

Other Commercial Commitment	Maximum Amount Committed	Outstanding at 12/31/07	Date of Expiration

Line of credit	$30,000	$—	June 2009
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
Allowances for Doubtful Accounts, Cash Discounts and Non-Defective Returns: According to our standard sales agreement, ownership of our products transfers to the customer when the product is delivered to a third-party carrier at one of our distribution facilities. Therefore, the amount of revenue recognized does not require a material level of judgment or subjectivity. However, significant judgment is required when determining the allowances for doubtful accounts, cash discounts, and non-defective returns, each of which reduces the amount of accounts receivable and operating income reported in the accompanying consolidated financial statements.
Our historical experience of write-offs of uncollectible accounts has been insignificant. However, based on our assessments of payment histories and current creditworthiness of our customers, we have recorded an allowance for doubtful accounts of $0.2 million at December 31, 2007 and $0.3 million at December 31, 2006.
In addition to an allowance for doubtful accounts, we maintain allowances for anticipated cash discounts to be taken by customers and for non-defective returns. Cash discounts are provided under certain customer service programs and are estimated based on available programs and historical usage rates. Reserves for non-defective returns are estimated based on historical rates of returns. These combined reserves total $0.5 million at December 31, 2007 and $0.4 million at December 31, 2006.
Allowance for Slow-Moving Inventory: Provision for potentially slow-moving or excess inventories is made based on our analysis of inventory levels, future sales forecasts and current estimated market values. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. These reserves total $0.4 million and $0.5 million at December 31, 2007 and 2006, respectively.
Product Warranty: We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold and historical and anticipated rates of warranty claims. We utilize historical trends and information received from customers to assist in determining the appropriate loss reserve levels, which were $0.9 million and $0.8 million at December 31, 2007 and 2006, respectively.
Valuation of Long-Lived and Intangible Assets:
As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in our other long-term investments, primarily property and equipment, we have made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.
Please refer to the “Risk Factors” in Part I, Item IA for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.

Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the discount rate and the expected long-term rate of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may affect our pension and other postretirement obligations, our future expense and equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Deferred Tax Asset Valuation Allowance: Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2007 and 2006 is related entirely to state net operating loss (“NOL”) carryforwards for which the realization is dependent on having taxable income in a certain state well into the future. Currently, our projected levels of taxable income in such state are not sufficient to reduce the valuation allowance. On an ongoing basis, we will assess the future realization of the state NOL deferred tax assets to determine if any reductions in the valuation allowance are needed. The valuation reserve balance was $1.0 million at December 31, 2007 and 2006.
Stock-Based Compensation: We adopted the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
To calculate the share-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant is impacted by our stock price as well as assumptions regarding certain highly subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the anticipated risk-free interest rate, anticipated dividend yields and the expected life of the options. The anticipated risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141 and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008. We are currently assessing the impact that SFAS 141R and SFAS 160 will have on our results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. At our option, our line of credit interest rate is either the prime rate minus 0.50% or the LIBOR rate plus 1.50%. We are exposed to market risk related to interest rates. Based on an average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would impact the Company’s interest expense by approximately $0.1 million.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2007, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2007 with a similar charge to equity. Furthermore, a one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the charge to equity by approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data
The consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and the related consolidated balance sheets of the Company as of December 31, 2007 and 2006, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-21 hereof and are incorporated by reference in this Item 8.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework . Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance
The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance is included under the captions “Proposal 1 — Election of Directors”, “Board of Directors”, “Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee”, respectively, in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
We have adopted a Code of Ethics for Senior Financial Officers that covers, among others, our principal executive officer, our principal financial officer and our principal accounting officer. This Code of Ethics for Senior Financial Officers is posted on our website at www.lacrossefootwearinc.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code of Ethics to any of our officers, then we will disclose the nature of such amendment or waiver on our website at the above address.
Item 11. Executive Compensation
The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Director Compensation” and “Executive Compensation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

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
The following table provides certain equity compensation information as of December 31, 2007:

Approximate number of
securities remaining
available for future
issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights (1)	warrants and rights	column) (2)
Equity compensation plans approved by security holders	788,579	$8.94	550,000

Equity compensation plans not approved by security holders	—	—	—

Total	788,579	$8.94	550,000

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”), 2007 Long Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan, As Amended and Restated (the “Director Plan”).

(2)	Includes 439,000 shares of the Company’s Common Stock available for issuance under the 2007 Long Term Incentive Plan and 111,000 shares of the Company’s Common Stock available for issuance under the Director Plan.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The information required by this Item is included under the captions “Transactions with Related Persons”, “Compensation Committee Interlocks and Insider Participation”, and “Board of Directors” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
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

The financial statement schedule for the years ended December 31, 2007, 2006 and 2005 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	31
Schedule II Valuation and Qualifying Accounts	32-33
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.	See the Exhibit Index for a description of exhibits filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2008.

LACROSSE FOOTWEAR, INC.
By	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 7, 2008

/s/ Stephen F. Loughlin Stephen F. Loughlin	Director	March 7, 2008

/s/ Luke E. Sims Luke E. Sims	Director	March 7, 2008

/s/ Charles W. Smith Charles W. Smith	Director	March 7, 2008

/s/ John D. Whitcombe John D. Whitcombe	Director	March 7, 2008

/s/ William H. Williams William H. Williams	Director	March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders of LaCrosse Footwear, Inc.
Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 and, in our opinion, is fairly stated in all material respects in relation to such basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 7, 2008

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2005
Accounts receivable allowances:
Allowance for discounts	$187	$2,335	$—	$2,178	$344
Allowance for nondefective product	—	1,923	—	1,845	78
Allowance for doubtful accounts	333	75	—	55	353

Total	$520	$4,333	$—	$4,078	$775

Allowance for slow-moving inventory	$1,698	$302	$—	$1,282	$718

Deferred tax asset valuation allowance	$1,088	$3	$—	$—	$1,091

Allowance for warranties	$846	$1,494	$—	$1,578	$762

Year ended December 31, 2006
Accounts receivable allowances:
Allowance for discounts	$344	$2,137	$—	$2,232	$249
Allowance for nondefective product	78	2,132	—	2,109	101
Allowance for doubtful accounts	353	(63)	—	34	256

Total	$775	$4,206	$—	$4,375	$606

Allowance for slow-moving inventory	$718	$601	$—	$829	$490

Deferred tax asset valuation allowance	$1,091	$—	$—	$63	$1,028

Allowance for warranties	$762	$1,837	$—	$1,827	$772

SCHEDULE II — continued

		(In Thousands)
		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2007
Accounts receivable allowances:
Allowance for discounts	$249	$2,687	$—	$2,633	$303
Allowance for nondefective product	101	2,752	—	2,697	156
Allowance for doubtful accounts	256	(21)	—	24	211

Total	$606	$5,418	$—	$5,354	$670

Allowance for slow-moving inventory	$490	$978	$—	$1,094	$374

Deferred tax asset valuation allowance	$1,028	$—	$—	$—	$1,028

Allowance for warranties	$772	$2,197	$—	$2,028	$941

The accounts receivable, inventory, and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005)

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006)

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	Amended and Restated LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142598))

(10.7)*	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142597))

(10.8)*	LaCrosse Footwear, Inc. 2008 Annual Incentive Compensation Plan Document (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 27, 2007)

(10.9)*	Summary of 2008 Compensation of Executive Officers (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 27, 2007))

*	A management contract or compensatory plan or arrangement.

Exhibit
Number	Exhibit Description

(10.10)*	Schedule of Fees for Non-Employee Directors (Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005)

(10.11)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.12)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

(10.13)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.14)	Certified Manufacturer Agreement, dated as of March 5, 2003, between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. [Confidential treatment has been requested with respect to a portion of this Agreement]

(10.15)	Trademark License, dated as of February 25, 2003, between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. [Confidential treatment has been requested with respect to a portion of this Agreement]

(10.16)	Amended and Restated Credit Agreement, dated September 6, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.17)	Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.18)	First Amendment To Credit Agreement and Waiver, dated February 25, 2008, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear Inc.’s Form 8-K as filed with the Commission on February 27, 2008)

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(99.1)	Proxy Statement for the 2008 Annual Meeting of Shareholders

The Proxy Statement for the 2008 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2 and F-3
Consolidated statements of income	F-4
Consolidated statements of shareholders’ equity and comprehensive income	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 – F-22
F — INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
We have audited the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 included in this Annual Report and titled Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 7, 2008

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In Thousands, except share and per share data)

ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents (Note 8)	$15,385	$12,702
Trade accounts receivable, less allowances of $0.7 million in 2007 and $0.6 million in 2006 (Note 8)	22,593	19,912
Inventories (Note 2)	27,131	22,038
Prepaid expenses and other	1,068	987
Deferred tax assets (Note 3)	1,201	1,223

Total current assets	67,378	56,862

PROPERTY AND EQUIPMENT
Leasehold improvements	2,042	2,018
Machinery and equipment	13,800	14,210

	15,842	16,228
Less accumulated depreciation	10,879	10,786

Property and equipment, net	4,963	5,442

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	453	476

Total other assets	11,206	11,229

TOTAL ASSETS	$83,547	$73,533

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES
Accounts payable	$7,456	$5,427
Accrued compensation	3,324	3,183
Other accruals	1,982	1,575

Total current liabilities	12,762	10,185

LONG-TERM DEBT (Note 4)	394	506
DEFERRED REVENUE (Note 4)	131	169
COMPENSATION AND BENEFITS (Note 7)	1,993	4,041
DEFERRED TAX LIABILITIES (Note 3)	2,282	1,288

Total liabilities	17,562	16,189

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

SHAREHOLDERS’ EQUITY (Notes 6, 7 and 12)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	27,473	26,458
Accumulated other comprehensive loss	(1,011)	(1,684)
Retained earnings	42,328	35,952
Less cost of 600,362 and 675,104 shares of treasury stock	(2,872)	(3,449)

Total shareholders’ equity	65,985	57,344

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,547	$73,533

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, except share and per share data)

	2007	2006	2005

Net sales (Note 9)	$118,179	$107,798	$99,378
Cost of goods sold	71,273	65,502	63,032

Gross profit	46,906	42,296	36,346
Selling and administrative expenses	35,923	33,462	27,737

Operating income	10,983	8,834	8,609
Non-operating income (expense)	289	88	(311)

Income before income taxes	11,272	8,922	8,298

Income tax provision (Note 3)	3,972	2,578	3,064

Net income	$7,300	$6,344	$5,234

Net income per common share:
Basic	$1.20	$1.05	$0.88
Diluted	$1.15	$1.02	$0.85

Weighted average number of common shares outstanding:
Basic	6,087,224	6,022,349	5,954,119
Diluted	6,357,235	6,213,016	6,165,547
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

			Accumulated
		Additional	Other			Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Loss	Earnings	Stock	Equity	Income

Balance, December 31, 2004	$67	$26,255	$(1,015)	$24,374	$(4,530)	$45,151
Net income	—	—	—	5,234	—	5,234	$5,234
Minimum pension liability, net of tax benefit of $310	—	—	(291)	—	—	(291)	(291)
Exercise of stock options	—	(268)	—	—	651	383

Comprehensive income							4,943

Balance, December 31, 2005	67	25,987	(1,306)	29,608	(3,879)	50,477
Net income	—	—	—	6,344	—	6,344	6,344
Minimum pension liability, net of tax benefit of $317	—	—	(255)	—	—	(255)	(255)
Adoption of SFAS No. 158	—	—	(123)	—	—	(123)
Stock based compensation expense	—	508	—	—	—	508
Exercise of stock options	—	(37)	—	—	430	393

Comprehensive income							6,089

Balance, December 31, 2006	67	26,458	(1,684)	35,952	(3,449)	57,344
Net income	—	—	—	7,300	—	7,300	7,300
Adoption of FIN 48 (Note 3)	—	—	—	(10)	—	(10)
Minimum pension liability net of tax expense of $430	—	—	673	—	—	673	673
Stock based compensation expense	—	549	—	—	—	549
Cash dividends paid	—	—	—	(914)	—	(914)
Exercise of stock options	—	466	—	—	577	1,043

Comprehensive income							$7,973

Balance, December 31, 2007	$67	$27,473	$(1,011)	$42,328	$(2,872)	$65,985

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$7,300	$6,344	$5,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,761	1,662	1,500
(Gain) loss on disposal or impairment of property and equipment	97	46	(30)
Stock-based compensation expense	549	508	—
Deferred income taxes	586	565	895
Changes in current assets and liabilities:
Trade accounts receivable	(2,681)	(3,228)	(1,071)
Inventories	(5,093)	2,827	(7,903)
Accounts payable	2,029	25	2,054
Accrued expenses and other	(488)	974	(1,285)

Net cash provided by (used in) operating activities	4,060	9,723	(606)

Cash Flows from Investing Activities
Purchases of property and equipment	(1,508)	(4,089)	(1,423)
Proceeds from sales of property and equipment	2	—	610

Net cash used in investing activities	(1,506)	(4,089)	(813)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	562	—
Cash dividends paid	(914)	—	—
Proceeds from exercise of stock options	1,043	393	383

Net cash provided by financing activities	129	955	383

Increase (decrease) in cash and cash equivalents	2,683	6,589	(1,036)

Cash and cash equivalents:
Beginning	12,702	6,113	7,149

Ending	$15,385	$12,702	$6,113

SUPPLEMENTAL INFORMATION
Cash payments of:
Interest	$—	$—	$323
Income taxes	$2,903	$2,251	$1,984

Non-cash deferred income tax expense (benefit) benefit from adjustment to pension liability (Note 7)	$430	$(317)	$(310)
See accompanying notes to consolidated financial statements.

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
Use of estimates in the preparation of financial statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Significant items subject to estimates and assumptions include valuation allowances for trade accounts receivable, inventories, and deferred tax assets, as well as pension obligations, product warranties, stock-based compensation, and estimated future cash flows used in the annual impairment test of goodwill. Actual results could differ from those estimates.
Reclassifications — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2007 presentation.
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
Revenue recognition — Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns and discounts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of goods sold.
Fair value of financial instruments — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its consolidated balance sheets as of December 31, 2007 and 2006. The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, and accrued compensation are estimated to approximate their fair value due to their short maturities. The carrying amount of long-term debt approximates fair value based on the maturities and collateral requirements currently available for similar financial instruments.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Trade accounts receivable and allowance for doubtful accounts — Trade accounts receivable are carried at original invoice amount less estimated allowances for doubtful accounts, cash discounts and non-defective returns. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of customers based upon ongoing credit evaluations. The Company analyzes its cash discount programs and returns policies and ongoing rates of non-defective returns to assess the adequacy of allowance levels and adjusts such allowances as necessary.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving or excess inventories is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment — Property and equipment are carried at cost and are depreciated using straight-line and accelerated methods over their estimated useful lives. Depreciable lives range from five to ten years for leasehold improvements and from three to seven years for machinery and equipment.
Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner, Inc. Goodwill is not amortized, but is subject to impairment tests at least annually in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of Danner, Inc.’s net assets exceeds the estimated fair value of its net assets, which is established based upon a projection of profitability. Using these procedures, the Company determined that the fair value of Danner, Inc.’s net assets exceeded its carrying value at December 31, 2007 and 2006, and therefore goodwill was not impaired. The net carrying amount of goodwill for Danner was $10.8 million for each year.
Recoverability and impairment of intangible assets and other long-lived assets — Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company determined that its long-lived assets at December 31, 2007 and 2006 were not impaired.

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
Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2007 and 2006 are summarized as follows (in thousands):

	December 31,
	2007	2006
Balance, beginning	$772	$762
Accruals for products sold	2,197	1,837
Costs incurred	(2,028)	(1,827)

Balance, ending	$941	$772

Stock-based compensation — The Company’s consolidated financial statements reflect the impact of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) which was adopted in 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $0.5 million ($0.06 per diluted share) for 2007 and $.5 million ($0.05 per diluted share) for 2006. See Note 6, “Stock Options” for additional information.
Income taxes — The provision for income taxes is based on earnings reported in the consolidated financial statements. Deferred tax assets and liabilities are determined by applying anticipated future tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Research and development costs — Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.
Advertising and promotion — The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are generally charged to expense as incurred. Advertising and promotional expense included in the consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 were approximately $2.9 million, $2.4 million, and $2.3 million, respectively.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Note 1. Nature of Business and Significant Accounting Policies, Continued
Net income per common share — Pursuant to SFAS No. 128, Earnings per Share, and SFAS 123R, the Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive instruments and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options or other arrangements to issue common stock (common stock equivalents) were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2007	2006	2005
Basic weighted average shares outstanding	6,087,224	6,022,349	5,954,119

Dilutive securities: stock options	270,011	190,667	211,428

Diluted weighted average shares outstanding	6,357,235	6,213,016	6,165,547

Note 2. Inventories
A summary of inventories is as follows (in thousands):

	December 31,
	2007	2006
Raw materials	$1,691	$1,433
Work in process	183	182
Finished goods	25,631	20,913

Subtotal	27,505	22,528
Less: provision for obsolete and slow-moving inventory	(374)	(490)

Total	$27,131	$22,038

Note 3. Income Tax Matters
As of December 31, 2007 and 2006, the Company maintained a valuation allowance against deferred tax items in each year of $1.0 million, related entirely to certain state net operating loss (“NOL”) carryforwards of which the realization is dependent on yet to be developed tax strategies as well as having taxable income in certain states in future periods. In subsequent years, the Company will report income tax expense offset by any changes in the valuation allowance based on ongoing assessments of the future realization of the state NOL deferred tax assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
Total state NOLs as of December 31, 2007 are approximately $21.9 million, which will expire as follows: $0.1 million in 2014, $2.7 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, and $.5 million in 2020.
Net deferred tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Trade receivable allowances	$201	$197
Inventory differences	677	728
Compensation and benefits	811	1,613
Warranty reserves and other	1,094	849
Net operating loss carryforwards	1,140	1,182
Valuation allowance	(1,028)	(1,028)

Total deferred tax assets	2,895	3,541

Deferred tax liabilities
Goodwill amortization	3,754	3,377
Property and equipment	42	59
Prepaid expenses and other	180	170

Total deferred tax liabilities	3,976	3,606

Net deferred tax liabilities	$(1,081)	$(65)

The net deferred tax liabilities described above are included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current assets	$1,201	$1,223
Noncurrent liabilities	(2,282)	(1,288)

Net deferred tax liabilities	$(1,081)	$(65)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$3,071	$1,898	$2,141
State	315	115	28
Deferred	586	565	895

Provision for income taxes	$3,972	$2,578	$3,064

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of income are as follows:

	December 31,
	2007	2006	2005
Statutory federal tax rate	34.0%	34.0%	34.0%
State rate, net of federal tax effect	3.2%	3.1%	2.3%
Federal & state research and experimentation credits	(1.7%)	(7.7%)	0.0%
Other, net	(0.3%)	(0.5%)	0.6%

Effective income tax rate	35.2%	28.9%	36.9%

The Company completed its analysis of federal research and development tax credits for the 2000 to 2006 tax years in 2006 and concluded that it met the necessary criteria to record a $0.6 million income tax benefit. The effect of this discrete item resulted in a lower effective tax rate for the year ended December 31, 2006 compared to the effective tax rate for the years ended December 31, 2007 and 2005. For 2007, a $0.2 million income tax benefit was recognized related to research and development tax credits.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. On adoption, the Company recognized a reduction in its reserve for unrecognized tax benefits (less than $0.1 million), which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. This reduction resulted in the Company having $0.2 million of net uncertain tax benefit positions that would reduce the Company’s effective income tax rate if recognized.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is shown below (in thousands):

Balance at January 1, 2007	$163
Additions for tax positions of prior years	9
Additions based on tax positions related to the current year	43

Balance at December 31, 2007	$215

The Company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2007 and as of the adoption of FIN 48 was less than $0.1 million. Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in the Company’s tax returns.
Due to statute expiration, a decrease could occur with respect to the Company’s FIN 48 reserve of less than $0.1 million in the next twelve months. This reserve, including associated interest, relates to federal research and experimentation tax credits.
The Company files a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending upon the jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2003. Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities for years prior to the December 2002 and December 2003 tax years.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Financing Arrangements
In September 2006, the Company entered into an amended and restated line of credit agreement which is effective through June 30, 2009. It provides for an interest rate at the Company’s option of the prime rate minus 0.50%, or LIBOR plus 1.50%. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million, and from June 1 to December 31 is $30 million. Amounts borrowed under the agreement are secured by substantially all of the Company’s assets and there are no borrowing base limitations. The agreement contains certain restrictive covenants, which among other things, require the Company to meet certain tangible net worth and earnings requirements as well as limitations on dividend payments. At December 31, 2007 and 2006, the Company had no outstanding balances due under this financing agreement.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s new distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. The grant balance was $0.1 million and $0.2 million at
December 31, 2007 and 2006, respectively.
The loan is recorded as long-term debt and will be forgiven by the Portland Development Commission ratably over two years as the Company meets certain facility usage requirements and employment criteria, including maintaining a minimum number of employees in the city of Portland, Oregon and paying those employees a competitive specified wage and benefits package. The loan, which is secured by certain leasehold improvements at the new distribution facility, is being amortized over the life of the related leasehold improvements, as a reduction of operating expenses on a straight-line basis over five years. At July 1, 2008, when the loan is forgiven in total, the Company will reclassify the remaining unamortized long-term debt to deferred revenue and continue to amortize the balance until 2011. If the Company fails to meet the required employment criteria, the remaining loan balance at that time will bear interest at 8.5% and will mature in 2013. The loan balance was $0.4 million and $0.5 million at December 31, 2007 and 2006, respectively.
Note 5. Lease Commitments and Contingencies
Lease Commitments — The Company has real estate operating leases for office space, retail stores, and manufacturing and distribution space under non-cancelable lease agreements expiring on various dates through 2016. The total rental expense included in the consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 is approximately $2.1 million, $1.8 million, and $1.4 million, respectively. The future minimum lease payments required under non-cancelable operating leases at December 31, 2007 are: $2.1 million in 2008, $1.3 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012 and $3.8 million thereafter.
Contingencies — In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options
The Company has outstanding stock options under certain employee stock option plans. Outstanding employee stock options are subject to the provisions of the 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan, 2001 Stock Incentive Plan, 2007 Long Term Incentive Plan and the Board of Directors’ stock options are subject to the provisions of the 2001 Non-Employee Director Stock Option Plan, as Amended and Restated. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. Beginning in 2006, the employee stock option issuances vest over four years and have a maximum term of seven years. The directors’ stock options vest over a period of five years and have a maximum term of ten years. Beginning in 2008, the directors’ stock option issuances will vest over four years and have a maximum term of seven years.
In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the statements of income the grant-date fair value of stock options and other equity-based compensation issued to employees. In adopting SFAS No. 123R as of January 1, 2006, the Company used the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R was adopted are based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”).
SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
To calculate the share-based compensation expense under SFAS 123R, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant is impacted by the Company’s stock price as well as assumptions regarding certain highly subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the anticipated risk-free interest rate, anticipated future dividend yields and the expected life of the options. The anticipated risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
The following table lists the assumptions used by the Company in determining the fair value of stock options and the resulting fair value for the years ended December 31, 2007, 2006, and 2005:

	December 31,
	2007		2006		2005
Expected dividend yield *		0%		0%		0%
Expected stock price volatility		42%		42%		40%
Risk-free interest rate		4.7%		4.8%		4.1%
Expected life of options	3.2	years	3.75	years	4	years
Weighted average fair value of options		$4.57		$4.06		$4.07

*	see Note 12 which will impact future assumptions regarding dividend yields
The following table represents stock option activity for the three years ended December 31, 2007:

	Common Shares	Weighted Average	Average Remaining
	Under Options	Exercise Price	Contract Life

Options outstanding December 31, 2004	591,191	$5.23
Granted	207,050	11.03
Canceled	(64,562)	6.87
Exercised	(82,881)	4.48

Options outstanding December 31, 2005	650,798	7.01
Granted	212,700	11.01
Canceled	(60,510)	10.08
Exercised	(53,266)	4.97

Options outstanding December 31, 2006	749,722	8.04
Granted	167,650	13.52
Canceled	(54,051)	11.81
Exercised	(74,742)	8.17

Options outstanding December 31, 2007	788,579	$8.94	5.7 years

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
Options outstanding under the option plans on December 31, 2007 by price range are as follows:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
Range of	Outstanding	Average	Remaining	Outstanding	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life
<$7.70	189,308	$3.03	4.2	166,238	$3.09	4.1
$7.70 - $10.50	152,335	7.81	5.6	84,495	7.85	5.3
>$10.50	446,936	11.83	6.3	92,664	11.07	6.5

	788,579	8.94	5.7	343,397	6.42	5.0

The Company’s nonvested stock option activity for the year ended December 31, 2007 is as follows:

Number of
Shares
Nonvested stock options at beginning of year	487,307
Vested	(155,724)
Canceled	(54,051)
Granted	167,650

Nonvested stock options at end of year	445,182

Shares available for future stock grants to employees and directors under existing plans were approximately 550,000 at December 31, 2007. The aggregate intrinsic value of options outstanding at December 31, 2007 was $6.8 million, and the aggregate intrinsic value of exercisable options was $3.8 million. Total intrinsic value of options exercised during 2007 was $0.6 million. At December 31, 2007, there was approximately $0.5 million of unrecognized compensation cost related to share-based payments to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of options vesting in 2007 was approximately $0.5 million. A tax benefit of $0.4 million was recognized in 2007 from the exercise of stock options.
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
The Company has an employee retirement savings plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer a portion of

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
their annual compensation through pre-tax contributions.
For the employee plan, the Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2007, 2006, and 2005 were approximately $0.4 million, $0.2 million, and $0.1 million, respectively. The Company’s Board of Directors may also approve discretionary annual contributions to employee’s 401(k) retirement accounts. The discretionary contributions for the years ended December 31, 2007, 2006 and 2005 were $0.2 million, $0.1 million and $0.1 million, respectively.

	Pension Benefits		Other Benefits
Summary of pension and other postretirement	December 31,		December 31,
benefit plans (in thousands):	2007	2006	2007	2006
Changes in benefit obligations:
Obligations at beginning of year	$16,778	$16,002	$294	$282
Interest cost	934	963	17	17
Benefits paid	(1,050)	(1,050)	(17)	(17)
Actuarial (gains) losses	(942)	863	(12)	12

Obligations at end of year	$15,720	$16,778	$282	$294

Changes in plan assets:
Fair value of assets at beginning of year	$13,020	$12,270	$—	$—
Actual return on assets	1,064	1,191	—	—
Company contributions	975	609	17	17
Benefits paid	(1,050)	(1,050)	(17)	(17)

Fair value of assets at end of year	$14,009	$13,020	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(1,711)	$(3,758)	$(283)	$(294)
Unrecognized loss	1,550	2,638	1	11
Unrecognized prior service cost	108	123	—	—

Accrued benefit cost	$(53)	$(997)	$(282)	$(283)

Total compensation and benefits liabilities	$1,711	$3,758	$282	$283

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
Changes to Accumulated Other Comprehensive Loss for the years ended December 31, 2007, 2006, and 2005 are shown below
(in thousands):

					Recorded in
	Prior			Deferred	Accumulated
	Service	Unrecognized		Tax	Other Comp.
	Cost	Losses	Total	Amount	Loss

Balance, December 31, 2004	$153	$1,312	$1,465	$(450)	$1,015
Incurred in the current year	—	619	619	(317)	302
Recognized as component of net period (cost)	(15)	(3)	(18)	7	(11)

Balance, December 31, 2005	138	1,928	2,066	(760)	1,306
Incurred in the current year	—	751	751	(337)	414
Recognized as component of net period (cost)	(15)	(41)	(56)	20	(36)

Balance, December 31, 2006	123	2,638	2,761	(1,077)	1,684
Incurred in the current year	—	(981)	(981)	382	(599)
Recognized as component of net period (cost)	(15)	(107)	(122)	48	(74)

Balance, December 31, 2007	$108	$1,550	$1,658	$(647)	$1,011

To be recognized as component of net period (cost) in 2008	$(15)	$—
The components of Net Period Cost for the years ended December 31 are shown below (in thousands):

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005

Cost recognized during the year:
Interest cost	$934	$963	$972	$17	$17	$16
Expected return on plan assets	(1,024)	(940)	(976)	—	—	—
Amortization of loss	107	41	3	—	—	—
Amortization of prior service cost	15	15	15	—	—	—

Net period cost	$32	$79	$14	$17	$17	$16

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005

Assumptions used in computations:
Discount rate	6.25%	5.75%	6.25%	6.25%	5.75%	6.25%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
The discount rate used is based on an assumed portfolio of high quality bonds with cash flows matching the timing of expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical returns, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 8% in 2007, compared to 11% in 2006. The historical annualized ten-year rate of return on pension plan assets is approximately 6%.
The Company’s pension plan asset allocation at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2008	2007	2006
Equity securities	50% - 60%	53%	57%
Debt securities	40% - 50%	47	43

Total		100%	100%

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
The Company expects to contribute $0.4 million to the pension plan in 2008. The following benefit payments are expected to be paid from the plan over the next ten years (in thousands):

Year(s)	Pension Benefits	Other Benefits
2008	$1,015	$19
2009	1,003	20
2010	989	21
2011	1,006	22
2012	1,013	23
2013-2017	5,484	120

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash — At December 31, 2007 and 2006, the Company had approximately $15.4 million and $12.7 million, respectively, in cash and money market accounts at financial institutions, which were in excess of the federally insured limits.
Concentration of Credit Risk — Accounts Receivable — The industry in which the Company operates continues to experience consolidation, resulting in a smaller number of primary retailers. The Company has a relatively small number of key retailers that comprise a significant portion of its total accounts receivable balance. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates customers’ creditworthiness to minimize potential credit risks associated with its accounts receivable. Any accounts receivable credit risk exposure beyond the current allowance for uncollectible accounts is not material to the consolidated financial statements.
Note 9. Enterprise-wide Disclosures
The Company operates as two brands in the marketplace, LaCrosse and Danner. For financial reporting purposes, these two brands have been aggregated into a single reportable segment due to their similar economic characteristics.
The Company focuses on two market categories, work and outdoor. The following table presents information about the Company’s revenue attributed to these two market categories (in thousands):

	Years Ended December 31,
Net sales:	2007	2006	2005

Work Market	$60,893	$54,660	$50,436
Outdoor Market	57,286	53,138	48,942

Total	$118,179	$107,798	$99,378

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer (in thousands):

	Years Ended December 31,
Net sales:	2007	2006	2005

United States	$109,989	$101,041	$94,149
Foreign Countries	8,190	6,757	5,229

Total	$118,179	$107,798	$99,378

The above presentation for 2005 and 2006 includes reclassifications between United States and foreign revenues for consistency with the 2007 presentation.
Long-lived assets located outside of the United States totaled approximately $0.3 million at December 31, 2007 and 2006, respectively.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141 and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 141R and SFAS 160 will have on its results of operations and financial position.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Quarterly Selected Financial Data (Unaudited)
The following reflects the Company’s unaudited quarterly results of operations for 2007 and 2006 (in thousands except per share data):

	2007
	Q1	Q2	Q3	Q4

Net sales	$23,691	$24,929	$36,876	$32,683
Gross profit	9,610	9,769	14,412	13,115
Operating income	830	1,434	4,947	3,772
Income tax provision	347	551	1,684	1,390
Net income	604	976	3,311	2,409

Basic income per common share	$0.10	$0.16	$0.54	$0.39
Diluted income per common share	$0.10	$0.15	$0.52	$0.38

	2006
	Q1	Q2	Q3	Q4

Net sales	$21,401	$21,822	$32,840	$31,735
Gross profit	8,384	8,684	12,669	12,559
Operating income	563	996	3,933	3,342
Income tax provision (benefit)	221	(98)	1,365	1,090
Net income	392	1,179	2,548	2,225

Basic income per common share	$0.07	$0.20	$0.42	$0.37
Diluted income per common share	$0.06	$0.19	$0.41	$0.36
Note 12. Subsequent Event
On February 4, 2008, the Company announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of the Company’s common stock. These dividends will be paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The cash payment for this dividend will be approximately $7.1 million. The Company has also amended its credit agreement to allow for the payment of these dividends. The Board of Directors, while not declaring future dividends to be paid, has established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million) for the balance of 2008. We have amended our credit agreement to provide for payment of quarterly dividends in 2008, not to exceed $3.5 million annually.