Form 10-K/A
period 2007-12-31
LACROSSE FOOTWEAR INC
filed 2008-03-12
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 29, 2007: $74,088,349.
Number of shares of the registrant’s common stock outstanding at February 29, 2008: 6,209,339 shares.

ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

Explanatory Note
     This Amendment No. 1 on Form 10-K/A is being filed by LaCrosse Footwear, Inc. (the “Company”) to include complete certification language required under Rule 13a-14(a) under the Securities Exchange Act of 1934 and Item 601(b)(31) of Regulation S-K promulgated thereunder. A portion of the required certification language was inadvertently omitted from Exhibits 31.1 and 31.2 filed with the Company’s Annual Report on Form 10-K on March 7, 2008. This Amendment No. 1 on Form 10-K/A is filed solely to correct such error. The certifications attached as Exhibits 31.1 and 31.2 hereof amend and restate the exhibits of the same number filed with the Company’s Annual Report on Form 10-K on March 7, 2008.
ITEM 15. Exhibits and Financial Statement Schedules
The following Exhibits are filed with this Form 10-K/A and the below list is intended to constitute the Exhibit Index.

Exhibit No.	Title

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2008.

LACROSSE FOOTWEAR, INC.
By	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer