Form 10-Q
period 2008-03-29
LACROSSE FOOTWEAR INC
filed 2008-04-25
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23800
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of April 22, 2008: 6,214,115 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,	March 31,
(in thousands, except share and per share data)	2008	2007	2007
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$10,253	$15,385	$15,573
Trade and other accounts receivable, net	19,307	22,593	16,041
Inventories (Note 2)	26,053	27,131	21,722
Prepaid expenses	1,111	1,068	1,006
Deferred tax assets	1,394	1,201	1,257

Total current assets	58,118	67,378	55,599

Property and equipment, net	4,648	4,963	5,410
Goodwill	10,753	10,753	10,753
Other assets	443	453	471

Total assets	$73,962	$83,547	$72,233

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$5,478	$7,456	$5,441
Accrued compensation	1,147	3,324	1,066
Other accruals	2,026	1,982	1,609

Total current liabilities	8,651	12,762	8,116

Long-term debt	366	394	478
Deferred revenue	122	131	159
Compensation and benefits (Note 6)	1,855	1,993	3,838
Deferred tax liabilities	2,327	2,282	1,308

Total liabilities	13,321	17,562	13,899

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	27,675	27,473	26,671
Accumulated other comprehensive loss	(1,011)	(1,011)	(1,684)
Retained earnings (Note 7)	36,123	42,328	36,548
Less cost of 503,512, 600,362 and 651,529 shares of treasury stock	(2,213)	(2,872)	(3,268)

Total shareholders’ equity	60,641	65,985	58,334

Total liabilities and shareholders’ equity	$73,962	$83,547	$72,233

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended
	March 29,	March 31,
	2008	2007

Net sales	$24,732	$23,691
Cost of goods sold	14,671	14,081

Gross profit	10,061	9,610
Selling and administrative expenses	8,968	8,780

Operating income	1,093	830
Non-operating income	159	121

Income before income taxes	1,252	951
Income tax expense (Note 4)	473	347

Net income	$779	$604

Net income per common share (Note 1):
Basic	$0.13	$0.10
Diluted	$0.12	$0.10

Weighted average number of common shares outstanding:
Basic	6,165	6,055
Diluted	6,408	6,292
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 29,	March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$779	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441	411
Loss on disposal of property and equipment	2	—
Stock-based compensation expense (Note 5)	210	166
Deferred income taxes	(148)	(14)
Changes in operating assets and liabilities:
Trade and other accounts receivable	3,286	3,871
Inventories	1,078	316
Accounts payable	(1,978)	14
Accrued expenses and other	(2,314)	(2,269)

Net cash provided by operating activities	1,356	3,099

Cash flows from investing activities:
Purchases of property and equipment	(156)	(412)

Cash flows from financing activities:
Cash dividends paid (Note 7)	(6,984)	—
Purchase of treasury stock	(95)	—
Proceeds from exercise of stock options	747	184

Net cash provided by (used in) financing activities	(6,332)	184

Net increase (decrease) in cash and cash equivalents	(5,132)	2,871

Cash and cash equivalents:
Beginning of period	15,385	12,702

End of period	$10,253	$15,573

Supplemental information:
Cash payments for income taxes	$279	$246
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation — LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we”, “us”, or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. For the quarters ended March 29, 2008 and March 31, 2007, net income was equal to comprehensive income.
Use of Estimates — We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Net Income per Common Share — We present our net income on a per share basis for both basic and diluted common shares. Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Quarter Ended
(in thousands)	March 29, 2008	March 31, 2007

Basic weighted average shares outstanding	6,165	6,055
Dilutive stock options	243	237

Diluted weighted average shares outstanding	6,408	6,292

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	March 29,	December 31,	March 31,
(in thousands)	2008	2007	2007

Raw materials	$1,859	$1,691	$1,487
Work in process	265	183	219
Finished goods	24,804	25,631	20,594

Subtotal	26,928	27,505	22,300
Less: provision for slow-moving inventory	(875)	(374)	(578)

Total	$26,053	$27,131	$21,722

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters ended March 29, 2008 and March 31, 2007, which are included in other accruals on our balance sheet, are summarized as follows:

	Quarter Ended
(in thousands)	March 29, 2008	March 31, 2007

Balance, beginning of period	$941	$772
Accruals for products sold	756	622
Costs incurred	(677)	(622)

Balance, end of period	$1,020	$772

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended March 29, 2008 and March 31, 2007 were 37.8% and 36.5%, respectively. The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.
Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, we recognized a $10,000 reduction in our liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. At March 29, 2008, we had $215,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized. Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of less than $100,000 during fiscal year 2008. This reserve, including associated interest, relates to federal research tax credits taken in prior years.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of March 29, 2008, December 31, 2007, and as of the adoption of FIN 48 was $33,000, $30,000 and $18,000, respectively. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2003. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2002 and December 2003 tax years. We have recently been informed that the Internal Revenue Service will examine our 2005 federal tax return and the Oregon Department of Revenue will examine the 2004, 2005 and 2006 Oregon tax returns. These examinations are scheduled to begin in the second quarter of 2008.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.2 million of stock-based compensation expense for the quarters ended March 29, 2008 and March 31, 2007. To calculate the stock-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeitures of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	Quarter Ended
	March 29, 2008	March 31, 2007
Expected dividend yield	2.9%	0%
Expected stock price volatility	31%	42%
Risk-free interest rate	3.2%	4.7%
Expected life of options	4.5 years	3.2 years
Estimated forfeiture rate	16%	16%

Weighted average fair value of options granted	$3.97	$4.50
The following table represents stock option activity for the quarter ended March 29, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	788,579	$8.94
Granted	153,925	17.59
Exercised	(102,150)	4.92
Canceled	(11,701)	13.09

Outstanding options at end of period	828,653	$10.98	5.8 years

Outstanding exercisable at end of period	380,137	$7.85	5.2 years

At March 29, 2008, the aggregate intrinsic value of options outstanding was $4.7 million, and the aggregate intrinsic value of exercisable options was $3.2 million. The intrinsic value of options exercised during the quarter ended March 29, 2008 was $0.7 million.

NOTE 6. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 29,	March 31,	March 29,	March 31,
(in thousands)	2008	2007	2008	2007

Cost (benefit) recognized during the quarter:
Interest cost	$238	$234	$4	$4
Expected return on plan assets	(274)	(257)	—	—
Amortization of prior loss	—	25	—	—
Amortization of prior service cost	4	4	—	—

Net period cost (benefit)	$(32)	$6	$4	$4

We contributed $0.1 million to our defined benefit pension plan during the first quarter of 2008 and anticipate contributing an additional $0.4 million during the remainder of 2008.
NOTE 7. CASH DIVIDENDS
On February 4, 2008, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. These dividends were paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The total cash payment for this dividend was $7.0 million. The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2008.
NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial instruments for fiscal years beginning after November 15, 2007 and for nonfinancial instruments for fiscal years beginning after November 15, 2008. This Statement became effective for us on January 1, 2008 but has had no impact on our financial statements presented herein.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008 but has no impact on our financial statements presented herein.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.

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
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this quarterly report on Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
•	Our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), oil price increases and higher foreign domestic labor costs. If we are unable to sufficiently increase our selling prices to offset such product cost increases, our revenues and earnings would be negatively impacted.
•	Our international sales are dependent on a limited number of distributors. These distributors have limited capital and resources to fund and manage growth, which increases and concentrates our credit risk. These foreign distributors may terminate their operations or their relationships with us.
•	Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation. Because we rely primarily on two third party manufacturers, we have a concentration of risk in areas such as disruptions in the supply of products, higher production costs and defective products.
•	Our financial success may be limited by the strength of our relationships with our retail customers and by the success of such retail customers.
•	The continued consolidation of domestic retailers, and their capital requirements to fund growth and operations, increases and concentrates our credit risk. Additionally, certain of our domestic retailers have announced significantly lower growth expectations and in some cases are reducing the number of stores in operation. Both the contraction in consumer spending and the tightening of the credit markets have created an unfavorable business environment for our partners, especially the partners who use debt to finance their inventory purchases and other operating capital requirements. If our retail partners are unable to obtain financing for their inventory purchases and to fund their operations, it could result in delayed payment or non-payment of amounts owed to us and/or a reduction in the number of sales we make to such retailers, either of which could have a material adverse effect on our results of operations.
•	A decline in consumer spending due to unfavorable economic and consumer credit conditions could hinder our product revenues and earnings.
•	Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales. Such weather conditions may also negatively affect our inventory levels and subsequent period sales.
•	We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and, therefore, we are subject to the risks of international commerce including customs and duties compliance and foreign currency.
•	The majority of our third party manufacturers are concentrated in China. Any adverse political, or governmental relations, including duties, and quotas, internally within China or externally with the United States could result in material adverse disruptions in our supply of product to customers.
•	If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.
•	Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain, and any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
•	Labor disruptions or disruptions due to natural disasters or casualty losses at one of our three distribution facilities, our domestic manufacturing facility, shipping ports or distribution carriers could have a material adverse effect on our operations, including cancellation of orders by our customers, unanticipated inventory accumulation and reduced revenues and earnings.
•	We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
You should consider these important factors in evaluating any statement contained in this quarterly report on Form 10-Q and/or made by us or on our behalf. For more information concerning these factors and other risks and uncertainties that could materially affect our consolidated financial results, please refer to Part I, Item 1A — Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as may be supplemented or amended in our 2008 quarterly reports on Form 10-Q, which information is incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

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
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. Our sales and earnings growth continue to be driven by the success of our new product lines and our ability to meet at-once demand. During the first quarter of 2008, we continued to improve revenues and profits, while leveraging our operating expenses and investing in augmentation of various aspects of our business.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Quarter Ended
	March 29,	March 31,
($ in thousands)	2008	2007	% Change

Net Sales	$24,732	$23,691	4%
Gross Profit	10,061	9,610	5%
Gross Margin %	40.7%	40.6%	10 bps
Selling and Administrative Expenses	8,968	8,780	2%
% of Net Sales	36.3%	37.1%	(80 bps)
Non-Operating Income	159	121	31%
Income Before Income Taxes	1,252	951	32%
Income Tax Expense	473	347	36%
Net Income	779	604	29%

Trade and other accounts receivable, net	19,307	16,041	20%
Inventories	26,053	21,722	20%
Quarter Ended March 29, 2008 Compared to Quarter Ended March 31, 2007:
Net Sales: Net sales for the first quarter of 2008 increased 4%, to $24.7 million, from $23.7 million in the same period of 2007. Sales to the work market were $17.9 million for the first quarter of 2008, up 16% from $15.4 million for the same period of 2007. The growth in work market sales reflects shipments related to three military orders and continued penetration into a variety of general and specialized work boot markets. During the first quarter of 2008, we shipped approximately $1.7 million of the announced delivery orders to the United States Marine Corps and the U.S. Army, and we expect to ship the $1.8 million balance of these orders in the second quarter.
Sales to the outdoor market were $6.8 million for the first quarter of 2008, compared to $8.3 million for the same period of 2007. The decline in overall outdoor sales was primarily due to a $1.3 million decrease in sales to our European distributor because of unfavorable weather conditions in our principal sales regions of Europe and a generally cautious retail environment in North America.
Gross Profit: Gross profit for the first quarter of 2008 was 40.7% of net sales, compared to 40.6% in the same period of 2007. Margin improvement of 10 basis points was due to the impact of selling price increases in recent periods and improvements in sales returns, discounts and allowances (80 basis points), partially offset by an increase in markdown sales (70 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2008 increased $0.2 million, or 2%, to $9.0 million from $8.8 million in the same period of 2007, driven by investments in our sales and product development activities.
Non-Operating Income: Non-operating income in the first quarter of 2008 was $0.2 million, as compared to $0.1 million in the same period of 2007. The increase was primarily the result of a recovery of certain foreign taxes on royalty income.
Income Tax Expense: We recognized income tax expense at an effective rate of 37.8% for the first quarter of 2008 compared to an effective tax rate of 36.5% in the same period of 2007. The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.
Net Income: Net income for the first quarter of 2008 was $0.8 million, or $0.12 diluted earnings per common share, compared to $0.6 million, or $0.10 diluted earnings per common share in the same period of 2007. Net income growth of

$0.2 million is attributable to additional gross profit of $0.5 million resulting from 4% net sales growth and an increase in gross margins as well as increased non-operating income, partially offset by increased selling and administrative expenses of $0.2 million (2% increase from the same quarter in 2007, to 36.3% of net sales) and $0.1 million increased income tax expense.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable increased $3.3 million or 20% as compared to the first quarter of 2007. This increase is primarily attributable to the quarterly increase in net sales, an increase in past due amounts due to slower payment patterns in our customer base than in 2007 ($2.1 million), as well as an increase in other receivables ($1.2 million), including receivables from certain of our third party manufacturers of $0.7 million for replacement of defective products we purchased from them.
Inventories: The increase in inventories of 20% from the first quarter of 2007 primarily reflects some carryover from hunting boots not shipped during the third quarter of 2007 due to unfavorable weather conditions during that period. The increase in our provision for slow-moving inventory since the first quarter of 2007 primarily relates to certain defective products received from one of our third party manufacturers who has agreed to replace all such products at their expense during the remainder of 2008. Consistent with our historical seasonality, we have reduced our inventory level by $4.0 million since the end of the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first quarters of 2008 or 2007.
Net cash provided by operating activities was $1.4 million in the first quarter of 2008, compared to $3.1 million in the same period of 2007. Operating cash flows in the first quarter of 2008 included net income of $0.8 million, adjustments for non-cash items including depreciation and amortization totaling $0.4 million and $0.2 million of stock-based compensation expense, and changes in working capital components, primarily consisting of a decrease in accounts receivable of $3.3 million, a decrease in inventory of $1.1 million, a decrease in accrued expenses and other of $2.3 million and a decrease in accounts payable of $2.0 million. With the seasonality of our business, a decrease in accounts receivable and inventory is normal for the first quarter of the year. The decrease from year-end in accrued expenses and other primarily relates to the payment of $2.0 million of incentive compensation, which was accrued at year-end.
Net cash provided by operating activities during the first quarter of 2007 consisted of net income of $0.6 million, adjustments for non-cash items including depreciation and amortization totaling $0.4 million, stock-based compensation of $0.2 million and changes in working capital components, primarily a decrease in accounts receivable of $3.9 million, partially offset by a decrease in accrued expenses of $2.3 million.
Net cash used in investing activities was $0.2 million and $0.4 million in the first quarters of 2008 and 2007, respectively, representing purchases of property and equipment. We anticipate spending $1.8 million on capital expenditures during the balance of 2008.
Net cash flows used in financing activities was $6.3 million in the first quarter of 2008 compared to net cash provided by financing activities of $0.2 million in the first quarter of 2007. Cash dividends paid were $7.0 million in the first quarter of 2008, compared to no dividend payments in the first quarter of 2007. Proceeds from the exercise of stock options were $0.7 million in the first quarter of 2008, compared to $0.2 million in the same period of 2007.
A summary of our contractual cash obligations at March 29, 2008 is as follows:

	Payments due by year:
(in thousands)		Remaining in
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (1)	$366	$—	$—	$—	$—	$—	$366
Operating leases (2)	9,758	1,586	1,344	990	1,012	1,034	3,792

Total Contractual Obligations	$10,124	$1,586	$1,344	$990	$1,012	$1,034	$4,158

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

(2)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our leased facilities.
At March 29, 2008 and March 31, 2007, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in a cumulative direct charge to equity net of tax of $1.0 million and $1.7 million as of March 29, 2008 and March 31, 2007, respectively. We contributed $0.1 million to our defined benefit pension plan during the first quarter of 2008 and anticipate contributing an additional $0.4 million during the remainder of 2008.
On February 4, 2008, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. These dividends were paid together ($1.125 per share) on March 18, 2008 to shareholders of record as of the close of business on February 22, 2008. The total cash payment for this dividend was $7.0 million. The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2008.

We currently plan to consolidate our two La Crosse, Wisconsin distribution facilities in early 2009 to one location for increased capacity and operating efficiencies. We anticipate spending approximately $4.0 million for capital assets related to building out a new Midwest consolidated distribution facility including racking, IT and other build-out costs. We are currently evaluating whether to purchase or lease the new distribution facility, with the understanding that a purchase will entail a greater commitment of our cash and capital resources. We have evaluated the capital assets in our two distribution centers in La Crosse and have determined that no impairment exists as of March 29, 2008.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At March 29, 2008, no such losses existed.
We have a commercial line of credit with a bank which carries a maximum committed amount of $30 million, which expires in June 2009. No amounts were outstanding under this line at March 29, 2008 or March 31, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in these critical accounting policies since December 31, 2007. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our disclosures regarding market risk since December 31, 2007. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007 for further sensitivity analysis regarding our market risk.
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we become involved in ordinary or routine legal and regulatory proceedings incidental to our business. When a loss is deemed probable, a reasonable estimate is recorded in our financial statements.
ITEM 1A. Risk Factors
Other than the modification to the risk factor set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
The continued consolidation of domestic retailers, and their capital requirements to fund growth and operations, increases and concentrates our credit risk. Additionally, certain of our domestic retailers have announced significantly lower growth expectations and in some cases are reducing the number of stores in operation. Both the contraction in consumer spending and the tightening of the credit markets have created an unfavorable business environment for our partners, especially the partners who use debt to finance their inventory purchases and other operating capital requirements. If our retail partners are unable to obtain financing for their inventory purchases and to fund their operations, it could result in delayed payment or non-payment of amounts owed to us and/or a reduction in the number of sales we make to such retailers, either of which could have a material adverse effect on our results of operations.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: April 25, 2008	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2008	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 29, 2008

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