Form 10-Q
period 2008-06-28
LACROSSE FOOTWEAR INC
filed 2008-07-22
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Common Stock, $.01 par value, outstanding as of July 21, 2008: 6,222,484 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,	June 30,
	2008	2007	2007
(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$13,268	$15,385	$13,854
Trade and other accounts receivable, net	19,597	22,593	18,254
Inventories (Note 2)	26,343	27,131	27,094
Prepaid expenses	1,177	1,068	1,150
Deferred tax assets	1,259	1,201	1,366

Total current assets	61,644	67,378	61,718

Property and equipment, net	4,761	4,963	5,165
Goodwill	10,753	10,753	10,753
Other assets	432	453	465

Total assets	$77,590	$83,547	$78,101

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$7,517	$7,456	$10,176
Accrued compensation	2,076	3,324	1,760
Other accruals	1,962	1,982	1,777

Total current liabilities	11,555	12,762	13,713

Long-term debt	338	394	450
Deferred revenue	113	131	150
Compensation and benefits (Note 6)	1,702	1,993	3,593
Deferred tax liabilities	2,380	2,282	1,338

Total liabilities	16,088	17,562	19,244

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	27,845	27,473	26,903
Accumulated other comprehensive loss	(1,011)	(1,011)	(1,684)
Retained earnings (Note 7)	36,781	42,328	36,609
Less cost of 495,768, 600,362 and 621,872 shares of treasury stock, respectively	(2,180)	(2,872)	(3,038)

Total shareholders’ equity	61,502	65,985	58,857

Total liabilities and shareholders’ equity	$77,590	$83,547	$78,101

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Half Year Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net sales	$27,810	$24,929	$52,542	$48,619
Cost of goods sold	16,568	15,160	31,239	29,240

Gross profit	11,242	9,769	21,303	19,379
Selling and administrative expenses	8,938	8,335	17,906	17,114

Operating income	2,304	1,434	3,397	2,265
Non-operating income (expense)	(48)	93	111	213

Income before income taxes	2,256	1,527	3,508	2,478
Income tax expense (Note 4)	820	551	1,293	898

Net income	$1,436	$976	$2,215	$1,580

Net income per common share (Note 1):
Basic	$0.23	$0.16	$0.36	$0.26
Diluted	$0.22	$0.15	$0.35	$0.25

Weighted average number of common shares outstanding:
Basic	6,217	6,082	6,191	6,069
Diluted	6,400	6,349	6,405	6,323
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Year Ended
	June 28,	June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$2,215	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896	854
Loss on disposal of property and equipment	2	65
Stock-based compensation expense (Note 5)	332	295
Deferred income taxes	40	(93)
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,996	1,658
Inventories	788	(5,056)
Accounts payable	61	4,749
Accrued expenses and other	(1,668)	(1,691)

Net cash provided by operating activities	5,662	2,361

Cash flows from investing activities:
Purchases of property and equipment	(749)	(706)

Cash flows from financing activities:
Cash dividends paid (Note 7)	(7,762)	(914)
Purchase of treasury stock	(95)	—
Proceeds from exercise of stock options	827	411

Net cash used in financing activities	(7,030)	(503)

Net increase (decrease) in cash and cash equivalents	(2,117)	1,152

Cash and cash equivalents:
Beginning of period	15,385	12,702

End of period	$13,268	$13,854

Supplemental information:
Cash payments for income taxes	$1,237	$877
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation – LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we”, “us”, or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., and LaCrosse International, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that all periods end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year. For the quarters and first half years ended June 28, 2008 and June 30, 2007, comprehensive income was the same as net income.
Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Net Income per Common Share – We present our net income on a per share basis for both basic and diluted common shares. Basic net income per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income per common share is as follows:

	Quarter Ended		First Half Year Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007
Basic weighted average shares outstanding	6,217	6,082	6,191	6,069
Dilutive stock options	183	267	214	254

Diluted weighted average shares outstanding	6,400	6,349	6,405	6,323

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	June 28,	December 31,	June 30,
(in thousands)	2008	2007	2007
Raw materials	$1,907	$1,691	$1,446
Work in process	249	183	232
Finished goods	24,707	25,631	26,273

Subtotal	26,863	27,505	27,951
Less: provision for slow-moving inventory	(520)	(374)	(857)

Total	$26,343	$27,131	$27,094

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters and first half years ended June 28, 2008 and June 30, 2007, which are included in other accruals on our balance sheet, are summarized as follows:

	Quarter Ended		First Half Year Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$1,020	$772	$941	$772
Accruals for products sold	574	487	1,330	1,109
Warranty claims	(497)	(422)	(1,174)	(1,044)

Balance, end of period	$1,097	$837	$1,097	$837

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended June 28, 2008 and June 30, 2007 were 36.3% and 36.1%, respectively. The year to date effective tax rates for the first half years ended June 28, 2008 and June 30, 2007 were 36.9% and 36.2%, respectively. The increase in the tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.
Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, we recognized a $10,000 reduction in our liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. At June 28, 2008, we had $218,000 of net uncertain tax benefit positions that would reduce the company’s effective income tax rate if recognized. Due to statute expiration, a decrease could occur with respect to our FIN 48 reserve of less than $100,000 in the next twelve months. This reserve, including associated interest, relates to federal and state research tax credits taken in prior years.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  The liability for accrued interest as of June 28, 2008, December 31, 2007, and as of the adoption of FIN 48 was $37,000, $30,000 and $18,000, respectively. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.

We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2003. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2002 and 2003 tax years.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.3 million of stock-based compensation expense for each of the first half year periods ended June 28, 2008 and June 30, 2007. To calculate the stock-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeiture of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	First Half Year Ended
	June 28, 2008	June 30, 2007
Expected dividend yield	2.9%	0%
Expected stock price volatility	31%	42%
Risk-free interest rate	3.2%	4.7%
Expected life of options	4.5 years	3.2 years
Estimated forfeiture rate	16%	16%

Weighted average fair value of options granted	$3.96	$4.51
The following table represents stock option activity for the quarter ended June 28, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	828,653	$10.98
Granted	1,500	13.95
Exercised	(7,744)	8.68
Canceled	(7,450)	16.52

Outstanding options at end of period	814,959	$10.96	5.6 years

Outstanding exercisable at end of period	376,468	$7.88	5.0 years

At June 28, 2008, the aggregate intrinsic value of options outstanding was $3.8 million, and the aggregate intrinsic value of exercisable options was $2.7 million. The intrinsic value of options exercised during the quarter ended June 28, 2008 was $0.1 million.

NOTE 6. COMPENSATION AND BENEFIT AGREEMENTS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Cost (benefit) recognized during the quarter:
Interest cost	$238	$234	$4	$4
Expected return on plan assets	(274)	(257)	—	—
Amortization of prior loss	—	25	—	—
Amortization of prior service cost	4	4	—	—

Net period cost (benefit)	$(32)	$6	$4	$4

	Pension Benefits		Other Benefits
	First Half Year Ended		First Half Year Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Cost (benefit) recognized during the first half year:
Interest cost	$476	$468	$8	$8
Expected return on plan assets	(548)	(514)	—	—
Amortization of prior loss	—	50	—	—
Amortization of prior service cost	8	8	—	—

Net period cost (benefit)	$(64)	$12	$8	$8

We contributed $0.2 million to our defined benefit pension plan during the first half of 2008 and anticipate contributing an additional $0.2 million during the remainder of 2008.
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
On April 28, 2008, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend was paid on June 18, 2008 to shareholders of record as of the close of business on May 22, 2008. The total cash payment for this dividend was $0.8 million.
NOTE 8. EXIT COSTS FOR DISTRIBUTION CENTERS
On June 19, 2008, we announced that we will be relocating our two distribution centers located in La Crosse, Wisconsin to a new distribution center in Indianapolis, Indiana. We will operate these two distributions centers through April 30, 2009. We expect to incur costs related to compensation incentives and other costs of approximately $0.3 million through the exit time. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), these costs will be expensed ratably from June 2008 through April 2009.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial instruments for fiscal years beginning after November 15, 2007 and for nonfinancial instruments for fiscal years beginning after November 15, 2008. We have adopted the fair value accounting provisions of SFAS 157 for financial instruments as of January 1, 2008 without any significant impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008 but has no impact on our financial statements presented herein.
NOTE 10. SUBSEQUENT EVENT
On July 21, 2008, we announced the formation of LaCrosse Europe ApS, a new subsidiary based in Copenhagen, Denmark. In establishing this company, LaCrosse Europe ApS purchased certain assets for $3.2 million in cash from our former European distributor, Gateway Footgear. The acquired assets included inventory and sales order backlog.

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
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this quarterly report on Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include, but are not limited to:
▪	Our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), oil price increases and higher foreign and domestic labor costs. If we are unable to sufficiently increase our selling prices to offset such product cost increases, our product margins, revenues and earnings would be negatively impacted.
▪	Failure to efficiently import foreign sourced products could result in decreased margins, cancelled orders and unanticipated inventory accumulation. Because we rely primarily on two third party manufacturers, we have a concentration of risk in areas such as disruptions in the supply of products, higher production costs and defective products.
▪	The continued consolidation of domestic retailers, and their increased capital requirements to fund growth and operations, increases and concentrates our credit risk. Additionally, certain of our domestic retailers have announced significantly lower growth expectations and in some cases are reducing the number of stores in operation. Both the contraction in consumer spending and the tightening of the credit markets have created an unfavorable business environment for our partners, especially the partners who use debt to finance their inventory purchases and other operating capital requirements. If our retail partners are unable to obtain financing for their inventory purchases and to fund their operations, it could result in delayed payment or non-payment of amounts owed to us and/or a reduction in the number of sales we make to such retailers, either of which could have a material adverse effect on our results of operations.
▪	A decline in consumer spending due to unfavorable economic and consumer credit conditions could hinder our product revenues and earnings.
▪	Our business is substantially affected by the weather, and sustained periods of warm and/or dry weather can negatively impact our sales. Such weather conditions may also negatively affect our inventory levels and subsequent period sales.
▪	We plan to close our two distribution centers in La Crosse, Wisconsin and open our new distribution center in Indianapolis, Indiana during early 2009. If we are unable to adequately staff these facilities or if construction at the new facility is delayed, we may experience disruptions or increased costs in shipping products to our customers.
▪	Our newly established European subsidiary, LaCrosse Europe ApS, will increase our exposure to risks associated with foreign operations, such as compliance with foreign laws and currency risks. Additionally, if we fail to successfully transition our European customer base from our former European distributor to our newly established subsidiary, we could lose existing customers or be required to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party which increases our risks associated with inventory management and timely and accurate customer shipments.
▪	We conduct a significant portion of our manufacturing activities, and a certain portion of our net sales occur outside the U.S., and, therefore, we are subject to the risks of international commerce including customs and duties compliance and foreign currency.
▪	The majority of our third party manufacturers are concentrated in China. Any adverse political, or governmental relations, including duties, and quotas, internally within China or externally with the United States could result in material adverse disruptions in our supply of product to customers.
▪	Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
▪	The Pacific Maritime Association has been in negotiations with the International Longshore and Warehouse Union since March, 2008 in an effort to reach a new labor pact covering union members serving 29 West Coast ports. There have been recent reports of work slowdowns which have reduced productivity at the Southern California terminals. Labor disruptions or disruptions due to natural disasters or casualty losses at one of our shipping ports or one of our three distribution facilities, our domestic manufacturing facility, or distribution carriers could have a material adverse effect on our operations, including cancellation of orders by our customers, unanticipated inventory accumulation and reduced revenues and earnings.
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

Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service. Our trusted Danner® and LaCrosse® brands are sold to a network of specialty retailers and distributors in the United States, Canada, Europe and Asia. Additionally, we operate four websites for use by our consumers and retailers, and we operate a retail outlet store at our manufacturing facility in Portland, Oregon.
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
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. Our sales and earnings growth continue to be driven by the success of our new product lines and our ability to meet at-once demand. During the second quarter of 2008, we continued to grow revenues and profits, while leveraging our operating expenses and investing in augmentation of various aspects of our business.

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

	Quarter Ended			First Half Year Ended
	June 28,	June 30,		June 28,	June 30,
($ in thousands)	2008	2007	% Change	2008	2007	% Change

Net Sales	$27,810	$24,929	12%	$52,542	$48,619	8%
Gross Profit	11,242	9,769	15%	21,303	19,379	10%
Gross Profit %	40.4%	39.2%	120 bps	40.5%	39.9%	60 bps
Selling and Administrative Expenses	8,938	8,335	7%	17,906	17,114	5%
% of Net Sales	32.1%	33.4%	(130 bps)	34.1%	35.2%	(110 bps)
Non-Operating Income (expense)	(48)	93	(152%)	111	213	(48%)
Income Before Income Taxes	2,256	1,527	48%	3,508	2,478	42%
Income Tax Expense	820	551	49%	1,293	898	44%
Net Income	1,436	976	47%	2,215	1,580	40%

Trade and other accounts receivable, net				19,597	18,254	7%
Inventories				26,343	27,094	(3%)
Quarter Ended June 28, 2008 Compared to Quarter Ended June 30, 2007:
Net Sales: Net sales for the second quarter of 2008 increased 12%, to $27.8 million, from $24.9 million in the same period of 2007. Sales to the work market were $17.4 million for the second quarter of 2008, up 32% from $13.2 million for the same period of 2007. The growth in work market sales reflects shipments related to previously announced military orders and continued penetration into a variety of targeted, niche work boot markets. During the second quarter of 2008, we shipped approximately $1.8 million to the United States Marine Corps and the U.S. Army. We expect to ship an additional $3.0 million of previously announced orders to the United States Marine Corps during the balance of 2008.
Sales to the outdoor market were $10.5 million for the second quarter of 2008, compared to $11.8 million for the same period of 2007. We believe that the decline in overall outdoor sales was primarily due to the cautious retail environment in North America.
Gross Profit: Gross profit for the second quarter of 2008 was 40.4% of net sales, compared to 39.2% in the same period of 2007. Margin improvement of 120 basis points was due to the impact of selling price increases in recent periods and reductions in sales returns, discounts and allowances (140 basis points), partially offset by an increase in markdown sales and other items (20 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2008 increased $0.6 million, or 7%, to $8.9 million from $8.3 million in the same period of 2007, driven by our investments in sales and product development activities ($0.7 million) and additional incentive compensation ($0.1 million), partially offset by lower marketing program spending ($0.2 million).
Non-Operating Income (Expense): Non-operating income (expense) in the second quarter of 2008 was down $0.1 million compared with the same period of 2007. The decrease was primarily the result of a decrease in interest income on cash balances.
Income Tax Expense: We recognized income tax expense at an effective rate of 36.3% for the second quarter of 2008 compared to an effective tax rate of 36.1% in the same period of 2007. The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.

Net Income: Net income for the second quarter of 2008 was $1.4 million, or $0.22 diluted earnings per common share, compared to $1.0 million, or $0.15 diluted earnings per common share in the same period of 2007. Net income growth of $0.4 million is attributable to additional gross profit of $1.5 million resulting from 12% net sales growth and an increase in gross margins, partially offset by increased selling and administrative expenses of $0.6 million (7% increase from the same quarter in 2007, to 32.1% of net sales) and $0.3 million increased income tax expense.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable increased $1.3 million, or 7%, as compared to the second quarter of 2007. This increase is primarily attributable to the quarterly increase in net sales and an increase in other receivables from certain of our third party manufacturers for replacement of defective products we purchased from them.
Inventories: Inventories decreased $0.8 million, or 3%, from the second quarter of 2007. The decrease primarily reflects overall improvements in inventory management of our finished goods inventories.
First Half of 2008 Compared to the First Half of 2007:
Net Sales: Net sales for the first half of 2008 increased 8%, to $52.5 million, from $48.6 million in the same period of 2007. Sales to the work market were $35.2 million for the first half of 2008, up 23% from $28.6 million for the same period of 2007. The growth in work market sales reflects shipments related to previously announced military orders and continued penetration into a variety of targeted, niche work boot markets. During the first half of 2008, we shipped approximately $3.5 million to the United States Marine Corps and the U.S. Army.
Sales to the outdoor market were $17.3 million for the first half of 2008, compared to $20.0 million for the same period of 2007. We believe that the decline in overall outdoor sales was primarily due to the cautious retail environment in North America.
Gross Profit: Gross profit for the first half of 2008 was 40.5% of net sales, compared to 39.9% in the same period of 2007. Margin improvement of 60 basis points was due to the impact of selling price increases in recent periods and improvements in sales returns, discounts and allowances (110 basis points), partially offset by an increase in markdown sales (50 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2008 increased $0.8 million, or 5%, to $17.9 million from $17.1 million in the same period of 2007, primarily driven by our investments in sales and product development activities ($0.9 million) and additional incentive compensation ($0.2 million), partially offset by lower marketing program spending ($0.3 million).
Non-Operating Income: Non-operating income in the first half of 2008 was $0.1 million, down $0.1 million from the same period of 2007 due to a decrease in interest income on cash balances.
Income Tax Expense: We recognized income tax expense at an effective rate of 36.9% for the first half of 2008 compared to an effective tax rate of 36.2% in the same period of 2007. The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.
Net Income: Net income for the first half of 2008 was $2.2 million, or $0.35 diluted earnings per common share, compared to $1.6 million, or $0.25 diluted earnings per common share, in the same period of 2007. Net income growth of $0.6 million is attributable to additional gross profit of $1.9 million resulting from 8% net sales growth and an increase in gross margins, partially offset by increased selling and administrative expenses of $0.8 million (5% increase from the same period in 2007, to 34.1% of net sales) and $0.4 million increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first half year periods of 2008 or 2007.
Net cash provided by operating activities was $5.7 million in the first half of 2008, compared to $2.4 million in the same period of 2007. Operating cash flows in the first half of 2008 included net income of $2.2 million, adjustments for non-cash items including depreciation and amortization totaling $0.9 million and $0.3 million of stock-based compensation expense, and changes in working capital components, primarily consisting of a decrease in accounts receivable of $3.0 million, and a decrease in inventory of $0.8 million, offset by a decrease in accrued expenses and other of $1.7 million. With the seasonality of our business, a decrease in accounts receivable and inventory is normal for the first half of the year. The decrease from year-end in accrued expenses and other primarily relates to the payment of $2.0 million of incentive compensation, which was accrued at year-end.
Net cash provided by operating activities during the first half of 2007 consisted of net income of $1.6 million, adjustments for non-cash items including depreciation and amortization totaling $0.9 million, stock-based compensation of $0.3 million and changes in working capital components, primarily a decrease in accounts receivable of $1.7 million, an increase in inventories of $5.1 million, an increase in accounts payable of $4.8 million, and a decrease of $1.7 million in accrued compensation and other.
Net cash used in investing activities was $0.8 million and $0.7 million in the first half years of 2008 and 2007, respectively, representing purchases of property and equipment. We anticipate spending $1.2 million on capital expenditures during the balance of 2008.
Net cash used in financing activities was $7.0 million in the first half of 2008 compared to $0.5 million in the first half of 2007. Cash dividends paid were $7.8 million in the first half of 2008, compared to $0.9 million in the first half of 2007. Proceeds from the exercise of stock options were $0.8 million in the first half of 2008, compared to $0.4 million in the same period of 2007.
A summary of our contractual cash obligations at June 28, 2008 is as follows:

(in thousands)	Payments due by year:
		Remaining in
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (1)	$338	$—	$—	$—	$—	$—	$338
Operating leases (2) (3)	20,732	1,064	1,891	2,085	2,106	2,129	11,457

Total Contractual Obligations	$21,070	$1,064	$1,891	$2,085	$2,106	$2,129	$11,795

(1)	As long as we meet certain employment and facility usage requirements through July 1, 2008, this loan will be forgiven and will not result in a cash outflow. See Note 4, “Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information. We have met all employment and facility usage requirements.

(2)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our leased facilities.

(3)	In June 2008, we signed a Single Tenant Industrial Lease to move our La Crosse, Wisconsin distribution operations to a newly constructed, 380,000 square foot building in Indianapolis, Indiana. The monthly base rent on the lease is scheduled for 124 months beginning March 1, 2009.
At June 28, 2008 and June 30, 2007, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in a cumulative direct charge to equity net of tax of $1.0 million and $1.7 million as of June 28, 2008 and June 30, 2007, respectively. We contributed $0.2 million to our defined benefit pension plan during the first half year of 2008 and anticipate contributing an additional $0.2 million during the remainder of 2008.

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
On April 28, 2008, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend was paid ($0.125 per share) on June 18, 2008 to shareholders of record as of the close of business on May 22, 2008. The total cash payment for this dividend was $0.8 million.
We plan to consolidate our two La Crosse, Wisconsin distribution facilities in early 2009 to one location in Indianapolis, Indiana for increased capacity and operating efficiencies. We anticipate spending approximately $4.0 million for capital assets related to building out a new Midwest consolidated distribution facility including racking, IT and other build-out costs. We have evaluated the capital assets in our two distribution centers in La Crosse and have determined that no impairment exists as of June 28, 2008.
On July 21, 2008, we announced the formation of LaCrosse Europe ApS, a new subsidiary based in Copenhagen, Denmark. In establishing this company, we purchased certain assets for $3.2 million in cash from our established distributer partner, Gateway Footgear, in order to strengthen our direct sales and marketing support to customers in Europe. The acquired assets included inventory and sales order backlog. We expect that additional funding of approximately $2.0 million will be needed to fund our operations, including the build up of accounts receivable from our direct sales, during the remainder of 2008.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At June 28, 2008, no such losses existed.
We have a commercial line of credit with a bank which carries a maximum committed amount of $30 million, which expires in June 2009, if not renewed. No amounts were outstanding under this line at June 28, 2008 or June 30, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
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
ITEM 1A. Risk Factors
Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as modified and supplemented by the disclosure in Part 11 – Item 1A in our quarterly report on Form 10-Q for the quarter ended March 29, 2008.
Our newly established European subsidiary, LaCrosse Europe ApS, will increase our exposure to risks associated with foreign operations, such as compliance with foreign laws and currency risks. Additionally, if we fail to successfully transition our European customer base from our former European distributor to our newly established subsidiary, we could lose existing customers or be required to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party which increases our risks associated with inventory management and timely and accurate customer shipments.
We plan to close our two distribution centers in La Crosse, Wisconsin and open our new distribution center in Indianapolis, Indiana during early 2009. If we are unable to adequately staff these facilities or if construction at the new facility is delayed, we may experience disruptions or increased costs in shipping products to our customers.
The Pacific Maritime Association has been in negotiations with the International Longshore and Warehouse Union since March, 2008 in an effort to reach a new labor pact covering union members serving 29 West Coast ports. There have been recent reports of work slowdowns which have reduced productivity at the Southern California terminals. Labor disruptions or disruptions due to natural disasters or casualty losses at one of our shipping ports or one of our three distribution facilities, our domestic manufacturing facility, or distribution carriers could have a material adverse effect on our operations, including cancellation of orders by our customers, unanticipated inventory accumulation and reduced revenues and earnings.
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on April 28, 2008. At such meeting, Richard A. Rosenthal and Stephen F. Loughlin were elected as directors of the Company for terms to expire at the 2011 annual meeting of shareholders or until their successors are duly elected and qualified pursuant to the following votes: Richard A. Rosenthal – 5,701,241 shares voted for and 157,651 votes withheld; and Stephen F. Loughlin – 5,672,957 shares voted for and 185,935 votes withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2008 annual meeting of shareholders are as follows: (i) terms expiring at the 2009 annual meeting are Luke E. Sims, John D. Whitcombe and William H. Williams; and (ii) terms expiring at the 2010 meeting are Joseph P. Schneider and Charles W. Smith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: July 22, 2008	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2008	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

LaCrosse Footwear, Inc.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 28, 2008

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