Form 10-Q
period 2008-09-27
LACROSSE FOOTWEAR INC
filed 2008-10-28
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Common Stock, $.01 par value, outstanding as of October 23, 2008: 6,241,750 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I –FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,	September 29,
	2008	2007	2007
(in thousands, except share and per share data)	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,316	$15,385	$4,730
Trade and other accounts receivable, net	31,960	22,593	29,926
Inventories (Note 2)	30,769	27,131	30,070
Prepaid expenses	994	1,068	1,099
Deferred tax assets	1,234	1,201	1,220

Total current assets	69,273	67,378	67,045

Property and equipment, net	5,018	4,963	4,996
Goodwill	10,753	10,753	10,753
Other assets	420	453	461

Total assets	$85,464	$83,547	$83,255

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$11,198	$7,456	$10,294
Accrued compensation	2,947	3,324	2,536
Other accruals (Note 3)	3,472	1,982	2,576

Total current liabilities	17,617	12,762	15,406

Long-term debt	—	394	422
Deferred revenue	413	131	141
Compensation and benefits (Note 6)	1,564	1,993	3,348
Deferred tax liabilities	2,330	2,282	1,357

Total liabilities	21,924	17,562	20,674

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	28,031	27,473	27,258
Accumulated other comprehensive loss (Note 9)	(1,195)	(1,011)	(1,684)
Retained earnings (Note 7)	38,770	42,328	39,920
Less cost of 484,741, 600,362 and 614,156 shares of treasury stock, respectively	(2,133)	(2,872)	(2,980)

Total shareholders’ equity	63,540	65,985	62,581

Total liabilities and shareholders’ equity	$85,464	$83,547	$83,255

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands, except per share data)	2008	2007	2008	2007
Net sales	$40,265	$36,876	$92,807	$85,496
Cost of goods sold	24,478	22,464	55,717	51,705

Gross profit	15,787	14,412	37,090	33,791
Selling and administrative expenses	11,234	9,465	29,140	26,580

Operating income	4,553	4,947	7,950	7,211
Non-operating income (expense)	(54)	48	57	262

Income before income taxes	4,499	4,995	8,007	7,473
Income tax expense (Note 4)	1,731	1,684	3,024	2,582

Net income	$2,768	$3,311	$4,983	$4,891

Net income per common share (Note 1):
Basic	$0.44	$0.54	$0.80	$0.80
Diluted	$0.43	$0.52	$0.78	$0.77

Weighted average number of common shares outstanding:
Basic	6,229	6,100	6,204	6,079
Diluted	6,436	6,394	6,416	6,343
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended
	September 27,	September 29,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$4,983	$4,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisition:
Depreciation and amortization	1,368	1,326
Loss on disposal of property and equipment	2	70
Stock-based compensation expense (Note 5)	454	421
Deferred income taxes	15	72
Changes in operating assets and liabilities:
Trade and other accounts receivable	(9,367)	(10,014)
Inventories	(469)	(8,032)
Accounts payable	3,742	4,867
Accrued expenses and other	758	(81)

Net cash provided by (used in) operating activities	1,486	(6,480)

Cash flows from investing activities:
Purchases of property and equipment	(1,504)	(1,049)
Proceeds from sale of property and equipment	—	2
Acquisition payment (Note 1)	(3,169)	—

Net cash used in investing activities	(4,673)	(1,047)

Cash flows from financing activities:
Cash dividends paid (Note 7)	(8,541)	(914)
Purchase of treasury stock	(95)	—
Proceeds from exercise of stock options	938	469

Net cash used in financing activities	(7,698)	(445)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(184)	—

Net decrease in cash and cash equivalents	(11,069)	(7,972)

Cash and cash equivalents:
Beginning of period	15,385	12,702

End of period	$4,316	$4,730

Supplemental information:
Cash payments for income taxes	$2,004	$1,560
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
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc. and LaCrosse Europe, Inc. LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were formed during our third quarter of 2008 to acquire the inventories and operations of our former European distributor for $3.2 million, and to expand our direct sales and marketing support to our European customers. The results of operations since the date of acquisition have been included in the consolidated financial statements. All material inter-company accounts and transactions have been eliminated in consolidation.
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

	Quarter Ended		Three Quarters Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007
Basic weighted average shares outstanding	6,229	6,100	6,204	6,079
Dilutive stock options	207	294	212	264

Diluted weighted average shares outstanding	6,436	6,394	6,416	6,343

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	September 27,	December 31,	September 29,
(in thousands)	2008	2007	2007
Raw materials	$2,796	$1,691	$1,776
Work in process	313	183	220
Finished goods	28,166	25,631	28,557

Subtotal	31,275	27,505	30,553
Less: provision for slow-moving inventory	(506)	(374)	(483)

Total	$30,769	$27,131	$30,070

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters and three quarters ended September 27, 2008 and September 29, 2007, which are included in other accruals on our balance sheets, are summarized as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$1,097	$837	$941	$772
Accruals for products sold	645	404	2,106	1,513
Warranty claims	(452)	(354)	(1,757)	(1,398)

Balance, end of period	$1,290	$887	$1,290	$887

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended September 27, 2008 and September 29, 2007 were 38.5% and 33.7%, respectively. The year to date effective tax rates for the three quarters ended September 27, 2008 and September 29, 2007 were 37.8% and 34.6%, respectively. The increase in the tax rate from 2007 is primarily due to the timing / realization of federal research and experimentation credits. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008.
Effective January 1, 2007, LaCrosse Footwear, Inc. adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, we recognized a $10,000 reduction in our liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. At September 27, 2008, we had $240,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized. Due to statute expiration, a decrease could occur with respect to our FIN 48 reserve of less than $100,000 in the next twelve months. This reserve, including associated interest, relates to federal and state research and experimentation tax credits taken in prior years.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  The liability for accrued interest as of September 27, 2008, December 31, 2007, and September 29, 2007 was $34,000, $30,000 and $41,000, respectively. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2004. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2003 and 2004 tax years.
NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.5 million and $0.4 million of stock-based compensation expense for the three quarters ended September 27, 2008 and September 29, 2007, respectively. To calculate the stock-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeiture of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	Three Quarters Ended
	September 27, 2008	September 29, 2007
Expected dividend yield	2.9%	0%
Expected stock price volatility	31%	42%
Risk-free interest rate	3.2%	4.7%
Expected life of options	4.5 years	3.2 years
Estimated forfeiture rate	16%	16%

Weighted average fair value of options granted	$3.92	$4.51
The following table represents stock option activity for the quarter ended September 27, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	814,959	$10.95
Granted	8,250	14.81
Exercised	(11,027)	8.56
Canceled	(3,975)	14.47

Outstanding options at end of period	808,207	11.01	5.3 years

Outstanding exercisable at end of period	368,061	7.90	4.6 years

At September 27, 2008, the aggregate intrinsic value of options outstanding was $4.5 million, and the aggregate intrinsic value of exercisable options was $3.1 million. The intrinsic value of options exercised during the quarter ended September 27, 2008 was $0.1 million.

NOTE 6. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and approximately 10% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007
Cost (benefit) recognized during the quarter:
Interest cost	$238	$234	$4	$4
Expected return on plan assets	(274)	(257)	—	—
Amortization of prior loss	—	25	—	—
Amortization of prior service cost	4	4	—	—

Net period cost (benefit)	$(32)	$6	$4	$4

	Pension Benefits		Other Benefits
	Three Quarters Ended		Three Quarters Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007
Cost (benefit) recognized during the first three quarters:
Interest cost	$714	$702	$12	$12
Expected return on plan assets	(822)	(771)	—	—
Amortization of prior loss	—	75	—	—
Amortization of prior service cost	12	12	—	—

Net period cost (benefit)	$(96)	$18	$12	$12

We contributed $0.3 million to our defined benefit pension plan during the first three quarters of 2008 and anticipate contributing an additional $0.1 million during the remainder of 2008.
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
The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2008. Accordingly, quarterly dividends of $0.8 million were paid on June 18, 2008 and September 18, 2008.
On October 27, 2008, we announced a fourth quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on December 18, 2008 to shareholders of record as of the close of business on November 22, 2008. The total cash payment for this dividend will approximate $0.8 million.
NOTE 8. EXIT COSTS FOR DISTRIBUTION CENTERS
On June 19, 2008, we announced that we will be relocating our two distribution centers from La Crosse, Wisconsin to a new distribution center in Indianapolis, Indiana. We will operate these two distributions centers through April 30, 2009. We expect to incur exit costs related to compensation incentives and other costs of approximately $0.3 million through the exit time. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), these exit costs will be expensed ratably through April 2009. Through September 27, 2008, we have expensed $0.1 million.

NOTE 9. COMPREHENSIVE INCOME OR LOSS
Comprehensive Income:
Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of shareholders’ equity.
The reconciliation from net income to comprehensive income is as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007

Net income	$2,768	$3,311	$4,983	$4,891
Other comprehensive income (loss):
Foreign currency translation adjustment	(184)	—	(184)	—

Comprehensive income	$2,584	$3,311	$4,799	$4,891

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our Condensed Consolidated Balance Sheets consists of adjustments related to foreign currency translation and pension benefits. The components of accumulated other comprehensive loss is as follows:

	September 27,	December 31,	September 29,
(in thousands)	2008	2007	2007
Pension liability, net of tax	$1,011	$1,011	$1,684
Foreign currency translation adjustment	184	—	—

Accumulated other comprehensive loss	$1,195	$1,011	$1,684

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial instruments for fiscal years beginning after November 15, 2007 and for nonfinancial instruments for fiscal years beginning after November 15, 2008. This Statement became effective for us on January 1, 2008 but had no impact on our financial statements presented herein.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008 but had no impact on our financial statements presented herein.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance.  Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning, typically identify such forward-looking statements.  The Company assumes no obligation to update or revise any forward-looking statements to reflect the occurrence or non-occurrence of future events or circumstances.
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding expected general capital expenditures during the fourth quarter of 2008, anticipated expenditures associated with our new Midwest distribution center, planned contributions to our defined benefit pension plan during the fourth quarter of 2008 and 2009, future income tax rates, and the expected funding requirements of our European operations during the fourth quarter of 2008. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2007 Annual Report on Form 10-K, as may be supplemented or amended in our 2008 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
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
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels.

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

	Quarter Ended			Three Quarters Ended
	September 27,	September 29,		September 27,	September 29,
($ in thousands)	2008	2007	% Change	2008	2007	% Change
Net Sales	$40,265	$36,876	9%	$92,807	$85,496	9%
Gross Profit	15,787	14,412	10%	37,090	33,791	10%
Gross Profit %	39.2%	39.1%	10 bps	40.0%	39.5%	50 bps
Selling and Administrative Expenses	11,234	9,465	19%	29,140	26,580	10%
% of Net Sales	27.9%	25.7%	220 bps	31.4%	31.1%	30 bps
Non-Operating Income (Expense)	(54)	48	(213%)	57	262	(78%)
Income Before Income Taxes	4,499	4,995	(10%)	8,007	7,473	7%
Income Tax Expense	1,731	1,684	3%	3,024	2,582	17%
Net Income	2,768	3,311	(16%)	4,983	4,891	2%

Trade and other accounts receivable, net	31,960	29,926	7%
Inventories	30,769	30,070	2%
Quarter Ended September 27, 2008 Compared to Quarter Ended September 29, 2007:
Net Sales: Net sales for the third quarter of 2008 increased 9%, to $40.3 million, from $36.9 million in the same period of 2007. Sales to the work market were $19.4 million for the third quarter of 2008, up 29% from $15.1 million for the same period of 2007. The growth in work market sales reflects shipments related to previously announced military orders and continued penetration into a variety of targeted, niche work boot markets. During the third quarter of 2008, we shipped approximately $3.2 million to the United States Marine Corps and the U.S. Army. We expect to ship an additional $3.0 million of previously announced orders to the United States Marine Corps during the balance of 2008.
Sales to the outdoor market were $20.8 million for the third quarter of 2008, compared to $21.8 million for the same period of 2007. We believe that the decline in overall outdoor sales was primarily due to the sluggish retail environment in North America. Net sales from the first quarter of operation of our European subsidiary to the outdoor market were approximately $1.6 million of the total $20.8 million for the third quarter of 2008.
Gross Profit: Gross profit for the third quarter of 2008 was 39.2% of net sales, compared to 39.1% in the same period of 2007. Margin improvement of 10 basis points was due to the impact of sales from our new European subsidiary (20 basis points) and the impact of selling price increases in recent periods and reductions in sales returns, discounts and allowances (30 basis points), partially offset by an increase in markdown sales (40 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the third quarter of 2008 increased $1.8 million, or 19%, to $11.2 million from $9.5 million in the same period of 2007, driven by expenses related to establishment and operation of our European subsidiary ($1.2 million) and expenses related to other sales and product development activities ($0.6 million).
Non-Operating Income (Expense): Non-operating income (expense) in the third quarter of 2008 changed from income of approximately $48,000 to expense of $54,000 compared with the same period of 2007, primarily as a result of a decrease in interest income due to lower rates in 2008 and realized losses on foreign currency exchange rate changes during the third quarter of 2008 of approximately $50,000 (none in 2007).
Income Tax Expense: We recognized income tax expense at an effective rate of 38.5% for the third quarter of 2008 compared to an effective tax rate of 33.7% in the same period of 2007. The increase in the effective tax rate from 2007 is primarily due to the timing / realization of federal research and experimentation credits. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008.
Net Income: Net income for the third quarter of 2008 was $2.8 million, or $0.43 diluted earnings per common share, compared to $3.3 million, or $0.52 diluted earnings per common share in the same period of 2007. The net income decline of $0.5 million is attributable to additional gross profit of $1.4 million resulting from 9% net sales growth and an increase in gross margins, offset by increased selling and administrative expenses of $1.8 million (of which $1.2 million is attributable to the establishment and operation of our European subsidiary) and a $0.1 million increase in non-operating expense.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable increased $2.0 million, or 7%, as compared to the third quarter of 2007. This increase is primarily attributable to the quarterly increase in net sales of 9%.
Inventories: Inventories increased $0.7 million, or 2%, from the third quarter of 2007. The increase was driven by additional inventory of $2.4 million held by our European subsidiary, $1.0 million due to increased production levels in our Portland, Oregon factory related to the increased military orders, partially offset by overall reductions in finished goods inventories. Excluding our inventories in Europe, inventories would have decreased $1.7 million, or 6%, from the third quarter of 2007. This decrease is in line with improved sales for the quarter coupled with less carryover of outdoor products from a year ago, and improved sales of markdown items.
First Three Quarters of 2008 Compared to the First Three Quarters of 2007:
Net Sales: Net sales for the first three quarters of 2008 increased 9%, to $92.8 million, from $85.5 million in the same period of 2007. Sales to the work market were $54.7 million for the first three quarters of 2008, up 25% from $43.7 million for the same period of 2007. The growth in work market sales reflects shipments related to previously announced military orders and continued penetration into a variety of targeted, niche work boot markets. During the first three quarters of 2008, we shipped approximately $6.6 million of previously announced orders to the United States Marine Corps and the U.S. Army.
Sales to the outdoor market were $38.1 million for the first three quarters of 2008, compared to $41.8 million for the same period of 2007. We believe that the decline in overall outdoor sales was primarily due to the sluggish retail environment in North America.
Gross Profit: Gross profit for the first three quarters of 2008 was 40.0% of net sales, compared to 39.5% in the same period of 2007. Margin improvement of 50 basis points was due to the impact of sales from our European subsidiary (10 basis points) and the impact of selling price increases in recent periods and reductions in sales returns, discounts and allowances (90 basis points), partially offset by an increase in markdown sales (50 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first three quarters of 2008 increased $2.6 million, or 10%, to $29.1 million from $26.6 million in the same period of 2007, primarily driven by spending related to our new European subsidiary ($1.2 million) and expenses in sales and product development activities and other expenses ($1.4 million).
Non-Operating Income: Non-operating income in the first three quarters of 2008 was $0.1 million, down $0.2 million from the same period of 2007 due to a decrease in interest income due to lower rates in 2008 and realized losses on foreign currency exchange rate changes.
Income Tax Expense: We recognized income tax expense at an effective rate of 37.8% for the first three quarters of 2008 compared to an effective tax rate of 34.6% in the same period of 2007. The increase in the effective tax rate from 2007 is primarily due to the timing / realization of federal research and experimentation credits. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008. We anticipate the effective income tax rate for fiscal year 2008 to be approximately 36.5%.
Net Income: Net income for the first three quarters of 2008 was $5.0 million, or $0.78 diluted earnings per common share, compared to $4.9 million, or $0.77 diluted earnings per common share, in the same period of 2007. Net income growth of $0.1 million is attributable to additional gross profit of $3.3 million resulting from 9% net sales growth and an increase in gross margins, partially offset by increased selling and administrative expenses of $2.6 million, a $0.2 million decline in non-operating income and a $0.4 million increase in income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
We have historically funded working capital requirements and capital expenditures with cash generated from operations, and prior to 2006, from borrowings under a revolving credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first three quarters of 2008 or 2007.
Net cash provided by operating activities was $1.5 million in the first three quarters of 2008, compared to net cash used of $6.5 million in the same period of 2007. Operating cash flows in the first three quarters of 2008 included net income of $5.0 million, adjustments for non-cash items including depreciation and amortization totaling $1.4 million and $0.5 million of stock-based compensation expense, and changes in working capital components, primarily consisting of an increase in accounts receivable of $9.4 million, and increase in inventory of $0.5 million, partially offset by increases in accounts payable and accrued expenses of $4.5 million. With the seasonality of our business, an increase in accounts receivable and inventory is normal for the first three quarters of the year.
Net cash used in operating activities was $6.5 million in the first three quarters of 2007. Operating cash flows in the first three quarters of 2007 included net income of $4.9 million, adjustments for non-cash items including depreciation and amortization totaling $1.3 million and $0.4 million of stock-based compensation expense, and changes in working capital components, consisting primarily of increases in accounts receivable of $10.0 million, and an increase in inventories of $8.0 million, partially offset by an increase in accounts payable of $4.9 million.
Net cash used in investing activities was $4.7 million and $1.0 million in the first three quarters of 2008 and 2007, respectively. We purchased property and equipment of $1.5 million and $1.0 million in the first three quarters of 2008 and 2007, respectively. We also paid $3.2 million to acquire the inventories and operations from our former European distributor to establish our new European subsidiary. We anticipate spending $0.4 million on capital expenditures during the balance of 2008.
Net cash used in financing activities was $7.7 million in the first three quarters of 2008 compared to $0.4 million in the first three quarters of 2007. Cash dividends paid were $8.5 million in the first three quarters of 2008, compared to $0.9 million in the first three quarters of 2007. Proceeds from the exercise of stock options were $0.9 million in the first three quarters of 2008, compared to $0.5 million in the same period of 2007.
A summary of our contractual cash obligations at September 27, 2008 is as follows:

	Payments due by year:
(in thousands)		Remaining in
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases (1) (2)	$20,200	$532	$1,891	$2,085	$2,106	$2,129	$11,457

(1)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our leased facilities.

(2)	In June 2008, we signed a Single Tenant Industrial Lease to move our La Crosse, Wisconsin distribution operations to a newly constructed, 380,000 square foot building in Indianapolis, Indiana. The monthly base rent on the lease is scheduled for 124 months beginning March 1, 2009.
At September 27, 2008 and September 29, 2007, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in the inclusion of accumulated other comprehensive loss in shareholders’ equity net of tax of $1.0 million and $1.7 million as of September 27, 2008 and September 29, 2007, respectively. We contributed $0.3 million to our defined benefit pension plan during the first three quarters of 2008 and anticipate contributing an additional $0.1 million during the remainder of 2008. The continued decline in the equity markets have adversely affected our pension liability, future pension contributions, and future expenses related to our pension plan. Based upon current year to date results, we anticipate that for 2009 we will contribute approximately $1.0 million and incur pension related expenses of $0.3 million.
In June 2006, we received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at our Portland distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. In the third quarter of 2008, the loan was forgiven by the Portland Development Commission as we met certain facility usage requirements and employment criteria, including maintaining a minimum number of employees in the city of Portland, Oregon and paying those employees a competitive specified wage and benefits package. Given the forgiveness of this loan, we have reclassified the remaining unamortized long-term debt to deferred revenue and will continue to amortize the balance until 2011.
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
The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2008. Accordingly, quarterly dividends were paid on June 18, 2008 and September 18, 2008 of $0.8 million.
On October 27, 2008, we announced a fourth quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on December 18, 2008 to shareholders of record as of the close of business on November 22, 2008. The total cash payment for this dividend will approximate $0.8 million.
We plan to consolidate our two La Crosse, Wisconsin distribution facilities in early 2009 to one location in Indianapolis, Indiana for increased capacity and operating efficiencies. We anticipate spending approximately $4.0 million by the end of the second quarter of 2009 for capital assets related to building out this new Midwest consolidated distribution facility including racking, computer systems and other build-out costs. We have evaluated the capital assets in our two distribution centers in La Crosse and have determined that no impairment exists as of September 27, 2008.
On July 21, 2008, we announced the formation of LaCrosse Europe ApS based in Copenhagen, Denmark. In establishing our European operations, we acquired the inventories and operations of our distribution partner, Gateway Footgear, for $3.2 million, in order to strengthen our direct sales and marketing support to customers in Europe. We expect that additional funding of approximately $1.0 million will be needed to fund our operations, including the build up of accounts receivable from our direct sales, during the remainder of 2008.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 27, 2008, no such losses existed.
We have a commercial line of credit with a bank which carries a maximum committed amount of $30 million, which expires in June 2009, if not renewed. No amounts were outstanding under this line at September 27, 2008 or September 29, 2007. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

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
ITEM 1A. Risk Factors
Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as modified and supplemented by the disclosure in Part II – Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 29, 2008 and June 28, 2008.
A decline in consumer spending due to unfavorable economic and consumer credit conditions could negatively impact our revenues and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income, declines in consumer confidence and spending, and other economic developments. Factors such as employment, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws also affect our financial condition. Current economic conditions have led to reduced sales forecasts by certain of our key customers. Given the uncertainties created by these trends, including both the depth and duration of the resulting impact on consumer spending, our outlook for future revenues and earnings may be negatively affected.
Our exposure to risk as a result of our new European subsidiary could negatively affect our business.
Our newly established European subsidiary will increase our exposure to risks associated with foreign operations, such as compliance with foreign laws and currency risks. Additionally, if we fail to successfully transition our European customer base from our former European distributor to our newly established subsidiary, we could lose existing customers or be required to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party which increases our risks associated with inventory management and timely and accurate customer shipments.
The closure of our distribution centers in La Crosse, Wisconsin and the opening of our new distribution center may cause delays in shipping or unplanned expenses.
We plan to close our two distribution centers in La Crosse, Wisconsin and open our new distribution center in Indianapolis, Indiana during early 2009. If we are unable to adequately staff these facilities or if construction at the new facility is delayed, we may experience disruptions or increased costs in shipping products to our customers.
ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
(10.1)	Second Amendment to Credit Agreement and Waiver, dated October 3, 2008, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.
(10.2)	Continuing Guaranty, dated October 13, 2008, by and among LaCrosse Footwear, Inc. as Guarantor, and Wells Fargo Bank, National Association, as Bank.
(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: October 28, 2008	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2008	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)