Form 10-Q/A
period 2008-03-29
LACROSSE FOOTWEAR INC
filed 2009-03-06
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-23800
LaCrosse Footwear, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1446816

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17634 NE Airport Way
Portland, Oregon 97230
(Address, zip code of principal executive offices)
(503) 262-0110
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of February 27, 2009: 6,295,331 shares

PART II
Item 2.
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
LaCrosse Footwear, Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A’) to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on April 25, 2008. The Form 10-Q/A is being filed solely to add the following information to Part II, Item 2 of the Form 10-Q, which was inadvertently omitted.
This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.
PART II
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
We made the following purchases of our equity securities in the first quarter of 2008.

Total Number
of Shares
Purchased as
			Part of Publicly	Approximate
	Total Number		Announced	Dollar Value of
	of Shares	Average Price	Plans or	Shares
Period	Purchased	Paid	Programs	Purchased
February 2008	5,300 (1)	$18.00	—	$95,400

(1)	In connection with the exercise of options to purchase 12,000 shares of the Company’s common stock, Luke Sims, a director of the Company, elected to deliver to the Company already owned shares of the Company’s common stock in payment of the exercise price of the option. The transaction was reported on a Form 4 filed by Mr. Sims with the U.S. Securities and Exchange Commission on February 15, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: March 6, 2009	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2009	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)