Form 10-K
period 2008-12-31
LACROSSE FOOTWEAR INC
filed 2009-03-06
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 27, 2008: $65,309,282.
Number of shares of the registrant’s common stock outstanding at February 27, 2009: 6,295,331 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2008, the end of the Company’s fiscal year.

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
General
LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leading developer and marketer of branded, premium and innovative footwear for expert work and outdoor users. Our trusted Danner® and LaCrosse® brands are distributed domestically through a nationwide network of specialty retailers and distributors, as well as our owned retail channels, and internationally through our Danish subsidiary, LaCrosse Europe ApS, and through distributors and retailers in Asia, Europe and Canada. Work customers include people in law enforcement, transportation, mining, oil and gas, military services and other occupations that need high-performance and protective footwear as a critical tool for the job. Outdoor customers include people active in hunting, hiking and other outdoor recreational activities.
Company History
LaCrosse traces its roots back to 1897, with the founding of La Crosse Rubber Mills, a manufacturer of rubber and vinyl footwear. Located in La Crosse, Wisconsin, the original company was purchased from the founders in 1982 by George Schneider and the Schneider family. We have established a highly loyal following among laborers and outdoorsmen operating in severe cold or wet environments. In 1994, we expanded our brand portfolio through the acquisition of Danner Shoe Manufacturing, a premium maker of leather boots since 1932, located in Portland, Oregon. Danner had developed a strong reputation among loggers, shipyard workers and early outdoor enthusiasts.
Since 2000, we have expanded our corporate focus from mainly manufacturing to include a stronger emphasis on development and marketing, increasing our outsourced production from approximately 50% to 75%. For over 25 years, we have distributed high-end Danner products through our exclusive distributor in Japan. In 2005, we opened our first international office in China to diversify our manufacturing capacity and ensure our high quality standards. In July 2008, LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were established to acquire certain assets of our former European distributor and to strengthen LaCrosse’s direct sales and marketing support to customers in Europe.
Corporate Strategy
Our corporate strategy is to continue to:
•	Build, position and capitalize on the strengths of established brands

•	Develop innovative products and relevant technologies that will differentiate our footwear and apparel

•	Offer superior customer service; and

•	Enhance and leverage our portfolio of distribution channels, focusing on domestic and international retail and industrial customers, direct sales to U.S. government agencies and the military, and direct consumers
Brand Positioning
Within the domestic and international retail channel of distribution, we market footwear under the DANNER® and LACROSSE® brands and apparel under the LACROSSE® brands. We also sell products through the safety and industrial distributor channel principally under the LACROSSE® brand for consumers who regard our specialized footwear as critical tools for the job. Additionally, we position the Danner® brand as performance footwear built to meet the unique demands and specific requirements for multiple branches of the U.S. Armed Forces.
From a direct consumer standpoint, we believe each brand is positioned uniquely in the marketplace to capitalize on differences in end user expectations for performance, price, and function. The DANNER® brand represents the highest level of performance, with a select line of high quality, feature-driven leather footwear products at premium prices. The LACROSSE® brand has a broader product line across multiple price points, from better grade to premium grade, including rubber and leather footwear as well as a line of rainwear and protective clothing.
Products
Our branded product offerings for the work and outdoor markets include the following brands:
Danner
The Danner brand is known nationwide as “the expert’s choice” in premium footwear, with rugged designs that exceed customer expectations for performance and quality, and with classic outdoor heritage and authentic character. The brand represents the highest level of performance and features with a select line of high-quality, feature-driven footwear products at premium prices. Danner products consist of premium quality work and outdoor boots with many features including our stitch-down manufacturing process, which provides outstanding support and built-in comfort. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner (seam taped insert) in its leather boots. Danner’s product offerings include product categories such as uniform, hunting, work, hiking and accessories.

LaCrosse
The LaCrosse brand has a broad product line across multiple price points, from better grade to premium grade price points, including rubber and leather footwear as well as a line of rainwear and protective clothing. Among our target customers, the LaCrosse brand is known for high performance in the field and on the job. Designed for durability and reliability, LaCrosse boots are built to satisfy specific end-user needs, such as being protective against water, extreme cold, chemicals and other harsh environments. LaCrosse’s product offerings include product categories such as hunting, work, cold weather, and apparel and accessories.
Styles
During 2008, we offered 487 styles of footwear and protective clothing. The percentage of net sales into work markets in 2008, 2007 and 2006 were approximately 59%, 52% and 51%, respectively and sales to outdoor markets were approximately 41%, 48% and 49%, respectively.
Product Design and Development
Our product design and development concepts originate from our staff and through communication with our customers and suppliers. We stay in constant contact with our customers to understand consumer demand and trends. Product concepts are based upon perceived consumer needs and may include new technological developments in footwear, apparel and materials.
Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. Our marketing and product development personnel, at times in conjunction with outside design consultants, determine the final aesthetics of the product. Once a product design is approved for production, responsibility may be shared with outside sourcing facilities or with our domestic manufacturing facility for pattern development and commercialization. Our presence in Portland, Oregon provides access to a broad talent pool of footwear and apparel design professionals.
Customers, Sales, and Distribution
We market our two brands through five channels of distribution: (1) retail, (2) safety and industrial, (3) government, (4) direct, and (5) international.
Within the retail channel, the LACROSSE® and DANNER® brands are marketed through independent representative agencies and our in-house sales staff. For both brands, some of the independent agents are part of multi-line representative groups and some are dedicated solely to our products. A national account sales team complements the sales activities for the brands.
Our retail distribution base consists of over 3,500 accounts, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, distributors, and federal, state, and local government agencies. Our customer base is also diversified as to size and location of customer and markets served. As a result, we are less dependent upon a few customers. However, our retail customers have recently shown a trend towards consolidation into regional, super regional, and national businesses, and this trend has the effect of consolidating our customer base. As consolidation continues, our dependency on fewer, larger customers may increase.
Our safety and industrial channel focuses on end users who view their footwear and apparel as critical tools for the job. These end users depend on LaCrosse products to provide functionality, comfort and protection from workplace hazards. The industries we focus on include mining, oil and gas, transportation and utilities. While the majority of our products in this channel are sold through distributor partners, such products are also sold through the retail channels.

The government channel provides performance footwear built to meet the demands and specific requirements for multiple branches of the Armed Forces. For example, the Danner Marine Hot boot is specifically built with performance materials to mitigate heat. In addition, we produce the Mountain Cold Weather Boot for the U.S. Marines which is built with extreme abrasion resistance, unique construction and a supportive Vibram® 360 outsole, to enhance performance in extreme mountain conditions and climates. These products are manufactured in the Company’s ISO 9001 certified manufacturing facility located in Portland, Oregon. In addition to receiving direct orders for these products from the respective branches of the military, Danner military products are also available through retail and exchange stores on U.S. Marine Corps, Army, and Air Force bases, and on Danner’s web site (www.danner.com).
Relating to our direct channels of distribution, we currently operate four Internet websites for use by consumers and retailers. The primary purpose of the consumer-oriented websites is to provide product and company information. In addition, two of these sites sell products to consumers who choose to purchase directly from us. The business-to-business website for the LACROSSE® and DANNER® brands provides product ordering capability and critical information to dealers about the status of pending orders, inventory levels, shipping and other data. Our corporate website, www.lacrossefootwearinc.com, provides information about the Company and its brands to investors and the corporate community.
We operate a retail outlet store at the factory in Portland, Oregon. The factory outlet store sells slow-moving merchandise, factory seconds, and first quality products for both DANNER® and LACROSSE® brands.
International sales are primarily derived through our Japanese and Canadian independent distribution and dealer networks as well as our subsidiary LaCrosse Europe ApS, which was established in 2008 to acquire certain assets of our former European distributor and to strengthen our direct sales and marketing support to customers in Europe.
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

Manufacturing and Sourcing
Manufacturing Overview
We source approximately three-fourths of the products we sell through a network of international contract manufacturers, primarily in China, with the remaining one-fourth manufactured domestically in our 36,000 square foot facility in Portland, Oregon. Our domestic manufacturing facility provides a number of benefits, including increased brand authenticity and compliance with government manufacturing requirements, such as the Berry Amendment (legislation promoting domestic or “home grown” products for government entities). We routinely take current and potential customers on tours through our factory, showcasing the quality of our brands. This has historically translated into stronger demand and shelf space for our footwear products.
Sourcing Overview
In 2005, we formed LaCrosse International, Inc., a wholly owned subsidiary with an office in Zhongshan, China. LaCrosse International has three primary functions:
•	Work with suppliers to maintain our standards for high quality products and labor practices;

•	Locate and develop relationships with complementary sourcing alternatives; and

•	Increase speed to market for new products.
We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. In addition, substantially all of our transactions with our foreign contract manufacturers are in U.S. Dollars. However, these U.S. Dollar prices are affected by such things as foreign currency exchange rates and commodity prices. We regularly evaluate our vendors primarily on the quality of their work, cost and ability to deliver on time.
Approximately two-thirds of our outsourced products are purchased from two foreign manufacturers located in China. Alternate sources of capacity for these products are available worldwide.
The raw materials used in production of our products are primarily leather, crude rubber and oil-based vinyl compounds for protective clothing products. We have historically been able to recover any significant increases in our raw material costs through price increases.
Both our contract manufacturers and our domestic manufacturing facility purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both the LaCrosse and Danner footwear. GORE-TEX® is a registered trademark of Gore. Gore has traditionally been one of Danner’s largest suppliers in terms of dollars spent on raw materials. Over 75% of Danner styles are GORE-TEX® lined. We have contracts with Gore that are terminable by either party upon 180 days written notice. We believe our relationship with Gore is good. In the event the relationship was to terminate, we have identified other sources of products with similar characteristics.
Competition
The categories of the footwear and apparel markets in which we operate are highly competitive. We compete with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than we do. Because we have a broad product line, our competition varies by product category. We believe that we maintain a competitive position through the strength of our brands, our attention to quality, delivery of value, position as an innovator, our record of delivering products on a timely basis, strong customer relationships, and, in some cases, the breadth of our product line. We have five to seven major competitors in each of our market segments which include hunting, work, hiking, and uniform product categories.

Certain of our competitors in leather footwear categories have strong brand name recognition in the markets they serve and are the major competitors of our DANNER® and LACROSSE® leather product lines. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By attention to these factors, we believe that the DANNER® footwear line has maintained a strong competitive position in our market niches.
Several rubber boot marketers with strong brand recognition in their respective markets are competitors of the LaCrosse® brand. We occupy a favorable niche in the higher price segments of the work and outdoor rubber boot markets. Our history of supplying quality rubber boots, all of which are currently sourced from overseas suppliers, has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which we must effectively compete. We believe that our superior quality products, innovation and design leadership, coupled with solid delivery and customer support enables us to effectively compete in this market.
Employees
As of December 31, 2008, we had approximately 350 employees located in the United States, nine employees in China and five in Denmark, substantially all of whom are full-time. Approximately twenty of our employees at the La Crosse, Wisconsin distribution center are represented by the United Steel Workers of America under a three-year collective bargaining agreement, which expires in September 2009. Approximately 175 employees in our Portland, Oregon facilities are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement that expired in January 2009. The UFCW bargaining agreement was renewed in January 2009 and will expire in January 2012.
Trademarks and Trade Names; Patents
We own United States federal registrations for several of our marks, including LACROSSE®, DANNER®, BURLY®, ALPHA-BURLY®, RED BALL®, RAINFAIR®, the stylized Indianhead design that serves as our logo, FIRETECH®, ICE KING®, ICEMAN®, AIRTHOTIC®, GAMEMASTER®, TERRA FORCE®, HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT®, STRIKER®, PRONGHORNTM, RED BALL JETS®, TFXTM, and DXTVENT®. We generally attempt to register a trademark relating to a product’s name only when we intend to heavily promote the product or where we expect to sell the product in large volumes. However, we rely on common law trademark rights for all unregistered brands. We defend our trademarks and trade names against infringement to the fullest extent practicable under the law.
We also own several United States patents, including TERRA FORCE®, a cement and stitch-down manufacturing process; and our AIRTHOTIC® ventilated arch support that fits under the heel. Our newest platform outsole/midsole construction process, EXOTM, is patent-pending at this time.
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
Foreign Operations and Sales Outside of the United States
As previously noted, we maintain offices in China and Denmark to support our contract manufacturers and European sales staff, respectively. Our net sales outside of the Unites States are through our own European distributor and a focused set of independent distributors, and such sales accounted for approximately 6%, 7% and 6% of our net sales in 2008, 2007 and 2006, respectively.
Included in the Company’s consolidated balance sheets at December 31, 2008 are the net assets of the Company’s European subsidiary which total approximately $1.4 million. The net book value of fixed assets located outside of the U.S. totaled $0.5 million and $0.3 million at December 31, 2008 and 2007, respectively. Such assets consist primarily of manufacturing assets and office equipment and software.
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

Name	Age	Position
Joseph P. Schneider	49	President, Chief Executive Officer and Director
David P. Carlson	53	Executive Vice President, Chief Financial Officer, and Secretary
Adrienne L. Moser	47	Senior Vice President of Product, Sales, and Marketing
Ross M. Vonhoff	43	Senior Vice President Operations
Robert G. Rinehart, Jr.	56	Vice President of Product Development
J. Gary Rebello	57	Vice President of Human Resources
C. Kirk Layton	53	Vice President of Finance, Corporate Controller and Assistant Secretary
Kirk S. Nichols	40	Vice President of Sales
Craig P. Cohen	42	Vice President International Sales
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
The current slow-down of consumer spending is negatively impacting our domestic retailers, which impacts their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk.
Certain of our retailers have announced significantly lower growth expectations and in some cases are reducing the number of stores in operation. Both the contraction in consumer spending and the tightening of the credit markets have created an unfavorable business environment for our retailers, especially the retailers who use debt to finance their inventory purchases and other operating capital requirements. If our retailers are unable to obtain financing for their inventory purchases and to fund their operations, it could result in delayed payment or non-payment of amounts owed to us and/or a reduction in the number of sales we make to such retailers, either of which could have a material adverse effect on our results of operations.
For all of our distribution channels, including domestic retailers, a decline in consumer spending due to unfavorable economic and consumer credit conditions could create an environment of increasing price discounts which would negatively impact our product revenues, gross margins and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income. These factors include economic conditions and factors such as employment, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. In addition, spending patterns of consumers may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets. Our results of operations and financial condition may be adversely affected by changes in consumer spending or economic conditions.
Sales to the U.S. Government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels, or we may not be able to fill these orders due to facility constraints.
Our ability to continue to generate sales growth in this channel is partially dependent upon the current U.S. presidential administration’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally, given that a substantial portion of our military sales must be produced by our domestic manufacturing facility, we may be unable to fill orders which we receive due to constraints in the capacity of that facility. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources. Given that such orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings growth and results of operations.

Changes in the price or availability of raw materials could disrupt our operations and adversely affect our financial results, particularly our gross margins.
We purchase raw materials and component parts from various suppliers to be used in the manufacturing of our products. Changes in our relationships with suppliers or increases in the costs of purchased raw materials or component parts could result in manufacturing interruptions, delays, inefficiencies or our inability to successfully market our products. These occurrences would negatively affect our business, product gross margins and results of operations.
Our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), oil price increases and higher foreign labor costs. If we are unable to increase our selling prices to offset such cost increases, our revenues and earnings would be negatively impacted.
If petroleum costs were to increase it could result in significantly higher freight costs to our company, as we rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. Increased petroleum costs also affect our manufacturing costs, as rubber is a key component of our footwear. Foreign currency fluctuations and increased labor cost abroad would be problematic given our dependence on manufacturing in China and distribution through our European subsidiary. Our profit margins may decrease as foreign currency fluctuates or prices of petroleum and foreign labor increase and we are unable to pass on those additional costs to our customers.
We have experienced sequential quarterly declines in our gross margins in 2008. Our gross margins could continue to experience pressure in 2009 due to conditions in the current retail environment.
We are experiencing consolidation in our raw materials supply base for outsoles and leather, which presents overall risks in our supply base.
Interruptions in supply of raw materials or increased costs for such raw materials could negatively impact both our domestic manufacturing facility as well as products produced by our international manufacturing partners, both of which could negatively impact our customer relationships, our ability to fill current and future orders and our results of operations.
Our business could be negatively affected by delays or disruptions in the transition to our new distribution facility.
We plan to close our two distribution centers in La Crosse, Wisconsin and open our new distribution center in Indianapolis, Indiana during the first half of 2009. If the final construction of the new facility and the related operating systems are delayed, or if the transition of inventories between the locations is interrupted, we may experience disruptions in shipping products to our customers or higher initial start-up costs than originally planned. Any such delay or disruption would adversely affect our results of operations.
Our newly established European subsidiary, LaCrosse Europe ApS, increases our exposure to risks associated with foreign operations and the transition of customers to our new subsidiary may not be successful.
Foreign operations through our European subsidiary increases our exposure to risks associated with foreign currency transactions and compliance with foreign laws. Additionally, if we fail to successfully transition our European customer base from our former European distributor to our newly established subsidiary, we could lose existing customers or be required to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party, which increases our risks associated with inventory management and timely and accurate customer shipments. Any negative outcome related to these risks would harm our results of operations.
Our profitability is significantly dependent upon future effective tax rates for federal, state and international taxing jurisdictions.
The new U.S. President’s administration has indicated that tax rates on corporations may be increased in coming periods. Higher effective U.S. tax rates would lower our earnings performance and restrict our ability to invest in various areas of our business. Future changes to rates of taxation in areas outside of the U.S. could also negatively impact our future earnings performance.
We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S., and therefore, we are subject to the risks of international commerce. Also, any adverse political conditions or governmental actions, including the imposition of duties and quotas, internally within China (where the majority of our third party manufacturers are concentrated) or externally with the United States and Europe could disrupt our supply of product to customers.
We use third party manufacturers located in foreign countries, primarily in China, to manufacture the majority of our products, including all of our LACROSSE® branded products. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
•	delays associated with the manufacture, transportation and delivery of foreign-sourced products;

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	delays in the transportation and delivery of goods due to increased security concerns;

•	foreign currency fluctuations (particularly with respect to the Euro and Chinese Renminbi), a risk which we do not currently seek to mitigate through hedging transactions;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political unrest, terrorism or war, any of which can interrupt commerce;

•	expropriation and nationalization;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	limited capital of foreign distributors and the possibility that such distributors may terminate their operations or their relationships with us; and

•	concentration of credit risk, currency, and political risks associated with international distributors. International distributors represented 2% of our net sales in 2008.
Additionally, although net sales outside of the U.S. did not constitute a significant portion of our revenues in 2008, we expect our international sales will grow over the next few years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as the Company has a limited number of foreign distributors, who may have inadequate capital to continue operations over the long-term. Sales to the international markets are achieved through those foreign distributors and our wholly owned subsidiary. The Company’s sales and sales growth may be adversely affected if the relationships with those distributors were to deteriorate and we are unable to engage suitable alternatives in a timely manner.
Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
Third party manufacturers produce approximately three-fourths of our footwear products. Currently, we manufacture footwear with third party manufacturers primarily located in China, Thailand and The Netherlands. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
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
Our business is substantially affected by weather conditions, and sustained periods of warm and/or dry weather can negatively impact our sales. Additionally, such weather conditions may negatively impact our inventory levels and subsequent period sales.
We sell our products into two primary markets, work and outdoor. For the year ended December 31, 2008, 41% of our annual revenues were to the outdoor market. This market segment is highly seasonal and weather dependent. Sales of these products are largely dependent on the timing and severity of weather in the different regions of the United States and Europe. During sustained periods of warm and/or dry weather conditions, certain key categories in the outdoor market may be negatively impacted, including hunting, hiking and cold weather products, as consumers postpone participation in those activities pending the resumption of more conducive weather patterns. Additionally, given our advance ordering timelines, such reduced demand during normal outdoor market seasons may also negatively impact our inventory levels and subsequent period profits as such excess inventories are sold.
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
Labor disruptions or disruptions due to natural disasters or casualty losses at one of our distribution facilities or our domestic manufacturing facility could have a material adverse effect on our operations.
Some of our employees at our distribution and manufacturing facilities are organized in labor unions. Our inability to renew on favorable terms the collective bargaining agreements between us and the unions that represent our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
In addition, any natural disaster or other serious disruption at one of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for our products. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
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
Our five largest retail customers accounted for approximately one-fifth of our revenues in 2008. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future, which would adversely impact our net income and cash flow.
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
Our competitors include footwear manufacturers, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. The principal competitive differentiators in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A number of our competitors have:
•	significantly greater financial resources than we have;

•	more comprehensive product lines than ours;

•	broader market presence than we have in retail outlets, or have their own retail outlets;

•	greater distribution capabilities than we have;

•	stronger brand recognition than we have; and

•	substantially greater product advertising budgets than we do.
Our competitors’ greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, a major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. If we fail to compete successfully in the future, our sales and profits may decline and our financial condition may deteriorate.
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
The footwear industry is subject to rapid changes in consumer preferences. Our success depends in large part on our ability to continuously develop, market and deliver innovative and functional products that are competitive with other brands in our market. In addition, we must design and manufacture products that appeal to many consumer segments at a range of price points. While we continually update our product line with new and innovative products, our products may not continue to be popular and new products we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could adversely affect our sales and results of operations.
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
We depend on a limited number of sources for the primary materials used to make our footwear. For example, we and our suppliers purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over three-fourths of Danner styles are GORE-TEX® lined.
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
If we fail to comply with the covenants contained in our revolving credit facility we may be unable to maintain existing, or secure additional financing, and repayment obligations on our outstanding indebtedness may be accelerated.
Our revolving credit facility contains financial and operating covenants with which we must comply. Our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could harm our business. At December 31, 2008 we had no outstanding borrowing under this credit facility.
Our articles of incorporation, bylaws and Wisconsin corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management.
Among other things, these provisions:
▪	classify our board of directors so that only some of our directors are elected each year;

▪	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

▪	establish advance notice and other procedural requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth certain information, as of December 31, 2008, relating to our principal facilities.

	PROPERTIES
	Owned or	Approximate Floor
Location	Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased(1)	145,000	Principal sales, marketing and executive offices and distribution facility

Portland, OR	Leased(2)	36,000	Manufacturing operations and retail outlet store

La Crosse, WI	Leased(3)	185,000	Distribution facility

La Crosse, WI	Leased(4)	236,000	Distribution facility

Indianapolis, IN	Leased(5)	380,000	Distribution facility

Zhongshan, China	Leased (6)	1,400	Office space

Copenhagen, Denmark	Leased (7)	3,600	Office space

(1)	The lease term on the Single Tenant Industrial Lease is 120 months from August 1, 2006 and the Lease provides for potential term extensions of up to 60 months after the original term.

(2)	The lease for this facility expires in May 2010.

(3)	The lease for this facility expires in May 2009.

(4)	The lease for this facility expires in April 2009.

(5)	In June 2008, we signed a Single Tenant Industrial Lease for 124 months beginning March 1, 2009.

(6)	The lease for this facility expires November, 2009.

(7)	The lease for this facility expires November, 2010.

Item 3. Legal Proceedings
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable to occur and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements. We are not currently involved in any material legal proceedings outside of the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the fiscal year ended December 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On February 27, 2009, the closing sale price of our common stock was $8.52 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2008		2007
	High	Low	High	Low

First Quarter	$18.98	$14.05	$16.48	$12.72
Second Quarter	$16.71	$13.00	$18.99	$15.06
Third Quarter	$17.63	$14.50	$22.99	$16.26
Fourth Quarter	$17.00	$9.47	$18.83	$16.78
As of February 27, 2009, there were 242 shareholders of record and approximately 1,000 beneficial owners of our common stock.
Dividends
We paid a cash dividend of $0.15 per share of common stock on June 30, 2007 totaling $0.9 million.
On February 4, 2008, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. These dividends were paid together ($1.125 per common share) on March 18, 2008 and totaled $7.0 million. Subsequently, quarterly dividends totaling $2.3 million, in the amount of $0.125 per common share, were paid on June 18, 2008, September 18, 2008, and December 18, 2008, respectively.
On February 2, 2009, we announced a first quarter cash dividend of $0.125 per common share which will be paid on March 18, 2009 to shareholders of record on February 22, 2009 and will amount to approximately $0.8 million in the aggregate.
Future dividend policy and dividend payments, if any, will depend upon earnings and the financial condition of our company, our need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.

Sales of Unregistered Securities
We did not have any unregistered sales of equity securities in 2008.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Equity Compensation Plan Information
The information required by this item with respect to our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.
Market Price of the Registrant’s Common Equity
The following graph compares on a cumulative basis changes since December 31, 2003, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Hemscott Textile-Apparel Footwear/Accessories Industry Group Index (the “Hemscott Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2003 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Hemscott Group Index.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
LaCrosse Footwear, Inc.	$100	$137	$138	$169	$225	$175
NASDAQ Global Market Index	$100	$108	$111	$122	$134	$79
Hemscott Group Index	$100	$134	$144	$177	$176	$124

Item 6. Selected Financial Data
Selected Income Statement Data

Year Ended December 31	2008	2007	2006	2005	2004
(in thousands, except per share data)

Net sales	$127,956	$118,179	$107,798	$99,378	$105,470
Operating income	$10,120	$10,983	$8,834	$8,609	$7,640
Net income	$6,167	$7,300	$6,344	$5,234	$6,973

Net income per common share
Basic	$0.99	$1.20	$1.05	$0.88	$1.18
Diluted	$0.96	$1.15	$1.02	$0.85	$1.15

Weighted average common shares outstanding
Basic	6,215	6,087	6,022	5,954	5,891
Diluted	6,417	6,357	6,213	6,166	6,070
Selected Balance Sheet Data

Year Ended December 31	2008	2007	2006	2005	2004
(in thousands)

Cash and cash equivalents	$13,683	$15,385	$12,702	$6,113	$7,149
Inventories	$28,618	$27,131	$22,038	$24,865	$16,962
Total assets	$84,565	$83,547	$73,533	$64,583	$57,788
Long-term debt, including current maturities	—	$394	$506	—	—
Shareholders’ equity	$61,412	$65,985	$57,344	$50,477	$45,151
Dividends paid	$9,322	$914	$0	$0	$0
Dividends paid per common share	$1.50	$0.15	$0.00	$0.00	$0.00
Inventory turns	2.8	2.9	2.8	3.0	3.4
Days sales outstanding	57	62	56	50	49

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service.
Within the domestic and international retail channel of distribution, we market footwear and apparel under the DANNER® and LACROSSE® brands. We also sell products through the safety and industrial distributor channel principally under the LACROSSE® brand for consumers who regard our specialized footwear as critical tools for the job. Additionally, we position the Danner brand as performance footwear built to meet the unique demands and specific requirements for multiple branches of the U.S. Armed Forces.
We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work customers include people in law enforcement, transportation, mining, oil and gas, military services and other occupations that need high-performance and protective footwear as a critical tool for the job. Outdoor customers include people active in hunting, outdoor cross training, hiking and other outdoor recreational activities.
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
We have achieved consistent growth in our core business in recent years, driven by our consumers’ demand for our innovative footwear and apparel products. Our 2008 sales growth included our previously announced revenue of $9.6 million for shipments to the United States Marine Corps and the U.S. Army. In addition to our government channel, our net sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand and our ability to diversify and strengthen our portfolio of sales channels.
During 2008, we experienced slight sequential declines in our gross margins. We anticipate continued pressure on gross margins during 2009 given the current economic and retail environment.

RESULTS OF OPERATIONS — FISCAL 2008 COMPARED TO FISCAL 2007
Financial Summary — 2008 versus 2007
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2008	2007	$ Change	% Change
Net Sales	$128.0	$118.2	$9.8	8%
Gross Profit	$50.7	$46.9	$3.8	8%
Gross Margin %	39.6%	39.7%		(10 bps)
Selling and Administrative Expenses	$40.5	$35.9	$4.6	13%
% of Net Sales	31.7%	30.4%		130 bps
Non-Operating Income	$0.0	$0.3	($0.3)	(108%)
Income Before Income Taxes	$10.1	$11.3	($1.2)	(10%)
Income Tax Provision	$3.9	$4.0	($0.1)	(1%)
Net Income	$6.2	$7.3	($1.1)	(15%)
Consolidated Net Sales: Consolidated net sales for 2008 increased 8%, to $128.0 million, from $118.2 million in 2007. In the work market, net sales increased 23%, to $74.9 million, from $60.9 million in 2007. The strong annual growth in work market sales reflects shipments related to military orders and continued penetration into a variety of targeted, niche work markets. During 2008, we shipped approximately $9.6 million of previously announced orders to the United States Marine Corps and the U.S. Army.
In the outdoor market, net sales declined 7%, to $53.1 million, from $57.3 million in 2007. While we continued to see growth in at-once demand in certain segments and geographies of the outdoor market, the overall decline in outdoor sales reflected the widespread decline in retail sales during 2008. Net sales by our European subsidiary to the outdoor market were approximately $2.9 million of the total $53.1 million for 2008.
Gross Profit: Gross profit for 2008 was 39.6% of consolidated net sales, compared to 39.7% in 2007. The margin decline of 10 basis points was due to an increase in markdown sales (40 basis points), offset by price increases during 2008 and improvements in sales returns, discounts and allowances (30 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2008 increased $4.6 million, or 13%, to $40.5 million from $35.9 million in 2007. Selling and administrative expenses as a percent of net sales increased from 30.4% in 2007 to 31.7% in 2008. The $4.6 million growth in selling and administrative expenses included expenses related to the establishment and operation of our European subsidiary ($2.6 million), increased expenses in sales and product development activities ($1.8 million) and other expenses ($0.2 million).
Non-operating Income: Non-operating income was negligible in 2008 compared to $0.3 million during 2007. The decline was due to a decrease in interest income due to lower rates in 2008 and realized losses on foreign currency exchange rate transactions.
Income Taxes: We recognized income tax expense at an effective rate of 38.9% in 2008 compared to an effective tax rate of 35.2% in 2007. The higher effective rate for 2008 was due to the impact of a rate differential on our European pre-tax results of operations offset by adjustments to our unrecognized tax benefits for tax positions taken in prior years and certain one-time tax benefits received during 2007.
Net Income: Net income recognized during 2008 was $6.2 million, or $0.96 diluted earnings per common share, compared to $7.3 million, or $1.15 diluted earnings per common share, in 2007. The net income decline of $1.1 million is attributable to a decline in the gross margin rate, increased selling and administrative expenses of $4.6 million (of which $2.6 million is attributable to the establishment and operation of our European subsidiary) and a $0.3 million increase in non-operating expense, offset by additional gross profit of $3.8 million resulting from 8% net sales growth.
RESULTS OF OPERATIONS — FISCAL 2007 COMPARED TO FISCAL 2006
Financial Summary — 2007 versus 2006
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2007	2006	$ Change	% Change
Net Sales	$118.2	$107.8	$10.4	10%
Gross Profit	$46.9	$42.3	$4.6	11%
Gross Margin %	39.7%	39.2%		50 bps
Selling and Administrative Expenses	$35.9	$33.5	$2.5	7%
% of Net Sales	30.4%	31.0%		(60 bps)
Non-Operating Income	$0.3	$0.1	$0.2	229%
Income Before Income Taxes	$11.3	$8.9	$2.3	26%
Income Tax Provision	$4.0	$2.6	$1.4	54%
Net Income	$7.3	$6.3	$1.0	15%
Consolidated Net Sales: Consolidated net sales for 2007 increased 10%, to $118.2 million, from $107.8 million in 2006. In the work market, net sales increased 11%, to $60.9 million, from $54.7 million in 2006. Year-over-year growth in work sales reflected the continued penetration into a variety of general and specialized work boot markets. In the outdoor market, net sales increased 8%, to $57.3 million, from $53.1 million in 2006. Growth in the outdoor market sales reflected increased penetration into the rugged outdoor boot markets.
Gross Profit: Gross profit for 2007 was 39.7% of consolidated net sales, compared to 39.2% in 2006. Margin improvement of 50 basis points was due to price increases and improvements in sales returns, discounts and allowances (130 basis points), partially offset by an increase in markdown sales (80 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2007 increased $2.5 million, or 7%, to $35.9 million from $33.5 million in 2006. Selling and administrative expenses as a percentage of net sales declined from 31.0% in 2006 to 30.4% in 2007. The $2.5 million growth in selling and administrative expenses included increased sales, marketing, and product development expenses of $1.7 million. The remaining $0.8 million included costs of our Portland distribution center and offices opened during 2006 ($0.3 million) and other general and administrative costs ($0.5 million).
Non-operating Income: Non-operating income in 2007 was $0.3 million, a $0.2 million increase from 2006. The increase was the result of greater cash balances generating higher interest income than in the prior year.
Income Taxes: We recognized income tax expense at an effective rate of 35.2% in 2007 compared to a lower effective tax rate of 28.9% in 2006 resulting from research and development tax credits of approximately $0.6 million recognized in 2006.
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
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires on June 30, 2009. Amounts borrowed under the agreement are secured by all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. At our option, the credit agreement provides for interest rate options of prime rate minus 0.50% or LIBOR plus 1.50%. No amounts were outstanding under this agreement during 2008. See Note 4, “Financing Arrangements” to the accompanying consolidated financial statements for additional information.
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
Net cash provided by operating activities was $13.3 million in 2008, compared to $4.1 million for 2007. The 2008 amount consisted of net income of $6.2 million, and adjustments for non-cash items including depreciation and amortization totaling $1.9 million and $0.6 million of stock-based compensation expense, and changes in working capital components, consisting primarily of an decrease in inventories of $1.7 million (excluding inventory related to acquisition), and an increase in accounts payable of $3.0 million. The increase in accounts payable is primarily related to the timing of payments related to inventory.
Net cash provided by operating activities was $4.1 million in 2007, compared to $9.7 million for 2006. The 2007 amount consisted of net income of $7.3 million, adjustments for non-cash items including depreciation and amortization totaling $1.8 million and $0.5 million of stock-based compensation expense, and changes in working capital components, consisting primarily of an increase in accounts receivable of $2.7 million, an increase in inventories of $5.1 million, partially offset by an increase in accounts payable of $2.0 million.
Net cash used in investing activities was $6.3 million in 2008 compared to $1.5 million in 2007. We purchased property and equipment of $3.2 million and $1.5 million in 2008 and 2007, respectively. In 2008, we also paid $3.2 million to acquire the inventories and operations of our former European distributor to establish our new European subsidiary. We anticipate spending $6.1 million on capital expenditures during 2009.
Net cash used in financing activities was $8.3 million in 2008 compared to net cash provided by financing activities of $0.1 million in 2007. Proceeds from the exercise of stock options were $1.1 million in 2008, compared to $1.0 million for 2007. We paid cash dividends of $9.3 million in 2008 compared to $0.9 million in 2007.
As previously noted, on February 2, 2009, we announced a first quarter cash dividend of twelve and one-half cents ($0.125) per common share which will be paid on March 18, 2009 to shareholders of record on February 22, 2009 and will approximate $0.8 million in aggregate.
At December 31, 2008 and 2007, our pension plan had accumulated benefit obligations in excess of the respective plan assets of $5.6 million and $1.7 million, respectively. This obligation in excess of plan assets and accrued liabilities resulted in a cumulative reduction of equity, net of tax, of $3.7 million and $1.0 million as of December 31, 2008 and 2007, respectively. We expect to contribute $1.3 million to the pension plan in 2009.
We will consolidate our two La Crosse, Wisconsin distribution facilities in the second quarter of 2009 to one location in Indianapolis, Indiana for increased capacity and operating efficiencies. We anticipate spending approximately $4.0 million by the end of the second quarter of 2009 for capital assets related to building out this new Midwest consolidated distribution facility including racking, computer systems and other build-out costs. We have evaluated the capital assets in our two distribution centers in La Crosse and have determined that no impairment exists as of December 31, 2008. In the first half of 2009, we expect approximately $0.8 million in additional operating expenses related to our new Midwest distribution center.
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
A summary of our contractual cash obligations at December 31, 2008 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases (1)	$20,223	$2,227	$2,305	$2,106	$2,129	$2,151	$9,305

See Part I, Item 2 — Properties for a description of our leased facilities.

1)	In June 2008, we signed a Single Tenant Industrial Lease to move from our La Crosse, Wisconsin distribution operation to a newly constructed, 380,000 square foot building in Indianapolis, Indiana. The monthly base rent on the lease is scheduled for 124 months beginning March 1, 2009. Additionally, in December, 2008, we signed a lease agreement for 3,600 square feet of office space in Copenhagen, Denmark as our sales, marketing and customer service headquarters for our European operations.
From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2008, no such losses existed.

We also have a commercial line of credit as described below, which is more fully described under the caption “Liquidity and Capital Resources”:

(In Thousands)
Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 12/31/08	Date of Expiration

Line of credit	$30,000	$—	June 30, 2009
We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
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
Our historical experience of write-offs of uncollectible accounts has been insignificant. However, based on our assessments of payment histories and current creditworthiness of our customers, we have recorded an allowance for doubtful accounts of $0.4 million at December 31, 2008 and $0.2 million at December 31, 2007.
In addition to an allowance for doubtful accounts, we maintain allowances for anticipated cash discounts to be taken by customers and for non-defective returns. Cash discounts are provided under certain customer service programs and are estimated based on available programs and historical usage rates. Reserves for non-defective returns are estimated based on historical rates of return. These combined reserves total $0.4 million at December 31, 2008 and $0.5 million at December 31, 2007.
Allowance for Slow-Moving Inventory: Provision for potentially slow-moving or excess inventories is made based on our analysis of inventory levels, future sales forecasts and current estimated market values. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. These reserves total $0.4 million at both December 31, 2008 and 2007.
Product Warranty: We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold and historical and anticipated future rates of warranty claims. We also utilize information received from customers to assist in determining the appropriate warranty accrual levels, which were $1.3 million and $0.9 million at December 31, 2008 and 2007, respectively.

Valuation of Long-Lived and Intangible Assets:
As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill, and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill of $10.8 million and the investments we have made in property and equipment, we have analyzed our market capitalization together with assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective operating units or assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.
Please refer to the “Risk Factors” in Part I, Item 1A for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the 6.25% discount rate and the 8.0% expected long-term rate of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or material changes in our assumptions may affect our pension and other postretirement obligations, our future expense and shareholders’ equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Deferred Tax Asset Valuation Allowance: Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2008 and 2007 of $1.1 million and $1.0 million, respectively, is related to the state of Wisconsin net operating loss (“NOL”) carryforwards, realization of which is dependent upon having taxable income in Wisconsin in future periods. Given our planned relocation of our Midwest distribution center during the second quarter of 2009, the remaining balance of the deferred taxes after such valuation allowance represents the portion of Wisconsin NOL’s which management believes is more likely than not to be realized prior to the relocation.
We also have a deferred tax asset related to our European subsidiary losses incurred in 2008. Such NOL’s have an indefinite carryforward. No valuation allowance has been provided as we believe that the future realization of this asset is more likely than not.
Stock-Based Compensation: We adopted the provisions of SFAS 123(R), Share-Based Payment on January 1, 2006. SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations which replaces SFAS No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial instruments for 2008 but had no impact on our financial statements presented herein. For nonfinancial instruments, SFAS 157 will be effective in 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. SFAS 159 was effective for us in 2008 but we did not elect to apply its fair value reporting to any of our accounts.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations but will affect the disclosures within our financial statements.
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
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2008, we used an estimated discount rate of 6.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2008 with a similar charge to equity. At December 31, 2008, we used an expected rate of return on plan assets of 8.0%. The historical annualized ten-year rate of return on pension plan assets is approximately 2.0%. A one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the charge to equity by approximately $0.1 million.

Our financial market risk arises from fluctuations in foreign currencies and interest rates. We are exposed to changes in exchange rates through the sale of products denominated in non-functional foreign currencies. Our purchases of inventory are largely denominated in U.S. dollars and we anticipate that we will continue to purchase in U.S. dollars in the foreseeable future, therefore we are not exposed to foreign currency fluctuations on these purchases and our exposure through foreign-currency denominated transactions is not material. Our net investment exposure in our foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at December 31, 2008, was approximately $4.0 million. The potential loss in recorded value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.4 million at December 31, 2008. At December 31, 2008 we had no formal plans to liquidate any of our operating foreign subsidiaries within of the consolidated group, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.
Item 8. Financial Statements and Supplementary Data
The consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and the related consolidated balance sheets of the Company as of December 31, 2008 and 2007, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-23 hereof and are incorporated by reference in this Item 8.

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
We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
In making this assessment as of December 31, 2008, we have excluded the operations of LaCrosse Europe ApS, which we formed in the third quarter of 2008. LaCrosse Europe ApS’s financial statements reflect total assets and total revenues of 5% and 2%, respectively, of our consolidated amounts as of and for the year ended December 31, 2008. We have excluded LaCrosse Europe ApS from our assessment because we have not had sufficient time to make an assessment of LaCrosse Europe ApS’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding LaCrosse Europe ApS from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance
The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance is included under the captions “Proposal 1 — Election of Directors”, “Board of Directors”, “Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee”, respectively, in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
We have adopted a Code of Ethics for Senior Financial Officers, Corporate Officers and Directors that covers, among others, our principal executive officer, our principal financial officer and our principal accounting officer. This Code of Ethics for Senior Financial Officers is posted on our website at www.lacrossefootwearinc.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code of Ethics to any of our officers, then we will disclose the nature of such amendment or waiver on our website at the above address.
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
The following table provides certain equity compensation information as of December 31, 2008:

Approximate number of
securities remaining
available for future
issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights (1)	warrants and rights	column) (2)
Equity compensation plans approved by security holders	796,839	$11.12	396,000

Equity compensation plans not approved by security holders	—	—	—

Total	796,839	$11.12	396,000

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”), 2007 Long Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan, As Amended and Restated (the “Director Plan”).

(2)	Includes 315,000 shares of the Company’s Common Stock available for issuance under the 2007 Long Term Incentive Plan and 81,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

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

The financial statement schedule for the years ended December 31, 2008, 2007 and 2006 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	32
Schedule II Valuation and Qualifying Accounts	33-34
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.	See the Exhibit Index for a description of exhibits filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2009.

LACROSSE FOOTWEAR, INC.
By /s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 6, 2009

/s/ Stephen F. Loughlin Stephen F. Loughlin	Director	March 6, 2009

/s/ Luke E. Sims Luke E. Sims	Director	March 6, 2009

/s/ Charles W. Smith Charles W. Smith	Director	March 6, 2009

/s/ John D. Whitcombe John D. Whitcombe	Director	March 6, 2009

/s/ William H. Williams William H. Williams	Director	March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
Our audits of the consolidated financial statements referred to in our report dated March 6, 2009 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of LaCrosse Footwear, Inc. and Subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of LaCrosse Footwear, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule presents fairly in all material respects the information set forth therein when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 6, 2009

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2006
Accounts receivable allowances:
Allowance for discounts	$344	$2,137	$—	$2,232	$249
Allowance for nondefective product	78	2,132	—	2,109	101
Allowance for doubtful accounts	353	(63)	—	34	256

Total	$775	$4,206	$—	$4,375	$606

Allowance for slow-moving inventory	$718	$601	$—	$829	$490

Deferred tax asset valuation allowance	$1,091	$—	$—	$63	$1,028

Allowance for warranties	$762	$1,837	$—	$1,827	$772

Year ended December 31, 2007
Accounts receivable allowances:
Allowance for discounts	$249	$2,687	$—	$2,633	$303
Allowance for nondefective product	101	2,752	—	2,697	156
Allowance for doubtful accounts	256	(21)	—	24	211

Total	$606	$5,418	$—	$5,354	$670

Allowance for slow-moving inventory	$490	$978	$—	$1,094	$374

Deferred tax asset valuation allowance	$1,028	$—	$—	$—	$1,028

Allowance for warranties	$772	$2,197	$—	$2,028	$941

SCHEDULE II — continued

		(In Thousands)
		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2008
Accounts receivable allowances:
Allowance for discounts	$303	$3,129	$—	$3,207	$225
Allowance for nondefective product	156	2,605	—	2,626	135
Allowance for doubtful accounts	211	312	—	74	449

Total	$670	$6,046	$—	$5,907	$809

Allowance for slow-moving inventory	$374	$630	$—	$555	$449

Deferred tax asset valuation allowance	$1,028	$42	$—	$—	$1,070

Allowance for warranties	$941	$2,832	$—	$2,507	$1,266

The accounts receivable, inventory, and deferred tax asset allowances above were deducted from the applicable asset accounts.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005)

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006)

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	Amended and Restated LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142598))

(10.7)*	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142597))

(10.8)*	LaCrosse Footwear, Inc. 2009 Annual Incentive Compensation Plan Document (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 23, 2008)

(10.9)*	Summary of 2009 Compensation of Executive Officers (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 23, 2008))

*	A management contract or compensatory plan or arrangement.

Exhibit
Number	Exhibit Description

(10.10)*	Schedule of Fees for Non-Employee Directors (Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005)

(10.11)	Lease, dated as of March 14, 1994, between JEPCO Development Co. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.12)	Amendment, dated as of March 17, 1998, to Lease between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

(10.13)	Second Amendment, dated as of November 24, 2008 between JEPCO Development Co., LLC and LaCrosse Footwear, Inc.

(10.14)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.15)	Single Tenant Industrial Triple Net Lease between LaCrosse Footwear, Inc. and 267 Associates, L.L.C. dated June 11, 2008 (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on June 13, 2008)

(10.16)	Certified Manufacturer Agreement, dated as of March 5, 2003, between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.14) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.17)	Trademark License, dated as of February 25, 2003, between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.18)	Amendment to Contractual Agreements, dated as of November 17, 2008, between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. [Confidential treatment has been requested with respect to a portion of this Agreement]

(10.19)	Amended and Restated Credit Agreement, dated September 6, 2006, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.20)	Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.21)	First Amendment To Credit Agreement and Waiver, dated February 25, 2008, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear Inc.’s Form 8-K as filed with the Commission on February 27, 2008)

(10.22)	Second Amendment to Credit Agreement and Waiver, dated October 3, 2008, by and among LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on October 28, 2008)

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

Exhibit
Number	Exhibit Description
(99.1)	Proxy Statement for the 2009Annual Meeting of Shareholders

The Proxy Statement for the 2009 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
F - INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the Company’s Annual Report and titled Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 6, 2009

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands, except share and per share data)

ASSETS	2008	2007

CURRENT ASSETS
Cash and cash equivalents (Note 8)	$13,683	$15,385
Trade accounts and other receivables, less allowances of $809 in 2008 and $670 in 2007 (Note 8)	22,449	22,593
Inventories (Notes 2 and 10)	28,618	27,131
Prepaid expenses and other	1,402	1,068
Deferred tax assets (Note 3)	1,364	1,201

Total current assets	67,516	67,378

PROPERTY AND EQUIPMENT
Leasehold improvements	2,415	2,042
Machinery and equipment	15,490	13,800

Gross property and equipment	17,905	15,842
Less accumulated depreciation	11,768	10,879

Property and equipment, net	6,137	4,963

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	159	453

Total other assets	10,912	11,206

TOTAL ASSETS	$84,565	$83,547

See accompanying notes to consolidated financial statements.

	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,478	$7,456
Accrued compensation	3,151	3,324
Other accruals	2,528	1,982

Total current liabilities	16,157	12,762

LONG-TERM DEBT (Note 4)	—	394
DEFERRED REVENUE (Note 4)	375	131
COMPENSATION AND BENEFITS (Note 7)	5,844	1,993
DEFERRED TAX LIABILITIES (Note 3)	777	2,282

Total liabilities	23,153	17,562

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

SHAREHOLDERS’ EQUITY (Notes 6, 7, 13 and 15)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	28,247	27,473
Accumulated other comprehensive loss	(4,029)	(1,011)
Retained earnings	39,173	42,328
Less cost of 464,496 and 600,362 shares of treasury stock	(2,046)	(2,872)

Total shareholders’ equity	61,412	65,985

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,565	$83,547

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007, and 2006
(In thousands, except share and per share data)

	2008	2007	2006

Net sales (Note 9)	$127,956	$118,179	$107,798
Cost of goods sold	77,295	71,273	65,502

Gross profit	50,661	46,906	42,296
Selling and administrative expenses	40,541	35,923	33,462

Operating income	10,120	10,983	8,834
Non-operating income (expense)	(24)	289	88

Income before income taxes	10,096	11,272	8,922

Income tax provision (Note 3)	3,929	3,972	2,578

Net income	$6,167	$7,300	$6,344

Net income per common share:
Basic	$0.99	$1.20	$1.05
Diluted	$0.96	$1.15	$1.02

Weighted average number of common shares outstanding:
Basic	6,215,049	6,087,224	6,022,349
Diluted	6,416,731	6,357,235	6,213,016
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007, and 2006
(In thousands)

			Accumulated
		Additional	Other			Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Loss	Earnings	Stock	Equity	Income

Balance, December 31, 2005	$67	$25,987	$(1,306)	$29,608	$(3,879)	$50,477
Net income	—	—	—	6,344	—	6,344	$6,344
Minimum pension liability, net of tax benefit of $317	—	—	(255)	—	—	(255)	(255)
Adoption of SFAS No. 158	—	—	(123)	—	—	(123)
Stock based compensation expense	—	508	—	—	—	508
Exercise of stock options	—	(37)	—	—	430	393

Comprehensive income							6,089

Balance, December 31, 2006	67	26,458	(1,684)	35,952	(3,449)	57,344
Net income	—	—	—	7,300	—	7,300	7,300
Adoption of FIN48	—	—	—	(10)	—	(10)
Minimum pension liability net of tax expense of $430	—	—	673	—	—	673	673
Stock based compensation expense	—	549	—	—	—	549
Cash dividends paid	—	—	—	(914)	—	(914)
Exercise of stock options	—	466	—	—	577	1,043

Comprehensive income							7,973

Balance, December 31, 2007	67	27,473	(1,011)	42,328	(2,872)	65,985
Net income	—	—	—	6,167	—	6,167	6,167
Minimum pension liability net of tax benefit of $1,731	—	—	(2,709)	—	—	(2,709)	(2,709)
Stock based compensation expense	—	577	—	—	—	577
Cash dividends paid	—	—	—	(9,322)	—	(9,322)
Purchase of treasury stock	—	—	—	—	(95)	(95)
Exercise of stock options	—	197	—	—	921	1,118
Foreign currency translation adjustment	—	—	(309)	—	—	(309)	(309)

Comprehensive income							$3,149

Balance, December 31, 2008	$67	$28,247	$(4,029)	$39,173	$(2,046)	$61,412

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$6,167	$7,300	$6,344
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition in 2008:
Depreciation and amortization	1,891	1,761	1,662
Loss on disposal or impairment of property and equipment	5	97	46
Stock-based compensation expense	577	549	508
Deferred income taxes	64	586	565
Changes in current assets and liabilities:
Trade accounts and other receivables	144	(2,681)	(3,228)
Inventories	1,682	(5,093)	2,827
Accounts payable	3,022	2,029	25
Accrued expenses and other	(301)	(488)	974

Net cash provided by operating activities	13,251	4,060	9,723

Cash Flows from Investing Activities
Purchases of property and equipment	(3,176)	(1,508)	(4,089)
Proceeds from sales of property and equipment	—	2	—
Acquisition payment (Note 10)	(3,169)	—	—

Net cash used in investing activities	(6,345)	(1,506)	(4,089)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	562
Cash dividends paid	(9,322)	(914)	—
Purchase of treasury stock	(95)	—	—
Proceeds from exercise of stock options	1,118	1,043	393

Net cash provided by (used in) financing activities	(8,299)	129	955

Effect of foreign currency exchange rate changes on cash and cash equivalents	(309)	—	—

Increase (decrease) in cash and cash equivalents	(1,702)	2,683	6,589

Cash and cash equivalents:
Beginning	15,385	12,702	6,113

Ending	$13,683	$15,385	$12,702

SUPPLEMENTAL INFORMATION
Cash payments of:
Income taxes	$3,692	$2,903	$2,251

Non-cash minimum pension liability adjustment, net of tax (Note 7)	$(2,709)	$673	$(378)

Non-cash deferred income tax expense (benefit) from adjustment to pension liability (Note 7)	$(1,731)	$430	$(317)
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
     Nature of business:
LaCrosse Footwear, Inc. is a leading developer and marketer of branded, premium and innovative footwear for expert work and outdoor users. The Company’s Danner® and LaCrosse® brands are distributed domestically through a nationwide network of specialty retailers and distributors, and internationally through distributors and retailers in Asia, Europe and Canada.

The Company markets its two brands through five channels of distribution: (1) retail, (2) safety and industrial, (3) government, (4) direct, and (5) international.
•
Within the retail channel, the LACROSSE® and DANNER® brands are marketed through independent representative agencies and our in-house sales staff directly to sporting goods and outdoor retailers, general merchandise and independent shoe stores.

•	The Company’s safety and industrial channel focuses on end users who view their footwear and apparel as critical tools for the job.

•	The government channel provides performance footwear built to meet the demands and specific requirements for multiple branches of the Armed Forces.

•
Through the direct channels of distribution, the Company currently operates four Internet websites for use by consumers and retailers. The Company also has a retail outlet store at the factory in Portland, Oregon.

•
International sales are primarily derived through independent distributors and dealer networks in Japan and Canada as well as LaCrosse Europe ApS which was established to strengthen the Company’s direct sales and marketing support to customers in Europe.

Summary of significant accounting policies:

Principles of consolidation — The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., and LaCrosse Europe, Inc. (collectively the “Company”). LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were formed during the third quarter of 2008. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Significant items subject to estimates and assumptions include valuation allowances for trade accounts receivable, inventories, and deferred tax assets, as well as pension obligations, product warranties, stock-based compensation, and estimated future cash flows used together with the Company’s market capitalization in the annual impairment test of goodwill. Actual results could differ from those estimates.

Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The carrying amounts of such assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for the investments. The Company maintains its cash in money market accounts and U.S. Government money

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
market accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition - Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Outlet store revenues are recorded at the time of sale. Allowances for estimated returns and discounts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of goods sold.

Foreign currency translation and foreign currency transactions -The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive loss within shareholders’ equity.

Any gains or losses generated by foreign currency transactions are recorded in non-operating income (expense) in the consolidated statement of income in the period in which they occur.

Fair value of financial instruments - Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimated the fair value of all financial instruments included on its consolidated balance sheets as of December 31, 2008 and 2007. The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, and accrued compensation are estimated to approximate their fair value due to their short maturities.

Trade accounts receivable and allowance for doubtful accounts - Trade accounts receivable are carried at original invoice amount less estimated allowances for doubtful accounts, cash discounts and non-defective returns. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of customers based upon ongoing credit evaluations. The Company analyzes its cash discount programs and returns policies and ongoing rates of non-defective returns to assess the adequacy of allowance levels and adjusts such allowances as necessary.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets of Danner, Inc. Goodwill is not amortized, but is subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
recognized if the carrying amount of Danner, Inc.’s net assets exceeds the estimated fair value of its net assets, which is established based upon a projection of Danner, Inc.’s profitability which has been reconciled to the total market capitalization of the Company. Using these procedures, the Company determined that the fair value of Danner, Inc.’s net assets exceeded its carrying value at December 31, 2008 and 2007, and therefore goodwill was not impaired.

Recoverability and impairment of intangible assets and other long-lived assets – Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company determined that its long-lived assets at December 31, 2008 and 2007 were not impaired.

Product warranties - The Company provides a limited warranty for the replacement of defective products sold for a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, and historical and anticipated future rates of warranty claims. The Company also utilizes historical trends and information received from its customers to assist in determining the appropriate warranty accrual levels.

Accruals for product warranties are included in other accruals in the accompanying consolidated balance sheets. Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	December 31,
	2008	2007
Accrued product warranties, beginning	$941	$772
Accruals for products sold	2,832	2,197
Costs incurred	(2,507)	(2,028)

Accrued product warranties, ending	$1,266	$941

Stock-based compensation – The Company’s consolidated financial statements reflect the impact of SFAS No. 123(R), Share-Based Payment which was adopted in 2006. Stock-based compensation expense recognized under SFAS 123R was $0.6 million ($0.05 per diluted share) for 2008, $0.5 million ($0.06 per diluted share) for 2007 and $0.5 million ($0.05 per diluted share) for 2006. See Note 6, “Stock Options” for additional information.

Income taxes - The provision for income taxes is based on earnings reported in the consolidated financial statements. Deferred tax assets and liabilities are determined by applying anticipated future tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
changes in tax laws and rates on the date of enactment. See Note 3, “Income Tax Matters” for additional information.

Research and development costs - Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.

Advertising and promotion - The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with retailers. Costs for these advertising and promotional programs are charged to expense as incurred. Advertising and promotional expenses included in the consolidated statements of income for the years ended December 31, 2008, 2007, and 2006 were $2.4 million, $2.9 million, and $2.4 million, respectively.

Net income per common share – Pursuant to SFAS No. 128, Earnings per Share, and SFAS 123R, the Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.

A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2008	2007	2006
Basic weighted average common shares outstanding	6,215,049	6,087,224	6,022,349

Dilutive securities: stock options	201,682	270,011	190,667

Diluted weighted average common shares outstanding	6,416,731	6,357,235	6,213,016

Note 2. Inventories
A summary of inventories is as follows (in thousands):

	December 31,
	2008	2007
Raw materials	$3,590	$1,691
Work in process	316	183
Finished goods	25,161	25,631

Subtotal	29,067	27,505
Less: provision for obsolete and slow-moving inventories	(449)	(374)

Total	$28,618	$27,131

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters
As of December 31, 2008 and 2007, the Company recorded a valuation allowance of $1.1 million and $1.0 million, respectively, related to the state of Wisconsin net operating loss (“NOL”) carryforwards of which the realization of such carryforwards is dependent on the Company having taxable income in Wisconsin in future periods. Given the Company’s planned relocation of its Midwest distribution centers out of Wisconsin in 2009 (See Note 11, Exit Costs for Distribution Centers), the net deferred tax asset, after such valuation allowances, of $0.02 million and $0.1 million at December 31, 2008 and 2007 respectively, represents the portion of the Wisconsin NOLs which management believes is more likely than not to be realized. The total state NOLs as of December 31, 2008 are approximately $21.8 million, which will expire as follows: $2.7 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, and $.5 million in 2020.

The Company also has recorded a deferred tax asset associated with its European subsidiary losses. The total foreign NOLs as of December 31, 2008 are $1.4 million and have an indefinite carryforward. No valuation allowance has been provided as management believes realization of such carryforward is more likely than not.

Income before income taxes consist of the following (in thousands):

	Years Ending December 31,
	2008	2007	2006

United States	$11,536	$11,272	$8,922
Foreign	(1,440)	—	—

	$10,096	$11,272	$8,922

Net deferred tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Trade receivable allowances	$242	$201
Inventory allowances	641	677
Compensation and benefits	2,897	1,180
Warranty reserves and other	782	725
Net operating loss carryforwards	1,388	1,140
Valuation allowance	(1,070)	(1,028)

Total deferred tax assets	4,880	2,895

Deferred tax liabilities:
Goodwill amortization	4,131	3,754
Property and equipment	131	42
Prepaid expenses and other	31	180

Total deferred tax liabilities	4,293	3,976

Net deferred tax assets (liabilities)	$587	$(1,081)

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current assets	$1,364	$1,201
Noncurrent liabilities	(777)	(2,282)

Net deferred tax assets (liabilities)	$587	$(1,081)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2008	2007	2006
Current:
Federal	$3,542	$3,071	$1,898
State	323	315	115
Deferred
Federal	379	526	507
State	43	60	58
Foreign	(358)	—	—

Provision for income taxes	$3,929	$3,972	$2,578

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of income are as follows:

	December 31,
	2008	2007	2006
Statutory federal tax rate	34.0%	34.0%	34.0%
State rate, net of federal tax effect	3.2%	3.2%	3.1%
Valuation allowance	0.4%	0.0%	(0.7%)
Federal & state research and experimentation credits	(1.9%)	(1.7%)	(7.7%)
Foreign rate differential	1.8%	0.0%	0.0%
Other, net	1.4%	(0.3%)	0.2%

Effective income tax rate	38.9%	35.2%	28.9%

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax Matters, Continued
A reconciliation of the beginning and ending liability for unrecognized income tax benefits for 2008 and 2007 is shown below (in thousands):

	December 31,
	2008	2007
Balance, beginning of year	$215	$163
Additions for tax positions of prior years	87	9
Additions based on tax positions related to the current year	47	43

Balance, end of year	$349	$215

As of December 31, 2008, the Company’s $0.3 million of net uncertain tax benefit positions would reduce the Company’s effective income tax rate if recognized.

The Company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2008 and December 31, 2007 was $0.05 million and $0.03 million, respectively. Interest is computed on the difference between the Company’s uncertain tax benefit positions under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”) and the amount deducted or expected to be deducted in the Company’s tax returns.

The Company files a consolidated U.S. federal income tax return as well as foreign and state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2004. Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities for years prior to the December 2003 and 2004 tax years. The Company is not subject to foreign tax examinations prior to the year ended December 2008. The Company is currently undergoing a routine U.S. federal tax examination. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the examination; however, the Company cannot reasonably estimate the ultimate outcome of such examination.
Note 4. Financing Arrangements
In September 2006, the Company entered into an amended and restated line of credit agreement which is effective through June 30, 2009. It provides for an interest rate at the Company’s option of the prime rate minus 0.50%, or LIBOR plus 1.50%. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million, and from June 1 to December 31 is $30 million. Amounts borrowed under the agreement are secured by substantially all of the Company’s assets and there are no borrowing base limitations. The agreement contains certain restrictive covenants, which among other things, require the Company to meet certain tangible net worth and earnings requirements as well as limitations on dividend payments. At December 31, 2008 and 2007, the Company had no outstanding balances due under this financing agreement.

In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Financing Arrangements, Continued
at the Company’s Portland distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. In the third quarter of 2008, the loan was forgiven by the Portland Development Commission as the Company met certain facility usage requirements and employment criteria, including maintaining a minimum number of employees in the city of Portland, Oregon and paying those employees a competitive specified wage and benefits package. Given the forgiveness of this loan, the Company has reclassified the remaining unamortized long-term debt to deferred revenue and will continue to amortize the balance until 2011. Deferred revenue was $0.4 million and $0.1 million at December 31, 2008 and 2007, respectively. The loan balance was $0.4 million at December 31, 2007.
Note 5. Lease Commitments and Contingencies
Lease Commitments — The Company has real estate operating leases for office space, retail stores, and manufacturing and distribution space under non-cancelable lease agreements expiring on various dates through 2019. The total rental expense included in the consolidated statements of income for the years ended December 31, 2008, 2007, and 2006 is $2.2 million, $2.1 million, and $1.8 million, respectively. The future minimum lease payments required under non-cancelable operating leases at December 31, 2008 are: $2.2 million in 2009, $2.3 million in 2010, $2.1 million in 2011, $2.1 million in 2012, $2.2 million in 2013 and $9.3 million thereafter.

Contingencies — In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note 6. Stock Options
The Company has outstanding stock options under certain employee stock option plans. Outstanding employee stock options are subject to the provisions of the 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan, 2001 Stock Incentive Plan, 2007 Long Term Incentive Plan. The Board of Directors’ stock options are subject to the provisions of the 2001 Non-Employee Director Stock Option Plan, as Amended and Restated. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. Beginning in 2006, the employee stock option issuances vest over four years and have a maximum term of seven years. Prior to 2008, the directors’ stock options vested over a period of five years and had a maximum term of ten years. Beginning in 2008, the directors’ stock option issuances vest over four years and have a maximum term of seven years.

In adopting SFAS No. 123R as of January 1, 2006, the Company used the modified prospective transition method. Under this method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R was adopted were based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

The following table lists the assumptions used by the Company in determining the fair value of stock options and the resulting fair value for the years ended December 31, 2008, 2007, and 2006:

	December 31,
	2008	2007	2006
Expected dividend yield	2.9%	0%	0%
Expected stock price volatility	31%	42%	42%
Risk-free interest rate	3.2%	4.7%	4.8%
Expected life of options	4.4 years	3.2 years	3.75 years
Weighted average fair value of options	$3.76	$4.57	$4.06
The following table represents stock option activity for the three years ended December 31, 2008:

	Common Shares	Weighted Average	Average Remaining
	Under Options	Exercise Price	Contract Life

Options outstanding December 31, 2005	650,798	$7.01
Granted	212,700	11.01
Canceled	(60,510)	10.08
Exercised	(53,266)	4.97

Options outstanding December 31, 2006	749,722	8.04
Granted	167,650	13.52
Canceled	(54,051)	11.81
Exercised	(74,742)	8.17

Options outstanding December 31, 2007	788,579	8.94
Granted	193,175	16.72
Canceled	(43,749)	13.83
Exercised	(141,166)	5.78

Options outstanding December 31, 2008	796,839	$11.12	5.2 years

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stock Options, Continued
     Options outstanding under the option plans on December 31, 2008 by price range are as follows:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
Range of	Outstanding	Average	Remaining	Outstanding	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life
< $7.70	105,910	$3.03	3.1	105,910	$3.03	3.1
$7.70 - $10.50	118,447	7.73	5.0	88,387	7.73	5.0
> $10.50	572,482	13.32	5.6	155,149	11.42	5.3

	796,839	11.12	5.2	349,446	7.94	4.6

The Company’s nonvested stock option activity for the year ended December 31, 2008 is as follows:

Number of
Shares
Nonvested stock options at beginning of year	445,182
Vested	(147,215)
Canceled	(43,749)
Granted	193,175

Nonvested stock options at end of year	447,393

Shares available for future stock grants to employees and directors under existing plans were approximately 396,000 at December 31, 2008. The aggregate intrinsic value of options outstanding at December 31, 2008 was $2.0 million, and the aggregate intrinsic value of exercisable options was $1.6 million. The total intrinsic value of options exercised during 2008 was $1.6 million. At December 31, 2008, there was approximately $0.4 million of unrecognized compensation cost related to share-based payments to be recognized over a weighted-average period of approximately 1.1 years. The total fair value of options vesting in 2008 was approximately $0.6 million. A tax benefit of $0.3 million was recognized in 2008 from the exercise of stock options.
Note 7. Compensation and Benefit Agreements
The Company has a defined benefit pension plan covering eligible past employees and approximately 8% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age (65). The monthly benefit payable at normal retirement date under the plan is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plan, multiplied by years of benefit service (maximum of 38 years). The Company’s funding policy is to make not less than the minimum contribution required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company froze the plan during 2003 and participants do not accrue any additional years of service regardless of any increases in their compensation or completion of additional years of credited service.

The Company also sponsors an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. The Company funds this postretirement benefit obligation as the benefits are paid.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Summary of pension and other postretirement benefit plans (in thousands):

Changes in benefit obligations:
Obligations at beginning of year	$15,720	$16,778	$282	$294
Interest cost	951	934	17	17
Benefits paid	(1,089)	(1,050)	(19)	(17)
Actuarial (gains) losses	4	(942)	(1)	(12)

Obligations at end of year	$15,586	$15,720	$279	$282

Changes in plan assets:
Fair value of assets at beginning of year	$14,009	$13,020	$—	$—
Actual return on assets	(3,355)	1,064	—	—
Company contributions	456	975	19	17
Benefits paid	(1,089)	(1,050)	(19)	(17)

Fair value of assets at end of year	$10,021	$14,009	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(5,565)	$(1,711)	$(278)	$(283)
Unrecognized (gain) loss	6,004	1,550	(1)	1
Unrecognized prior service cost	94	108	—	—

Accrued benefit (cost)	$533	$(53)	$(279)	$(282)

Total compensation and benefits liabilities	$5,565	$1,711	$279	$282
The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying balance sheets:

	December 31,
	2008	2007
Pension benefits	$5,565	$1,711
Other benefits	279	282

Total compensation and benefits	$5,844	$1,993

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
Changes to Accumulated Other Comprehensive Loss pertaining to the defined benefit pension plan for the years ended December 31, 2008, 2007, and 2006 are shown below (in thousands):

					Accumulated
	Prior			Deferred	Other
	Service	Unrecognized		Tax	Comprehensive
	Cost	Losses	Total	Amount	Loss *

Balance, December 31, 2005	$138	$1,928	$2,066	$(760)	$1,306
Incurred in the current year	—	751	751	(337)	414
Recognized as component of net period (cost)	(15)	(41)	(56)	20	(36)

Balance, December 31, 2006	123	2,638	2,761	(1,077)	1,684
Incurred in the current year	—	(981)	(981)	382	(599)
Recognized as component of net period (cost)	(15)	(107)	(122)	48	(74)

Balance, December 31, 2007	108	1,550	1,658	(647)	1,011
Incurred in the current year	—	4,454	4,454	(1,736)	2,718
Recognized as component of net period (cost)	(14)	—	(14)	5	(9)

Balance, December 31, 2008	$94	$6,004	$6,098	$(2,378)	$3,720

To be recognized as component of net period (cost) in 2009	$14	$200

*	Excludes $0.3 million of foreign currency translation adjustment as of December 31, 2008.
The components of Net Period Cost for the years ended December 31 are shown below (in thousands):

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006

Cost (income) recognized during the year:
Interest cost	$951	$934	$963	$17	$17	$17
Expected return on plan assets	(1,095)	(1,024)	(940)	—	—	—
Amortization of loss	—	107	41	—	—	—
Amortization of prior service cost	14	15	15	—	—	—

Net period cost (income)	$(130)	$32	$79	$17	$17	$17

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006

Assumptions used in determining net period cost (income):
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Compensation and Benefit Agreements, Continued
The discount rate used is based on an assumed portfolio of high quality bonds with cash flows matching the timing of expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical returns, taking into account current and expected market conditions. The actual returns on pension plan assets were approximately (24%) in 2008, 8% in 2007, and 11% in 2006. The historical annualized ten-year rate of return on pension plan assets is approximately 2%.

The Company’s pension plan asset allocation at December 31, 2008 and 2007 and target allocation for 2009 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2009	2008	2007
Equity securities	50% - 60%	52%	53%
Debt securities	40% - 50%	48%	47%

Total		100%	100%

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

The Company expects to contribute $1.3 million to the pension plan in 2009. The following benefit payments are expected to be paid from the plan over the next ten years (in thousands):

Year(s)	Pension Benefits	Other Benefits
2009	$1,024	$20
2010	1,012	21
2011	997	22
2012	1,015	23
2013	1,018	23
2014-2018	5,476	120
The Company has an employee retirement savings plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer a portion of their annual compensation through pre-tax contributions.

For this plan, the Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2008, 2007, and 2006 were $0.4 million, $0.4 million, and $0.2 million, respectively. The Company’s Board of Directors may also approve discretionary annual contributions to employee’s 401(k) retirement accounts. The discretionary contributions for the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $0.2 million and $0.1 million, respectively.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash - At December 31, 2008 and 2007, the Company had $13.7 million and $15.4 million, respectively, in cash, money market accounts, and U.S. Government money market accounts at financial institutions, which included amounts in excess of the federally insured limits.

Concentration of Credit Risk — Accounts Receivable – The industry in which the Company operates continues to experience consolidation, resulting in a smaller number of primary retailers. The Company has a relatively small number of key retailers that comprise a significant portion of its total accounts receivable balance. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates customers’ creditworthiness to minimize potential credit risks associated with its accounts receivable. Any accounts receivable credit risk exposure beyond the current allowance for uncollectible accounts is not material to the consolidated financial statements.
Note 9. Enterprise-wide Disclosures
The Company operates as two brands in the marketplace, LaCrosse and Danner. For financial reporting purposes, the Company considers these two brands to constitute one operating segment.

The Company focuses on two market categories, work and outdoor. The following table presents information about the Company’s revenue attributed to these two market categories (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net sales:
Work Market	$74,902	$60,893	$54,660
Outdoor Market	53,054	57,286	53,138

Total	$127,956	$118,179	$107,798

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net sales:
United States	$120,039	$109,989	$101,041
Foreign Countries	7,917	8,190	6,757

Total	$127,956	$118,179	$107,798

Included in the Company’s consolidated balance sheets at December 31, 2008 are the net assets of the Company’s European subsidiary which total approximately $1.4 million. The net book value of long-lived assets located outside of the United States totaled $0.5 million and $0.3 million at December 31, 2008 and 2007, respectively.

Sales to the U.S. Government accounted for approximately 11%, 1%, and less than 1%, of consolidated net sales in 2008, 2007, and 2006, respectively. No other single customer provided revenue of 10% or more of consolidated net sales in any of the years presented.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Acquisition
On July 21, 2008, the Company announced the formation of LaCrosse Europe ApS, a new subsidiary based in Denmark. In establishing this company, LaCrosse Europe ApS purchased certain assets for $3.2 million in cash from the Company’s former European distributor, Gateway Footgear. The acquired assets included inventory and sales order backlog. The results of operations since the date of acquisition have been included in the consolidated financial statements. Proforma results of prior year’s to include the acquired entity are not included since management determined they are not material to the consolidated financial statements.
Note 11. Exit Costs for Distribution Centers
On June 19, 2008, the Company announced that it will be relocating from two distribution centers in La Crosse, Wisconsin to a new distribution center in Indianapolis, Indiana. The Company will operate these two distributions centers through April 30, 2009. The Company will incur exit costs related to compensation incentives and other costs of approximately $0.3 million through the exit time. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), these exit costs will be expensed ratably through April 2009. Through December 31, 2008, the Company has expensed $0.2 million.
Note 12. Quarterly Selected Financial Data (Unaudited)
The following reflects the Company’s unaudited quarterly results of operations for 2008 and 2007 (in thousands except per share data):

	2008
	Q1	Q2	Q3	Q4

Net sales	$24,732	$27,810	$40,265	$35,149
Gross profit	10,061	11,242	15,787	13,571
Operating income	1,093	2,304	4,553	2,170
Income tax provision	473	820	1,731	905
Net income	779	1,436	2,768	1,184

Basic income per common share	$0.13	$0.23	$0.44	$0.19
Diluted income per common share	$0.12	$0.22	$0.43	$0.18

	2007
	Q1	Q2	Q3	Q4

Net sales	$23,691	$24,929	$36,876	$32,683
Gross profit	9,610	9,769	14,412	13,115
Operating income	830	1,434	4,947	3,772
Income tax provision	347	551	1,684	1,390
Net income	604	976	3,311	2,409

Basic income per common share	$0.10	$0.16	$0.54	$0.39
Diluted income per common share	$0.10	$0.15	$0.52	$0.38

LACROSSE FOOTWEAR, INC. AND lSUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Cash Dividends
On February 4, 2008, the Company announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. These dividends were paid together ($1.125 per common share) on March 18, 2008 and totaled $7.0 million.

In addition, quarterly dividends of $0.8 million ($0.125 per common share) were paid on June 18, 2008, September 18, 2008, and December 18, 2008, totaling $2.3 million.
Note 14. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial instruments for 2008 but had no impact on the financial statements presented herein. For nonfinancial instruments, it will be effective for the Company in 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. SFAS 159 was effective for the Company in 2008 but the Company did not elect to apply its fair value reporting to any of its accounts.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations but will affect the disclosures within the Company’s financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Subsequent Event
On February 2, 2009, the Company announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of the Company’s common stock. This dividend will be paid on March 18, 2009 to shareholders of record as of the close of business on February 22, 2009. The total cash payment for this dividend will approximate $0.8 million.