Form 10-Q
period 2009-03-28
LACROSSE FOOTWEAR INC
filed 2009-04-24
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of April 22, 2009: 6,296,331 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,	March 29,
(in thousands, except share and per share data)	2009	2008	2008
	(unaudited)		(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$12,059	$13,683	$10,253
Trade and other accounts receivable, net	18,190	22,449	19,307
Inventories (Note 2)	28,023	28,618	26,053
Prepaid expenses	1,169	1,402	1,111
Deferred tax assets	1,466	1,364	1,394

Total current assets	60,907	67,516	58,118

Property and equipment, net	7,585	6,137	4,648
Goodwill	10,753	10,753	10,753
Other assets	310	159	443

Total assets	$79,555	$84,565	$73,962

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$8,646	$10,478	$5,478
Accrued compensation	1,588	3,151	1,147
Other accruals (Note 3)	1,689	2,528	2,026

Total current liabilities	11,923	16,157	8,651

Long-term debt	—	—	366
Deferred revenue	338	375	122
Compensation and benefits (Note 7)	5,634	5,844	1,855
Deferred tax liabilities	1,273	777	2,327

Total liabilities	19,168	23,153	13,321

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	28,549	28,247	27,675
Accumulated other comprehensive loss (Note 10)	(4,060)	(4,029)	(1,011)
Retained earnings (Notes 8 and 12)	37,694	39,173	36,123
Less cost of 421,296, 464,496 and 503,512 shares of treasury stock, respectively	(1,863)	(2,046)	(2,213)

Total shareholders’ equity	60,387	61,412	60,641

Total liabilities and shareholders’ equity	$79,555	$84,565	$73,962

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	March 28,	March 29,
(in thousands, except per share data)	2009	2008
Net sales	$25,910	$24,732
Cost of goods sold	16,079	14,671

Gross profit	9,831	10,061
Selling and administrative expenses	10,869	8,968

Operating income (loss)	(1,038)	1,093
Non-operating income (expense)	(52)	159

Income (loss) before income taxes	(1,090)	1,252
Income tax provision (benefit) (Note 4)	(398)	473

Net income (loss)	$(692)	$779

Net income (loss) per common share (Note 1):
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.12

Weighted average number of common shares outstanding:
Basic	6,274	6,165
Diluted	6,274	6,408
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 28,	March 29,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(692)	$779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	662	441
Stock-based compensation expense (Note 6)	227	210
Deferred income taxes	338	(148)
Other	37	2
Changes in operating assets and liabilities:
Trade and other accounts receivable	4,259	3,286
Inventories	595	1,078
Accounts payable	(1,832)	(1,978)
Accrued expenses and other	(2,398)	(2,314)

Net cash provided by operating activities	1,196	1,356

Cash flows from investing activities:
Purchases of property and equipment	(2,173)	(156)

Cash flows from financing activities:
Cash dividends paid (Note 8)	(787)	(6,984)
Purchase of treasury stock	—	(95)
Proceeds from exercise of stock options	258	747

Net cash used in financing activities	(529)	(6,332)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(118)	—

Net decrease in cash and cash equivalents	(1,624)	(5,132)

Cash and cash equivalents:
Beginning of period	13,683	15,385

End of period	$12,059	$10,253

Supplemental information:
Cash payments for income taxes	$62	$279
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation — LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we”, “us”, or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc. and LaCrosse Europe, Inc. LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were formed during the third quarter of 2008 to expand our direct sales and marketing support to our European customers. The results of operations since the date of acquisition have been included in the consolidated financial statements. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Net Income (Loss) per Common Share — We present our net income (loss) on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes that all stock options were exercised or converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income (loss) per common share is as follows:

	Quarter Ended
	March 28,	March 29,
(in thousands)	2009	2008
Basic weighted average shares outstanding	6,274	6,165
Dilutive stock options	—	243

Diluted weighted average shares outstanding	6,274	6,408

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	March 28,	December 31,	March 29,
(in thousands)	2009	2008	2008
Raw materials	$3,417	$3,590	$1,859
Work in process	329	316	265
Finished goods	24,765	25,161	24,804

Subtotal	28,511	29,067	26,928
Less: provision for slow-moving inventory	(488)	(449)	(875)

Total	$28,023	$28,618	$26,053

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters ended March 28, 2009 and March 29, 2008, which are included in other accruals on our condensed consolidated balance sheets, are summarized as follows:

	Quarter Ended
	March 28,	March 29,
(in thousands)	2009	2008
Balance, beginning of period	$1,266	$941
Accruals for products sold	773	817
Warranty claims	(773)	(738)

Balance, end of period	$1,266	$1,020

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended March 28, 2009 and March 29, 2008 were 36.5% and 37.8%, respectively. The decrease in the tax rate from 2008 is primarily due to the timing of realization of federal research and experimentation credits. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits was recognized in the fourth quarter of 2008.
At March 28, 2009, we had $0.3 million of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized. Upon expiration of the statute of limitations or the conclusion of examinations, an adjustment could occur with respect to our FIN 48 reserve in the next twelve months.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of March 28, 2009, December 31, 2008, and March 29, 2008 was $0.05 million, $0.05 million and $0.03 million, respectively. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2004. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2003 and 2004 tax years. We are not subject to foreign tax examinations prior to the December 2008 tax year.

NOTE 5. FINANCING ARRANGEMENTS
On March 9, 2009, we entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At March 28, 2009, December 31, 2008, and March 29, 2008, we had no outstanding balances under our financing agreements.
NOTE 6. STOCK-BASED COMPENSATION
We recognized $0.2 million of stock-based compensation expense for the quarters ended March 28, 2009 and March 29, 2008. To calculate the stock-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeiture of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	Quarters Ended
	March 28, 2009	March 29, 2008
Expected dividend yield	3.7%	2.9%
Expected stock price volatility	46%	31%
Risk-free interest rate	1.4%	3.2%
Expected life of options	4.6 years	4.5 years
Estimated forfeiture rate	16%	16%

Weighted average fair value of options granted	$3.41	$3.97
The following table represents stock option activity for the quarter ended March 28, 2009:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	796,839	$11.12
Granted	141,850	11.94
Exercised	(43,200)	3.71
Canceled	(13,988)	13.67

Outstanding options at end of period	881,501	11.57	5.4 years

Outstanding exercisable at end of period	455,144	9.76	4.8 years

At March 28, 2009, the aggregate intrinsic value of options outstanding was $0.4 million, and the aggregate intrinsic value of exercisable options was $0.4 million. The intrinsic value of options exercised during the quarter ended March 28, 2009 was $0.3 million.

NOTE 7. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and approximately 7% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2009	2008	2009	2008
Cost (income) recognized during the quarter:
Interest cost	$236	$238	$4	$4
Expected return on plan assets	(199)	(274)	—	—
Amortization of prior loss	48	—	—	—
Amortization of prior service cost	—	4	—	—

Net period cost (income)	$85	$(32)	$4	$4

The following is reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets:

	March 28,	December 31,	March 29,
(in thousands)	2009	2008	2008
Pension Plan	$5,351	$5,565	$1,570
Other Plan	283	279	285

Total compensation and benefits	$5,634	$5,844	$1,855

We contributed $0.3 million to our defined benefit pension plan during the first quarter of 2009 and anticipate contributing an additional $0.9 million during the remainder of 2009.
NOTE 8. CASH DIVIDENDS
On February 2, 2009, we announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend of $0.8 million was paid on March 18, 2009 to shareholders of record as of the close of business on February 22, 2009.
The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2009.
NOTE 9. EXIT COSTS FOR DISTRIBUTION CENTERS
On June 19, 2008, we announced the relocation of our two distribution centers in La Crosse, Wisconsin to a new distribution center in Indianapolis, Indiana. We will operate our two Wisconsin distribution centers through April 30, 2009. We will incur exit costs related to compensation incentives and other costs of approximately $0.4 million through the exit time. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), these exit costs are being expensed ratably through April 2009. Through March 28, 2009, we have expensed $0.3 million.

NOTE 10. COMPREHENSIVE INCOME OR LOSS
Comprehensive Income (Loss):
Comprehensive income (loss) represents net earnings (loss) and any revenue, expenses, gains and losses that are excluded from net earnings and recognized directly as a component of shareholders’ equity.
     The reconciliation from net income (loss) to comprehensive income (loss) is as follows:

	Quarter Ended
	March 28,	March 29,
(in thousands)	2009	2008

Net income (loss)	$(692)	$779
Other comprehensive income (loss):
Minimum pension liability, net of tax	87	—
Foreign currency translation adjustment	(118)	—

Comprehensive income (loss)	$(723)	$779

     Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and pension benefits. The components of accumulated other comprehensive loss are as follows:

	March 28,	December 31,	March 29,
(in thousands)	2009	2008	2008

Pension liability, net of tax	$(3,633)	$(3,720)	$(1,011)
Foreign currency translation adjustment	(427)	(309)	—

Accumulated other comprehensive loss	$(4,060)	$(4,029)	$(1,011)

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective for us in 2009, but have no impact on the financial statements presented herein.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial instruments for 2008 but had no impact on the financial statements presented herein. For nonfinancial instruments, it is effective for us in 2009, but also has no impact on the financial statements presented herein.
In April 2009, the FASB issued FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. We are assessing the impact, if any, and will not elect to early adopt FSP SFAS 157-4.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. SFAS 159 was effective for us in 2008 but we did not elect to apply its fair value reporting in any of our financial statement accounts.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations but will affect the disclosures within our financial statements. There will be no impact to the quarterly financial statements for 2009.
NOTE 12. SUBSEQUENT EVENT
On April 23, 2009, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on June 18, 2009 to shareholders of record as of the close of business on May 22, 2009. The total cash payment for this dividend will be approximately $0.8 million.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding future shipments of previously announced orders to the U.S. Army, anticipated capital expenditures for the balance of 2009, planned contributions to our defined benefit pension plan, future cash dividend policies and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2008 Annual Report on Form 10-K, as may be supplemented or amended in our 2009 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
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
In the first quarter of 2009, we realized our first quarterly operating loss since the second quarter of 2004. Our sales have historically been higher in the second half of the year due primarily to greater consumer demand for our outdoor product offerings during the fall and winter months. The amount of fixed operating expenses represents a larger percentage of net sales in the first two quarters of each year, resulting in lower operating profit margins during those quarters than our operating margins on an annual basis. Accordingly, any significant investments or nonrecurring costs incurred during those periods increases the likelihood of the Company reporting a quarterly operating loss.
As more fully described under “Results of Operations”, there were three significant areas of such costs in the first quarter of 2009: (i) expenses related to establishment and operation of our new Indianapolis distribution center ($0.5 million) (these establishment costs are not expected to continue beyond the second quarter of 2009); (ii) bad debt expense related primarily to the bankruptcy of two significant retail customers ($0.3 million); and, (iii) expenses related to establishment and operation of our European subsidiary ($1.0 million). We established our European subsidiary in July, 2008 with the intent to build out a long term distribution channel for Europe. During the start-up phase of this business, the impact of seasonality is magnified due to the higher initial establishment costs. However, we expect to reduce costs related to this subsidiary through the remainder of 2009.
Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter Ended
	March 28,	March 29,
($ in thousands)	2009	2008	% Change

Net Sales	$25,910	$24,732	5%
Gross Profit	9,831	10,061	(2%)
Gross Profit %	37.9%	40.7%	(280 bps)
Selling and Administrative Expenses	10,869	8,968	21%
% of Net Sales	41.9%	36.3%	560 bps
Non-Operating Income (Expense)	(52)	159	(133%)
Income (Loss) Before Income Taxes	(1,090)	1,252	(187%)
Income Tax Provision (Benefit)	(398)	473	(184%)
Net Income (Loss)	(692)	779	(189%)

Trade and other accounts receivable, net	18,190	19,307	(6%)
Inventories	28,023	26,053	8%
Quarter Ended March 28, 2009 Compared to Quarter Ended March 29, 2008:
Net Sales: Net sales for the first quarter of 2009 increased 5%, to $25.9 million, from $24.7 million in the same period of 2008. Sales to the work market were $19.0 million for the first quarter of 2009, up 6% from $17.9 million for the same period of 2008. The growth in work market sales reflects continued penetration into various avenues within the U.S. Government market, including growing demand from aftermarket military suppliers, partially offset by the bankruptcies of two major retailers and widespread softness in the retail channel. While the loss of these two retailers negatively impacted our quarterly revenue growth by $1.8 million, our strength in our portfolio of sales channels enabled our consolidated growth in net sales of 5% in the first quarter of 2009. We expect to ship $6.7 million of previously announced orders to the U.S. Army during the balance of 2009.
Sales to the outdoor market were $6.9 million for the first quarter of 2009, up slightly from $6.8 million for the same period of 2008. Despite continued softness in the overall retail environment, our first quarterly increase in outdoor sales since the third quarter of 2007 was primarily due to strength in our cold weather product offerings, offset by the continued sluggish retail environment.
In addition, the first quarter of 2009 had 61 business days, representing a 3% decrease compared to 63 business days during the first quarter of 2008.
Gross Profit: Gross profit for the first quarter of 2009 was 37.9% of net sales, compared to 40.7% in the same period of 2008. The decline in gross profit of 280 basis points (“bps”) was due to the impact of investments in our Portland factory (80 bps), increased costs as a result of re-sourcing key rubber styles due to the closure of one of our third party manufacturing facilities in 2008 (40 bps), an increase in markdown sales (30 bps), and product cost and product mix changes and other items (130 bps).
Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2009 increased $1.9 million, or 21%, to $10.9 million from $9.0 million in the same period of 2008, driven by expenses related to establishment and operation of our European subsidiary which was established in the third quarter of 2008 ($1.0 million), expenses related to establishment and operation of our new Indianapolis distribution center ($0.5 million), bad debt expense related primarily to the bankruptcy of two significant retail customers ($0.3 million) and other expenses ($0. 1 million).
Non-Operating Income (Expense): Non-operating income (expense) in the first quarter of 2009 changed from income of approximately $0.16 million to an expense of $0.05 million compared with the same period of 2008, primarily as a result of a decrease in interest income due to lower rates in 2009 and the recovery of certain foreign taxes on royalty income in 2008.
Income Tax Provision (Benefit): We recognized an income tax benefit at an effective rate of 36.5% for the first quarter of 2009 compared to income tax expense at an effective tax rate of 37.8% in the same period of 2008. The change in the effective tax rate from 2008 is primarily due to the timing of realization of federal research and experimentation credits. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits was recognized in the fourth quarter of 2008.
Net Income (Loss): Net loss for the first quarter of 2009 was $0.7 million, or $0.11 diluted loss per common share, compared to net income of $0.8 million, or $0.12 diluted earnings per common share in the same period of 2008. The net income decline of $1.5 million is attributable to the net sales, gross profit and expense changes as discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable decreased $1.1 million, or 6%, as compared to the first quarter of 2008. This decrease is primarily attributable to increased sales to the government channel which pays more timely than other channels, an increase in our allowance for doubtful accounts of $0.3 million, and the collection of receivables from certain of our third party manufacturers for replacement of defective products we purchased from them.
Inventories: Inventories increased $2.0 million, or 8%, from the first quarter of 2008. The increase in inventories was due to an increase in raw materials inventory to support domestic production related to government sales, an increase in European inventories which were acquired in the third quarter of 2008, and the overall increase in sales for the quarter, partially offset by less carryover of outdoor products from a year ago, and improved sales of markdown items.
LIQUIDITY AND CAPITAL RESOURCES
In recent years, we have funded working capital requirements and capital expenditures principally with cash generated from operations. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We did not borrow against our credit line during the first quarters of 2009 or 2008.
Net cash provided by operating activities was $1.2 million and $1.4 million in the first quarters of 2009 and 2008, respectively. Operating cash flows in the first quarter of 2009 included a net loss of $0.7 million, adjustments for non-cash items including depreciation and amortization totaling $0.7 million and $0.2 million of stock-based compensation expense, and changes in working capital components, primarily consisting of a decrease in accounts receivable of $4.3 million, and a decrease in inventory of $0.6 million, a decrease in accounts payable and accrued expenses of $4.2 million. With the seasonality of our business, a decrease in accounts receivable and inventory is normal for the first quarter of the year. The decrease in accounts payable is primarily related to the timing of payments related to inventory. The decrease from year-end in accrued expenses and other primarily relates to the payment of $1.9 million of incentive compensation, which was accrued at year-end.
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
Net cash used in investing activities was $2.2 million and $0.2 million in the first quarters of 2009 and 2008, respectively, representing purchases of property and equipment. We anticipate spending $2.8 million on capital expenditures during the balance of 2009.
Net cash used in financing activities in the first quarters of 2009 and 2008, was $0.5 million and $6.3 million, respectively. Cash dividends paid were $0.8 million in the first quarter of 2009, compared to $7.0 million in the first quarter of 2008. Proceeds from the exercise of stock options were $0.3 million in the first quarter of 2008, compared to $0.7 million in the same period of 2008.

A summary of our contractual cash obligations at March 28, 2009 is as follows:

(in thousands)	Payments due by year:
		Remaining in
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases (1)	$19,673	$1,676	$2,305	$2,106	$2,129	$2,151	$9,306

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our leased facilities.
At March 28, 2009 and March 29, 2008, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in the inclusion of accumulated other comprehensive loss in shareholders’ equity net of tax of $3.6 million and $1.0 million as of March 28, 2009 and March 29, 2008, respectively. We contributed $0.3 million to our defined benefit pension plan during the first quarter of 2009 and anticipate contributing an additional $0.9 million during the remainder of 2009.
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
The Board of Directors, while not declaring future dividends to be paid, established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2009. Accordingly, a quarterly dividend of $0.8 million was paid on March 18, 2009 to shareholders of record as of the close of business on February 22, 2009.
On April 23, 2009, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on June 18, 2009 to shareholders of record as of the close of business on May 22, 2009. The total cash payment for this dividend will be approximately $0.8 million.
In the second quarter of 2009, we will have consolidated our two La Crosse, Wisconsin distribution facilities to one location in Indianapolis, Indiana for increased capacity and operating efficiencies. We spent $1.4 million in the first quarter of 2009 and anticipate spending approximately $1.2 million in the second quarter of 2009 for capital assets related to building out this new Midwest consolidated distribution facility including racking, computer systems and other build-out costs. We have evaluated the capital assets in our two distribution centers in La Crosse and have determined that no impairment exists as of March 28, 2009.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At March 28, 2009, no such losses existed.
On March 9, 2009, we entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. (See Note 5 in our Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q). No amounts were outstanding under this line at March 28, 2009 or at March 29, 2008 under the former credit agreement with Wells Fargo Bank, N.A. We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in these critical accounting policies since December 31, 2008. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our disclosures regarding market risk since December 31, 2008. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008 for further sensitivity analysis regarding our market risk related to interest rates, pension liability and foreign currencies.
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. Risk Factors
Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
The current slow-down of consumer spending is negatively impacting our domestic retailers, which impacts their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk and which puts our retail sales channel volumes at risk.
Certain of our domestic and international retailers have announced significantly lower growth expectations, and in some cases are reducing the number of stores in operation. The contraction in consumer spending and the tightening of the credit markets has created an unfavorable business environment for our retailers, especially the retailers who use debt to finance their inventory purchases and other operating capital. During the first quarter of 2009, two of our significant retailers filed for Chapter 11 bankruptcy proceedings which have put our outstanding accounts receivable balances and our 2009 sales plans with these customers at risk. While we have provided appropriate allowances for these outstanding balances as of March 28, 2009, the risk that the current environment could result in similar outcomes for other of our domestic and foreign retailers is high and such outcomes would have a material adverse impact on our future results of operations.
For all of our distribution channels, including domestic retailers, the current decline in consumer spending due to unfavorable economic and consumer credit conditions has created an environment of increasing price discounts which will likely continue to negatively impact our future product revenues, gross margins and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income. These factors include economic conditions and factors such as employment levels, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. Under such conditions we may need to offer our domestic retailers and, in turn, consumers, increasing product discounts in order to generate sales of our products. If we are forced to offer increasing discounts on our products, our margins and our results of operations will be negatively impacted.
Sales to the U.S. Government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels, or we may not be able to fill these orders due to constraint in our production capacity.
Our ability to continue to generate sales growth in our government channel is partially dependent upon the current U.S. presidential administration’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally, given that a substantial portion of our military sales must be produced by our domestic manufacturing facility, we may be unable to fill orders which we receive on a timely basis due to constraints in the capacity of that facility. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources. Also, given that such orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders on a timely basis, our earnings growth and results of operations would be negatively impacted. In addition, we sell our products through the Army & Air Force Exchange Service (“AAFES”). If our products do not continue to meet specifications or other requirements such as domestic content, then those sales volumes may be negatively impacted.
Our newly established European subsidiary, LaCrosse Europe ApS, increases our exposure to risks associated with foreign operations and the transition of customers to our new subsidiary may not be successful.
Foreign operations through our European subsidiary increases our exposure to various risks associated with foreign currency transactions and compliance with foreign laws. Additionally, if we fail to successfully transition our European customer base from our former European distributor to our newly established subsidiary, we could lose existing customers or be required to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party, which increases our risks associated with inventory management and timely and accurate customer shipments. Any negative outcome related to these risks would harm our results of operations.

The recent market price of our common stock creates a market value of the Company which is below the net book value of the Company. Such market valuation could have a future material adverse impact on our recorded asset value of goodwill.
During the first quarter of 2009, our common stock market price ranged from a high of $12.20 per common share to a low of $7.05 and closed at $8.10 per common share as of March 28, 2009. Based on the closing share price as of the end of the first quarter of 2009, our market value was $51.0 million and our net book value was $60.4 million as of that date. While management currently does not believe that its recorded goodwill of $10.8 million is impaired, we will continue to monitor market conditions which may change our conclusions in the future.

ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(10.1)	Second Amended and Restated Credit Agreement, dated March 9, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.

(10.2)	Revolving Line of Credit Note, dated as of March 9, 2009, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: April 24, 2009	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2009	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)