Form 10-Q
period 2009-06-27
LACROSSE FOOTWEAR INC
filed 2009-07-28
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of July 24, 2009: 6,301,256 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I —FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 27,	December 31,	June 28,
	2009	2008	2008
	(unaudited)		(unaudited)

Assets:
Current Assets:
Cash and cash equivalents	$5,133	$13,683	$13,268
Trade and other accounts receivable, net	20,717	22,449	19,597
Inventories (Note 2)	34,879	28,618	26,343
Prepaid expenses	955	1,402	1,177
Deferred tax assets	1,296	1,364	1,259

Total current assets	62,980	67,516	61,644

Property and equipment, net	8,827	6,137	4,761
Goodwill	10,753	10,753	10,753
Other assets	304	159	432

Total assets	$82,864	$84,565	$77,590

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$9,294	$10,288	$7,353
Accrued compensation	2,089	3,151	2,076
Other accruals (Note 3)	1,493	2,528	1,962

Total current liabilities	12,876	15,967	11,391

Long-term debt	—	—	338
Deferred revenue	300	375	113
Deferred lease obligations	583	190	164
Compensation and benefits (Note 6)	5,383	5,844	1,702
Deferred tax liabilities	2,114	777	2,380

Total liabilities	21,256	23,153	16,088

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	28,676	28,247	27,845
Accumulated other comprehensive loss (Note 8)	(3,857)	(4,029)	(1,011)
Retained earnings (Notes 7 and 10)	38,564	39,173	36,781
Less cost of 416,371, 464,496 and 495,768 shares of treasury stock, respectively	(1,842)	(2,046)	(2,180)

Total shareholders’ equity	61,608	61,412	61,502

Total liabilities and shareholders’ equity	$82,864	$84,565	$77,590

See notes to interim unaudited condensed consolidated financial statements

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		First Half Year Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	$29,976	$27,810	$55,886	$52,542
Cost of goods sold	17,758	16,568	33,837	31,239

Gross profit	12,218	11,242	22,049	21,303
Selling and administrative expenses	10,228	8,938	21,097	17,906

Operating income	1,990	2,304	952	3,397
Non-operating income (expense)	(17)	(48)	(69)	111

Income before income taxes	1,973	2,256	883	3,508
Income tax provision (benefit) (Note 4)	315	820	(83)	1,293

Net income	$1,658	$1,436	$966	$2,215

Net income per common share (Note 1):
Basic	$0.26	$0.23	$0.15	$0.36
Diluted	$0.26	$0.22	$0.15	$0.35

Weighted average number of common shares outstanding:
Basic	6,298	6,217	6,286	6,191
Diluted	6,361	6,400	6,356	6,405
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Year Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$966	$2,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisition in 2009:
Depreciation and amortization	1,346	896
Stock-based compensation expense (Note 5)	337	332
Deferred income taxes	1,330	40
Loss on disposal of property and equipment	17	2
Changes in operating assets and liabilities, net of effects of acquisition in 2009:
Trade and other accounts receivable	1,732	2,996
Inventories	(6,108)	788
Accounts payable	(994)	18
Accrued expenses and other	(1,635)	(1,625)

Net cash provided by (used in) operating activities	(3,009)	5,662

Cash flows from investing activities:
Purchases of property and equipment	(3,962)	(749)
Proceeds from sale of property and equipment	32	—
Acquisition (Note 1)	(388)	—

Net cash used in investing activities	(4,318)	(749)

Cash flows from financing activities:
Cash dividends paid (Note 7)	(1,575)	(7,762)
Purchase of treasury stock	—	(95)
Proceeds from exercise of stock options	297	827

Net cash used in financing activities	(1,278)	(7,030)

Effect of foreign currency exchange rate changes on cash and cash equivalents	55	—

Net decrease in cash and cash equivalents	(8,550)	(2,117)
Cash and cash equivalents:
Beginning of period	13,683	15,385

End of period	$5,133	$13,268

Supplemental information:
Cash payments for income taxes	$282	$1,237
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation — LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we,” “us,” or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., LaCrosse Europe, Inc., and Environmentally Neutral Design Outdoor, Inc. (“END”). LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were formed during the third quarter of 2008 to expand our direct sales and marketing support to our European customers. END was formed in the second quarter of 2009 when we acquired substantially all the assets of the predecessor company doing business as END Footwear for $0.4 million. The assets acquired included inventory, intellectual property, and property and equipment. END’s results of operations since the date of acquisition have been included in the consolidated financial statements. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Reclassifications — Certain amounts in the prior periods’ condensed consolidated balance sheets have been reclassified to conform with the 2009 presentation.
Net Income per Common Share — We present our net income on a per share basis for both basic and diluted common shares. Basic net income per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income per common share is as follows:

	Quarter Ended		First Half Year Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008
Basic weighted average shares outstanding	6,298	6,217	6,286	6,191
Dilutive stock options	63	183	70	214

Diluted weighted average shares outstanding	6,361	6,400	6,356	6,405

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	June 27,	December 31,	June 28,
(in thousands)	2009	2008	2008
Raw materials	$3,491	$3,590	$1,907
Work in process	408	316	249
Finished goods	31,416	25,161	24,707

Subtotal	35,315	29,067	26,863
Less: provision for slow-moving inventories	(436)	(449)	(520)

Total	$34,879	$28,618	$26,343

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters and first half years ended June 27, 2009 and June 28, 2008, which are included in other accruals on our condensed consolidated balance sheets, are summarized as follows:

	Quarter Ended		First Half Year Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$1,266	$1,020	$1,266	$941
Accruals for products sold	523	574	1,296	1,330
Warranty claims	(555)	(497)	(1,328)	(1,174)

Balance, end of period	$1,234	$1,097	$1,234	$1,097

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended June 27, 2009 and June 28, 2008 were 16.0% and 36.3%, respectively. The year to date effective tax rates for the six month periods ended June 27, 2009 and June 28, 2008 were (9.4%) and 36.9%, respectively. The decrease in the tax rate from 2008 is primarily due to a reduction in our FIN 48 reserve as a result of the completion of an Internal Revenue Service examination for the tax years ended 2005 through 2007 as well as the adoption of a new transfer pricing policy for our European business operations.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of June 27, 2009, December 31, 2008, and June 28, 2008 was $0.02 million, $0.05 million and $0.04 million, respectively. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). Also depending upon the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2003 and 2004 tax years. We are not subject to foreign tax examinations prior to the December 2008 tax year.

NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.3 million of stock-based compensation expense for each of the half year periods ended June 27, 2009 and June 28, 2008. To calculate the stock-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by subjective assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeiture of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	First Half Year Ended
	June 27, 2009		June 28, 2008
Expected dividend yield		3.7%		2.9%
Expected stock price volatility		46%		31%
Risk-free interest rate		1.4%		3.2%
Expected life of options	4.6	years	4.5	years
Estimated forfeiture rate		16%		16%

Weighted average fair value of options granted		$3.35		$3.96
The following table represents stock option activity for the quarter ended June 27, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	881,501	$11.57
Granted	9,250	8.37
Exercised	(4,925)	6.87
Canceled	(19,485)	13.69

Outstanding options at end of period	866,341	11.53	5.2	years

Outstanding exercisable at end of period	449,195	9.78	4.6	years

At June 27, 2009, the aggregate intrinsic value of options outstanding was $0.7 million, and the aggregate intrinsic value of exercisable options was $0.7 million. The intrinsic value of options exercised during the quarter ended June 27, 2009 was less than $0.1 million.

NOTE 6. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and approximately 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008

Cost (income) recognized during the quarter:
Interest cost	$236	$238	$4	$4
Expected return on plan assets	(199)	(274)	—	—
Amortization of prior loss	48	—	—	—
Amortization of prior service cost	—	4	—	—

Net period cost (income)	$85	$(32)	$4	$4

	Pension Plan		Other Plan
	First Half Year Ended		First Half Year Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008

Cost (income) recognized during the first half year:
Interest cost	$472	$476	$8	$8
Expected return on plan assets	(398)	(548)	—	—
Amortization of prior loss	96	—	—	—
Amortization of prior service cost	—	8	—	—

Net period cost (income)	$170	$(64)	$8	$8

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets:

	June 27,	December 31,	June 28,
(in thousands)	2009	2008	2008
Pension Plan	$5,096	$5,565	$1,413
Other Plan	287	279	289

Total compensation and benefits	$5,383	$5,844	$1,702

We contributed $0.6 million to our defined benefit pension plan during the first half of 2009 and anticipate contributing an additional $0.6 million during the remainder of 2009.
NOTE 7. CASH DIVIDENDS
The Board of Directors, while not declaring future dividends to be paid, has previously established a quarterly dividend policy reflecting its intent to declare and pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2009.
On April 23, 2009, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend of $0.8 million was paid on June 18, 2009 to shareholders of record as of the close of business on May 22, 2009. Year to date dividends paid totaled $1.6 million as of the completion of the second quarter of 2009 and $7.8 million as of the completion of the second quarter 2008. In the first quarter of 2008, a special dividend of $1.00 per common share was paid which totaled $6.3 million.

NOTE 8. COMPREHENSIVE INCOME
Comprehensive Income:
Comprehensive income represents net income plus any revenue, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ equity.
The reconciliation from net income to comprehensive income is as follows:

	Quarter Ended		First Half Year Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008

Net income	$1,658	$1,436	$966	$2,215
Other comprehensive income:
Minimum pension liability, net of tax	30	—	117	—
Foreign currency translation adjustment	173	—	55	—

Comprehensive income	$1,861	$1,436	$1,138	$2,215

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and pension benefits. The components of accumulated other comprehensive loss are as follows:

	June 27,	December 31,	June 28,
(in thousands)	2009	2008	2008

Minimum pension liability, net of tax	$(3,603)	$(3,720)	$(1,011)
Foreign currency translation adjustment	(254)	(309)	—

Accumulated other comprehensive loss	$(3,857)	$(4,029)	$(1,011)

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R and SFAS 160 are effective for us in 2009, and did not have a material impact on the financial statements presented herein.
In April 2009, the FASB issued FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of this FSP had no impact on the financial statements presented herein.
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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We have adopted SFAS 165 and there was no impact on our financial condition, results of operations or cash flows.
NOTE 10. SUBSEQUENT EVENT
On July 27, 2009, we announced a third quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on September 18, 2009 to shareholders of record as of the close of business on August 22, 2009. The total cash payment for this dividend will be approximately $0.8 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding anticipated capital expenditures for the balance of 2009, planned contributions to our defined benefit pension plan, future cash dividend policies and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2008 Annual Report on Form 10-K, as may be supplemented or amended in our 2009 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service. Our trusted Danner® and LaCrosse® brands are sold through our five channels of distribution: 1) retail 2) specialty work 3) government 4) direct and 5) international. In the second quarter of 2009, we acquired substantially all of the assets of Environmentally Neutral Design Outdoor, Inc. (“END”), adding a third brand to our portfolio.
We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work consumers include people in law enforcement, transportation, mining, oil and gas exploration and extraction, construction, military services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities. Outdoor consumers for our END brand include people who participate in running, hiking and other active lifestyle sports.
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
Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. Our recent government channel performance has helped to offset the global, broad-based economic slowdown which continues to negatively impact the retail market sector.
In the first half of 2009, we generated an operating profit of $1.0 million while making significant investments in our business for the future. During the first half of 2009, we moved and consolidated our two distribution centers in La Crosse, Wisconsin into a state of the art facility in Indianapolis, Indiana. We continued to invest in our European subsidiary in order to strengthen and expand our international sales channel. In addition, our acquisition of END provided the opportunity to further diversify and strengthen our portfolio of product offerings.

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

	Quarter Ended			First Half Year Ended
	June 27,	June 28,		June 27,	June 28,
($ in thousands)	2009	2008	% Change	2009	2008	% Change

Net Sales	$29,976	$27,810	8%	$55,886	$52,542	6%
Gross Profit	12,218	11,242	9%	22,049	21,303	4%
Gross Profit %	40.8%	40.4%	40 bps	39.5%	40.5%	(100 bps)
Selling and Administrative Expenses	10,228	8,938	14%	21,097	17,906	18%
% of Net Sales	34.1%	32.1%	200 bps	37.8%	34.1%	370 bps
Non-Operating Income (Expense)	(17)	(48)	(65%)	(69)	111	(162%)
Income Before Income Taxes	1,973	2,256	(13%)	883	3,508	(75%)
Income Tax Provision (Benefit)	315	820	(62%)	(83)	1,293	(106%)
Net Income	1,658	1,436	15%	966	2,215	(56%)

Trade and other accounts receivable, net	20,717	19,597	6%
Inventories	34,879	26,343	32%
Quarter Ended June 27, 2009 Compared to Quarter Ended June 28, 2008:
Net Sales: Net sales for the second quarter of 2009 increased 8%, to $30.0 million, from $27.8 million in the same period of 2008. Sales to the work market were $21.8 million for the second quarter of 2009, up 26% from $17.4 million for the same period of 2008. The growth in work market sales reflects continued penetration into various avenues within our government sales channel, including growing demand from aftermarket military suppliers. This growth was partially offset by the loss of two major retailers to bankruptcy in the first quarter of 2009, a slowdown in certain of our targeted niche work markets and continued widespread softness in the retail channel.
Sales to the outdoor market were $8.1 million for the second quarter of 2009, down from $10.5 million for the same period of 2008. Continued softness in the overall outdoor market due to economic conditions, along with the discontinuation of certain product lines within our outdoor business contributed to the decline in outdoor market sales.
Gross Profit: Gross profit for the second quarter of 2009 was 40.8% of net sales, compared to 40.4% in the same period of 2008. The increase in gross profit of 40 basis points (“bps”) was due to lower markdown sales during the quarter (70 bps) and production efficiencies in our Portland factory (50 bps), partially offset by product costs and other items (80 bps).
Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2009 increased $1.3 million, or 14%, to $10.2 million from $8.9 million in the same period of 2008. The year-over-year increase was primarily driven by certain one-time costs associated with the transition to our new Midwest distribution center ($0.5 million). The balance of the increase was primarily due to our strategic initiatives related to our European operations ($0.7 million) and the formation and operation of END ($0.2 million) and decreases in certain other expenses ($0.1 million).
Income Tax Provision (Benefit): We recognized an income tax expense at an effective rate of 16.0% for the second quarter of 2009 compared to income tax expense at an effective tax rate of 36.3% in the same period of 2008. The decrease in the tax rate from 2008 is primarily due to a reduction in our FIN 48 reserve as a result of the completion of an Internal Revenue Service examination for the tax years ended 2005 through 2007 as well as the completion of a 2008 transfer pricing analysis and policy for our European business operations which was fully recognized during the second quarter. Such transfer pricing policy has been implemented for 2009 results as well.
Net Income: Net income for the second quarter of 2009 was $1.7 million, or $0.26 diluted income per common share, compared to net income of $1.4 million, or $0.22 diluted earnings per common share in the same period of 2008. The net income increase of $0.3 million is attributable to the net sales, gross profit, expense and tax rate changes as discussed above.

Trade and Other Accounts Receivable, Net: Trade and other accounts receivable increased $1.1 million, or 6%, as compared to the second quarter of 2008. The increase was comprised of $0.3 million in trade accounts receivable despite an 8% growth in revenue during the second quarter due to improved collections and increased sales to the government channel which pays more timely than other sales channels, as well as an $0.8 million increase in other receivables, including a receivable for federal income taxes based upon the timing of quarterly estimated payments in relation to quarterly provisions for income taxes.
Inventories: Our year-over-year increase in inventories of $8.5 million included $2.5 million to support our European subsidiary, $1.7 million to support the increased domestic production for our military business, $3.6 million to support the strategic decision to accelerate the delivery of certain core products in preparation for anticipated sales in the second half of the year and for certain other factors of $0.7 million.
First Half of 2009 Compared to the First Half of 2008:
Net Sales: Net sales for the first half of 2009 increased 6%, to $55.9 million, from $52.5 million in the same period of 2008. Sales to the work market were $40.9 million for the first half of 2009, up 16% from $35.2 million for the same period of 2008. The growth in work market sales reflects continued penetration in our government channel, including growing demand from aftermarket military suppliers. This growth was partially offset by the loss of two major retailers to bankruptcy in the first quarter of 2009, a slowdown in certain of our targeted niche work markets and continued widespread softness in the retail channel.
Sales to the outdoor market were $15.0 million for the first half of 2009, down from $17.3 million for the same period of 2008. Continued softness in the overall outdoor market, along with the discontinuation of certain product lines within our outdoor business contributed to the decline in outdoor market sales.
Gross Profit: Gross profit for the first half of 2009 was 39.5% of net sales, compared to 40.5% in the same period of 2008. The decrease in gross profit of 100 basis points (“bps”) was due to the net impact of investments in our Portland factory during the first quarter (10 bps) and increased costs during the first quarter as a result of re-sourcing key rubber styles due to the closure of one of our third party manufacturing facilities in 2008 as well as other product cost changes and other items (90 bps).
Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2009 increased $3.2 million, or 18%, to $21.1 million from $17.9 million in the same period of 2008. Increased expenses were attributable to our European subsidiary ($1.6 million) which was started in July, 2008, expenses related to the establishment and operation of our new Indianapolis distribution center ($1.0 million), and bad debt expense related primarily to the bankruptcy of two significant retail customers during the first quarter ($0.3 million). The establishment and operation of END footwear ($0.2 million) and increases in other expenses ($0.1 million) were the remainder of the increase in selling and administrative expenses.
Non-Operating Income (Expense): Non-operating income (expense) in the first half of 2009 changed from income of $0.1 million to an expense of $0.07 million compared with the same period of 2008, primarily as a result of a decrease in interest income due to lower rates in 2009.
Income Tax Provision (Benefit): We recognized an income tax benefit at an effective rate of (9.4%) for the first half of 2009 compared to income tax expense at an effective tax rate of 36.9% in the same period of 2008. The decrease in the tax rate from 2008 is primarily due to a reduction in our FIN 48 reserve as a result of the completion of an Internal Revenue Service examination for the tax years ended 2005 through 2007 as well as the completion of a 2008 transfer pricing analysis for our European business operations. For the full year 2009, we anticipate our effective tax rate will be less than our effective tax rate for the full year 2008.
Net Income: Net income for the first half of 2009 was $1.0 million, or $0.15 diluted income per common share, compared to net income of $2.2 million, or $0.35 diluted earnings per common share in the same period of 2008. The net income decline of $1.2 million resulted from several factors, including the significant investments made in strengthening our foundation for long-term growth, including our new Midwest distribution center and our European operations.

LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the second quarter of 2009 with cash and cash equivalents of $5.1 million as compared to $13.3 million in the same period in 2008. We had no outstanding borrowings on our line of credit in either period. In recent years, we have funded working capital requirements, capital expenditures, and acquisitions principally with cash generated from operations. In addition, we require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We have not had outstanding borrowings against our credit line at a period end since the third quarter of 2005. We believe that our existing credit facility and anticipated future cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash used in operating activities was $3.0 million for the first half of 2009 compared with cash provided by operating activities of $5.7 million during the same period of 2008. As noted under Results of Operations, the decline in operating cash flows is primarily related to an increase in our inventories, partially offset by a decrease in accounts receivable, as well as higher deferred income taxes due primarily to accelerated depreciation methods on capital acquisitions during the first half of 2009.
Investing Activities: Cash used in investing activities was $4.3 million for the first half of 2009 compared with $0.8 million during the same period of 2008. The increase in cash used in investing activities was primarily attributable to the purchase price and expenses for our acquisition of the assets of END of $0.4 million and the capital expenditures of $4.0 million which included $2.6 million related to racking, computer systems and other build-out costs in our new Indianapolis distribution center in the first half of 2009.
Financing Activities: Cash used in financing activities was $1.3 million for the first half of 2009 compared with $7.0 million during the same period of 2008. A one-time, special dividend of $1.00 per share totaling $6.3 million was paid in March 2008. A total of $7.8 million was paid in dividends during the first half of 2008. The lower dividend payments in the first half of 2009 were partially offset by lower proceeds from the exercise of stock options on lower option activity during 2009 given the current market price of our stock.
A summary of our contractual cash obligations at June 27, 2009 is as follows:

(in thousands)	Payments due by year:
		Remaining in
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases (1)	$19,293	$1,267	$2,334	$2,106	$2,129	$2,151	$9,306

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our leased facilities.
At June 27, 2009 and June 28, 2008, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.6 million and $1.0 million as of June 27, 2009 and June 28, 2008, respectively. We contributed $0.6 million to our defined benefit pension plan during the first half year of 2009 and anticipate contributing an additional $0.6 million during the remainder of 2009.
The Board of Directors, while not declaring future dividends to be paid, has established a quarterly dividend policy reflecting its intent to declare and to continue to pay a quarterly dividend of $0.125 per share of common stock (approximately $0.8 million per quarter) for the balance of 2009.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At June 27, 2009, no such losses existed.
On March 9, 2009, we entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. No amounts were outstanding under this line at June 27, 2009 or at June 28, 2008 under the former credit agreement with Wells Fargo Bank, N.A. We believe that our existing credit facility and anticipated future cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

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
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Sales to the U.S. Government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels, or we may not be able to fill these orders due to constraints in our domestic production capacity.
Our ability to continue to generate sales growth in our government channel is partially dependent upon the current U.S. presidential administration’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally, given that a substantial portion of our military sales must be produced by our domestic manufacturing facility, we may be unable to fill orders which we receive on a timely basis due to constraints in the capacity of that facility. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources. Also, given that such orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders on a timely basis, our earnings growth and results of operations would be negatively impacted. In addition, we sell our products through the Army & Air Force Exchange Service (“AAFES”) and other aftermarket channels. If our products do not continue to meet specifications or other requirements such as domestic content and favorable pricing, then those future sales volumes may be negatively impacted.
For all of our distribution channels, including domestic and international retailers, the current decline in consumer spending due to unfavorable economic and consumer credit conditions has created an environment of increasing price discounts which will likely continue to negatively impact our future product revenues, gross margins and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors. These factors include economic conditions and factors such as employment levels, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. Under such conditions we may need to offer our domestic and international retailers and, in turn, consumers, increasing product discounts in order to generate sales of our products. If we are forced to offer increasing discounts on our products, our margins and our results of operations will be negatively impacted.
The current slow-down of consumer spending is negatively impacting our domestic and international retailers, which impacts their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk and which puts our retail sales channel volumes at risk.
Certain of our domestic and international retailers have announced significantly lower growth expectations, and in some cases are reducing the number of stores in operation. The contraction in consumer spending and the tightening of the credit markets has created an unfavorable business environment for our retailers, especially the retailers who use debt to finance their inventory purchases and other operating capital. During the first quarter of 2009, two of our significant retailers filed for Chapter 11 bankruptcy proceedings. The risk that the current environment could result in similar outcomes for additional domestic and foreign retailers is high and such outcomes could have a material adverse impact on our future results of operations.
Our European subsidiary, LaCrosse Europe ApS, increases our exposure to risks associated with foreign operations and we may not realize adequate returns on our investments in our European subsidiary.
Foreign operations through our European subsidiary increase our exposure to various risks associated with foreign currency transactions and compliance with foreign laws. Additionally, the current economic environment in Europe could require us to grant additional customer incentives which are less favorable than the incentives we provided to our prior distribution partner. Also, our distribution center for Europe is owned and managed by an independent third party, which increases our risks associated with inventory management and timely and accurate customer shipments. Any negative outcome related to these risks would negatively impact our future results of operations.
Our acquisition of Environmentally Neutral Design Outdoor, Inc. (“END”), while creating new market opportunities for the Company, also requires us to successfully produce new products and to develop new sales channels which we have not managed historically.
Our ability to be successful in this new market may require incremental resources with new areas of expertise. Given our limited history with this brand, our ability to accurately forecast future demand and consumer preference is limited, which may result in future inventory levels which are not in line with consumer demand. The penetration of these new markets and the associated costs required to generate anticipated revenue levels may be higher than originally anticipated, creating a longer-term negative impact on our cost structure and resulting future operating profits.
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on April 27, 2009. At such meeting, Luke E. Sims, John D. Whitcombe and William H. Williams were elected as directors of the Company for terms to expire at the 2012 annual meeting of shareholders or until their successors are duly elected and qualified pursuant to the following votes: Luke E. Sims — 5,481,411 shares voted for and 451,543 votes withheld; John D. Whitcombe 5,524,541 shares voted for and 408,413 votes withheld; and William H. Williams — 5,496,747 shares voted for and 436,207 votes withheld. There were no broker non-votes. The other directors of the Company whose terms of office continued after the 2009 annual meeting of shareholders are as follows: (i) terms expiring at the 2010 annual meeting are Joseph P. Schneider and Charles W. Smith; and (ii) terms expiring at the 2011 meeting are Richard A. Rosenthal and Stephen F. Loughlin.

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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: July 28, 2009	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2009	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)