Form 10-Q
period 2009-09-26
LACROSSE FOOTWEAR INC
filed 2009-10-27
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Common Stock, $.01 par value, outstanding as of October 23, 2009: 6,329,636 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I —FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 31,	September 27,
(in thousands, except share and per share data)	2009	2008	2008
	(unaudited)		(unaudited)

Assets:
Current Assets:
Cash and cash equivalents	$3,495	$13,683	$4,316
Trade and other accounts receivable, net	27,931	22,449	31,960
Inventories (Note 2)	34,549	28,618	30,769
Prepaid expenses	1,017	1,402	994
Deferred tax assets	1,302	1,364	1,234

Total current assets	68,294	67,516	69,273

Property and equipment, net	8,685	6,137	5,018
Goodwill	10,753	10,753	10,753
Other assets	298	159	420

Total assets	$88,030	$84,565	$85,464

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$11,688	$10,288	$11,020
Accrued compensation	2,546	3,151	2,947
Other accruals (Note 3)	1,893	2,528	3,472

Total current liabilities	16,127	15,967	17,439

Deferred revenue	263	375	413
Deferred lease obligations	599	190	178
Compensation and benefits (Note 6)	5,424	5,844	1,564
Deferred tax liabilities	2,174	777	2,330

Total liabilities	24,587	23,153	21,924

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	28,857	28,247	28,031
Accumulated other comprehensive loss (Note 8)	(3,703)	(4,029)	(1,195)
Retained earnings (Notes 7 and 10)	39,997	39,173	38,770
Less cost of 400,591, 464,496 and 484,741 shares of treasury stock, respectively	(1,775)	(2,046)	(2,133)

Total shareholders’ equity	63,443	61,412	63,540

Total liabilities and shareholders’ equity	$88,030	$84,565	$85,464

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands, except per share data)	2009	2008	2009	2008
Net sales	$40,761	$40,265	$96,647	$92,807
Cost of goods sold	25,040	24,478	58,877	55,717

Gross profit	15,721	15,787	37,770	37,090
Selling and administrative expenses	11,815	11,234	32,912	29,140

Operating income	3,906	4,553	4,858	7,950
Non-operating income (expense)	(235)	(54)	(304)	57

Income before income taxes	3,671	4,499	4,554	8,007
Income tax provision (Note 4)	1,450	1,731	1,367	3,024

Net income	$2,221	$2,768	$3,187	$4,983

Net income per common share (Note 1):
Basic	$0.35	$0.44	$0.51	$0.80
Diluted	$0.35	$0.43	$0.50	$0.78

Weighted average number of common shares outstanding:
Basic	6,307	6,229	6,293	6,204
Diluted	6,403	6,436	6,364	6,416
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended
	September 26,	September 27,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$3,187	$4,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation and amortization	2,041	1,368
Stock-based compensation expense (Note 5)	448	454
Deferred income taxes	1,366	15
Loss on disposal of property and equipment	194	2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(5,482)	(9,367)
Inventories	(5,778)	(469)
Accounts payable	1,400	3,564
Accrued expenses and other	(735)	936

Net cash provided by (used in) operating activities	(3,359)	1,486

Cash flows from investing activities:
Purchases of property and equipment	(4,723)	(1,504)
Proceeds from sale of property and equipment	33	—
Acquisitions	(388)	(3,169)

Net cash used in investing activities	(5,078)	(4,673)

Cash flows from financing activities:
Cash dividends paid (Note 7)	(2,362)	(8,541)
Purchase of treasury stock	—	(95)
Proceeds from exercise of stock options	432	938

Net cash used in financing activities	(1,930)	(7,698)

Effect of foreign currency exchange rate changes on cash and cash equivalents	179	(184)

Net decrease in cash and cash equivalents	(10,188)	(11,069)

Cash and cash equivalents:
Beginning of period	13,683	15,385

End of period	$3,495	$4,316

Supplemental information:
Cash payments for income taxes	$322	$2,004
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
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., LaCrosse Europe, Inc., and Environmentally Neutral Design Outdoor, Inc. (“END”). LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were formed during the third quarter of 2008 to expand our direct sales and marketing support to our European customers. In August, 2009 we announced our plans to discontinue END as a standalone footwear brand and to integrate its platform of lightweight footwear designs into the Danner brand. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Net Income per Common Share — We present our net income on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income per common share is as follows:

	Quarter Ended		Three Quarters Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Basic weighted average shares outstanding	6,307	6,229	6,293	6,204
Dilutive stock options	96	207	71	212

Diluted weighted average shares outstanding	6,403	6,436	6,364	6,416

NOTE 2. INVENTORIES
A summary of inventories is presented below:

	September 26,	December 31,	September 27,
(in thousands)	2009	2008	2008
Raw materials	$4,530	$3,590	$2,796
Work in process	351	316	313
Finished goods	30,297	25,161	28,166

Subtotal	35,178	29,067	31,275
Less: provision for slow-moving inventories	(629)	(449)	(506)

Total	$34,549	$28,618	$30,769

NOTE 3. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the consumer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include sales volume, and historical and anticipated future rates of warranty claims. Changes in the accrued product warranty costs during the quarters and three quarters ended September 26, 2009 and September 27, 2008, which are included in other accruals on our condensed consolidated balance sheets, are summarized as follows:

	Quarter Ended		Three Quarters Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$1,234	$1,097	$1,266	$941
Accruals for products sold	512	645	1,808	2,106
Warranty claims	(450)	(452)	(1,778)	(1,757)

Balance, end of period	$1,296	$1,290	$1,296	$1,290

NOTE 4. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended September 26, 2009 and September 27, 2008 were 39.5% and 38.5%, respectively. The year to date effective tax rates for the periods ended September 26, 2009 and September 27, 2008 were 30.0% and 37.8%, respectively. The increase in our third quarter effective tax rate in 2009 is due to an increase in our state statutory tax rate as well as the impact of discrete items arising from the completion of our 2008 tax return in the quarter relative to our year-to-date income before income taxes. The decrease in the year to date tax rate from 2008 is primarily due to a reduction in our reserve for uncertain tax positions as a result of the completion of an Internal Revenue Service examination for the tax years 2005 through 2007 during the second quarter of 2009 as well as the adoption of a new transfer pricing policy for our European business operations.
Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of September 26, 2009, December 31, 2008, and September 27, 2008 was $0.02 million, $0.05 million and $0.03 million, respectively. Interest is computed on the difference between our reserve for uncertain tax positions and the amount deducted or expected to be deducted in our tax returns.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). As noted above, we have completed an Internal Revenue Service examination through the 2007 tax year. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2003 and 2004 tax years. We are not subject to foreign tax examinations prior to the December 2008 tax year.

NOTE 5. STOCK-BASED COMPENSATION
We recognized $0.4 million and $0.5 million of stock-based compensation expense for the three quarters ended September 26, 2009 and September 27, 2008, respectively. We use the Black-Scholes option-pricing model to calculate the stock-based compensation expense. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by subjective assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The risk-free interest rate assumption is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected dividend yield, volatility, life of options, and forfeiture of options assumptions are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted:

	September 26, 2009	September 27, 2008
Expected dividend yield	3.7%	2.9%
Expected stock price volatility	46%	31%
Risk-free interest rate	1.4%	3.2%
Expected life of options	4.6 years	4.5 years
Estimated forfeiture rate	16%	16%

Weighted average fair value of options granted	$3.25	$3.92
The following table represents stock option activity for the quarter ended September 26, 2009:

			Weighted Average
		Weighted Average	Remaining Contract
	Number of Shares	Exercise Price	Life
Outstanding options at beginning of period	866,341	$11.53
Granted	30,250	9.68
Exercised	(15,780)	8.27
Canceled	(40,413)	12.70

Outstanding options at end of period	840,398	11.46	4.9 years

Outstanding exercisable at end of period	430,466	9.82	4.3 years

At September 26, 2009, the aggregate intrinsic value of options outstanding was $1.5 million, and the aggregate intrinsic value of exercisable options was $1.3 million. The intrinsic value of options exercised during the quarter ended September 26, 2009 was less than $0.1 million.

NOTE 6. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and approximately 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below.

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Cost (income) recognized during the quarter:
Interest cost	$236	$238	$4	$4
Expected return on plan assets	(199)	(274)	—	—
Amortization of prior loss	48	—	—	—
Amortization of prior service cost	—	4	—	—

Net period cost (income)	$85	$(32)	$4	$4

	Pension Plan		Other Plan
	Three Quarters Ended		Three Quarters Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Cost (income) recognized during the first three quarters:
Interest cost	$708	$714	$12	$12
Expected return on plan assets	(597)	(822)	—	—
Amortization of prior loss	144	—	—	—
Amortization of prior service cost	—	12	—	—

Net period cost (income)	$255	$(96)	$12	$12

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets:

	September 26,	December 31,	September 27,
(in thousands)	2009	2008	2008
Pension Plan	$5,132	$5,565	$1,271
Other Plan	292	279	293

Total compensation and benefits	$5,424	$5,844	$1,564

We contributed $0.6 million to our defined benefit pension plan during the first three quarters of 2009 and anticipate making no further contributions during the remainder of 2009.
NOTE 7. CASH DIVIDENDS
On July 27, 2009, we announced a third quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend of $0.8 million was paid on September 18, 2009 to shareholders of record as of the close of business on August 22, 2009. Year to date dividends paid totaled $2.4 million through the third quarter of 2009 and $8.5 million for the same period in 2008. In the first quarter of 2008, a special dividend of $1.00 per common share was paid which totaled $6.3 million.

NOTE 8. COMPREHENSIVE INCOME
Comprehensive Income:
Comprehensive income represents net income plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.
The reconciliation from net income to comprehensive income is as follows:

	Quarter Ended		Three Quarters Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Net income	$2,221	$2,768	$3,187	$4,983
Other comprehensive income (loss):
Minimum pension liability, net of tax	30	—	147	—
Foreign currency translation adjustment	125	(184)	179	(184)

Comprehensive income	$2,376	$2,584	$3,513	$4,799

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and minimum liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows:

	September 26,	December 31,	September 27,
(in thousands)	2009	2008	2008
Minimum pension liability, net of tax	$(3,573)	$(3,720)	$(1,011)
Foreign currency translation adjustment	(130)	(309)	(184)

Accumulated other comprehensive loss	$(3,703)	$(4,029)	$(1,195)

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the FASB issued SFAS No. 168 (now referred to as FASB ASC 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. FASB ASC 105 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. The adoption of this standard changes the manner in which U.S. GAAP guidance is referenced in our financial statements. FASB ASC 105 is effective for us in the third quarter of 2009, and we have complied with such provisions in the financial statements presented herein.
NOTE 10. SUBSEQUENT EVENT
We have evaluated subsequent events through October 27, 2009, the date our financial statements were issued and filed with the SEC.
On October 26, 2009, we announced a fourth quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on December 18, 2009 to shareholders of record as of the close of business on November 22, 2009. The total cash payment for this dividend will be approximately $0.8 million.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding competitive advantages of our product offerings and operational excellence, future cash dividend policies and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2008 Annual Report on Form 10-K, as may be supplemented or amended in our 2009 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
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
Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. Our recent sales volumes to the U.S. military has offset the global, broad-based economic slowdown which continues to negatively impact the retail and specialty work market sectors.
While we expect that the current challenging economic landscape will continue to impact us in the near term, we believe that the strength of our product offerings combined with our operational excellence focused on customer service and our strong balance sheet provides us with competitive advantages in our markets over the long term.

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

	Quarter Ended			Three Quarters Ended
	September 26,	September 27,		September 26,	September 27,
($ in thousands)	2009	2008	% Change	2009	2008	% Change

Net Sales	$40,761	$40,265	1%	$96,647	$92,807	4%
Gross Profit	15,721	15,787	(0%)	37,770	37,090	2%
Gross Profit %	38.6%	39.2%	(60 bps)	39.1%	40.0%	(90 bps)
Selling and Administrative Expenses	11,815	11,234	5%	32,912	29,140	13%
% of Net Sales	29.0%	27.9%	110 bps	34.1%	31.4%	270 bps
Non-Operating Income (Expense)	(235)	(54)	335%	(304)	57	(633%)
Income Before Income Taxes	3,671	4,499	(18%)	4,554	8,007	(43%)
Income Tax Provision	1,450	1,731	(16%)	1,367	3,024	(55%)
Net Income	2,221	2,768	(20%)	3,187	4,983	(36%)

Trade and other accounts receivable, net	27,931	31,960	(13%)
Inventories	34,549	30,769	12%
Quarter Ended September 26, 2009 Compared to Quarter Ended September 27, 2008:
Net Sales: Net sales for the third quarter of 2009 increased 1%, to $40.8 million, from $40.3 million in the same period of 2008. Sales to the work market were $22.1 million for the third quarter of 2009, up 14% from $19.5 million for the same period of 2008. The growth in work market sales reflects continued penetration into various areas of the U.S. military. Sales to the outdoor market were $18.7 million for the third quarter of 2009, down from $20.8 million for the same period of 2008, reflecting continued softness in the overall global retail environment.
Gross Profit: Gross profit for the third quarter of 2009 was 38.6% of net sales, compared to 39.2% in the same period of 2008. The decrease in gross profit of 60 basis points (“bps”) was due primarily to the impact a greater portion of the quarterly revenue coming from military delivery orders.
Selling and Administrative Expenses: Selling and administrative expenses in the third quarter of 2009 increased $0.6 million, or 5%, to $11.8 million from $11.2 million in the same period of 2008. This increase resulted primarily from expenses of $0.3 million of our subsidiary Environmentally Neutral Outdoor, Inc. (“END”), and the timing of certain marketing programs. We announced our plans to discontinue END as a standalone footwear brand in August, 2009 and to integrate the END platform of lightweight designs into the Danner brand.
Non-Operating Expense: Non-operating expense in the third quarter of 2009 increased by $0.2 million compared with the same period of 2008, primarily as a result of a decrease in interest income due to lower rates in 2009 and certain property and equipment disposals related to END.
Income Tax Provision: We recognized an income tax expense at an effective rate of 39.5% for the third quarter of 2009 compared to 38.5% in the same period of 2008. The increase in the tax rate from 2008 is due to an increase in our state statutory tax rate as well as the impact of discrete items arising from the completion of our 2008 tax return in the quarter relative to our year-to-date income before income taxes.
Net Income: Net income for the third quarter of 2009 was $2.2 million, or $0.35 diluted income per common share, compared to net income of $2.8 million, or $0.43 diluted earnings per common share in the same period of 2008. The net income decrease of $0.6 million is attributable to the net sales, gross profit, expense and tax rate changes as discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable decreased $4.0 million, or 13%, as compared to the third quarter of 2008. The decrease was due to improved collections during the third quarter, a shift from preseason to at once orders which generally carry shorter payment terms, and increased sales to the U.S. military which pays more timely than other sales channels.

Inventories: Our year-over-year increase in inventories of $3.8 million included $2.3 million to support the increased domestic production for our military business, $1.3 million for the planned build-up of certain core products for anticipated demand during the fall and winter seasons, and for certain other factors of $0.2 million.
First Three Quarters of 2009 Compared to the First Three Quarters of 2008:
Net Sales: Net sales for the first three quarters of 2009 increased 4%, to $96.6 million, from $92.8 million in the same period of 2008. Sales to the work market were $63.0 million for the first three quarters of 2009, up 15% from $54.7 million for the same period of 2008. The growth in work market sales reflects continued penetration into various areas of the U.S. military. Sales to the outdoor market were $33.6 million for the first three quarters of 2009, compared to $38.1 million for the same period of 2008, reflecting continued softness in the overall global retail environment.
Gross Profit: Gross profit for the first three quarters of 2009 was 39.1% of net sales, compared to 40.0% in the same period of 2008. The decrease in gross profit of 90 basis points (“bps”) was primarily due to the impact of a greater portion of the year-to-date revenues coming from military delivery orders.
Selling and Administrative Expenses: Selling and administrative expenses in the first three quarters of 2009 increased $3.8 million, or 13%, to $32.9 million from $29.1 million in the same period of 2008. This increase in expenses related to our European subsidiary which was started in July, 2008 ($1.2 million), expenses associated with the establishment and operation of our new Indianapolis distribution center ($1.1 million), bad debt expenses related to the bankruptcy of two significant retail customers during the first quarter ($0.3 million), the operation of END ($0.5 million) and other administrative costs ($0.7 million).
Non-Operating Income (Expense): Non-operating income (expense) in the first three quarters of 2009 was $0.3 million of expense compared with $0.1 million of income in the same period of 2008, primarily as a result of a decrease in interest income due to lower rates in 2009 and certain property and equipment disposals related to END.
Income Tax Provision: We recognized an income tax expense at an effective rate of 30.0% for the first three quarters of 2009 compared to income tax expense at an effective tax rate of 37.8% in the same period of 2008. The decrease in the tax rate from 2008 is primarily due to a reduction in our reserve for uncertain tax positions as a result of the completion of an Internal Revenue Service examination in the second quarter of 2009 for the tax years 2005 through 2007 as well as the adoption of a new transfer pricing policy for our European business operations. Consistent with our lower year to date tax rate, we anticipate our effective tax rate for the full year 2009 will be less than our effective tax rate for the full year 2008.
Net Income: Net income for the first three quarters of 2009 was $3.2 million, or $0.50 diluted income per common share, compared to net income of $5.0 million, or $0.78 diluted income per common share in the same period of 2008. The net income decline of $1.8 million is attributable to the net sales, gross profit, expense and tax rate changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the third quarter of 2009 with cash and cash equivalents of $3.5 million as compared to $4.3 million in the same period in 2008 and $13.7 million as of the end of fourth quarter of 2008. In recent years, we have funded working capital requirements, capital expenditures, and acquisitions principally with cash generated from operations. In addition, we require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We have not had outstanding borrowings against our credit line at a period end since the third quarter of 2005. We believe that our existing credit facility and anticipated future cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash used in operating activities was $3.4 million for the first three quarters of 2009 compared with cash provided by operating activities of $1.5 million during the same period of 2008. The decline in operating cash flows was primarily related to an increase in our inventories and accounts receivable, partially offset by an increase in accounts payable.
Investing Activities: Cash used in investing activities was $5.1 million for the first three quarters of 2009 compared with $4.7 million during the same period of 2008. The increase in cash used in investing activities was primarily attributable to capital expenditures of $4.7 million which included $2.6 million related to racking, computer systems and other build-out costs in our new Indianapolis distribution center in the first half of 2009. In the same period of 2008, we paid $3.2 million to acquire inventories and operations from our former European distributor to establish our new European subsidiary.
Financing Activities: Cash used in financing activities was $1.9 million for the first three quarters of 2009 compared with $7.7 million during the same period of 2008. A one-time, special dividend of $1.00 per share totaling $6.3 million was paid in March 2008. A total of $8.5 million was paid in dividends during the first three quarters of 2008. The lower dividend payments in the first three quarters of 2009 were partially offset by lower proceeds from the exercise of stock options on lower option activity during 2009 due to the current market price of our stock.
A summary of our contractual cash obligations at September 26, 2009 is as follows:

	Payments due by year:
(in thousands)		Remaining in
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases (1)	$18,636	$627	$2,317	$2,106	$2,129	$2,151	$9,306

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our leased facilities.
At September 26, 2009 and September 27, 2008, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.6 million and $1.0 million as of September 26, 2009 and September 27, 2008, respectively. We contributed $0.6 million to our defined benefit pension plan during the first three quarters of 2009 and anticipate making no further contributions during the remainder of 2009.
From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 26, 2009, no such losses existed.
On March 9, 2009, we entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. No amounts were outstanding under this line at September 26, 2009 or at September 27, 2008 under the former credit agreement with Wells Fargo Bank, N.A.

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
Sales to the U.S. military, which are becoming an increasingly significant portion of our net sales, may not continue at current levels.
Our ability to continue to generate sales growth in our government channel is partially dependent upon the current U.S. presidential administration’s policies regarding troop deployments in various global regions requiring our specialized footwear. Given that delivery orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If such orders do not continue at current levels, our earnings growth and results of operations would be negatively impacted. In addition, we sell our products through the Army & Air Force Exchange Service (“AAFES”) and other aftermarket channels. If our products do not continue to meet specifications or other requirements such as domestic content and favorable pricing, then those future sales volumes or gross margins may be negatively impacted.

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
The current slow-down of consumer spending is negatively impacting our domestic and international retailers, which impacts their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk and puts our retail sales channel volumes at risk.
The contraction in consumer spending and the tightening of the credit markets has created an unfavorable business environment for our retailers, especially the retailers who use debt to finance their inventory purchases and other operating capital. During the first quarter of 2009, two of our significant retailers filed for Chapter 11 bankruptcy proceedings. There is risk that the current retail environment could create unfavorable outcomes for additional domestic and foreign retailers and such outcomes could have a material adverse impact on our future results of operations.

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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: October 27, 2009	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2009	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)