Form 10-K
period 2009-12-31
LACROSSE FOOTWEAR INC
filed 2010-03-05
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company )
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 26, 2009: $42,204,979.
Number of shares of the registrant’s common stock outstanding at February 26, 2010: 6,403,514 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2009, the end of the Company’s fiscal year.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, future financial results, impact of the expansion of our domestic production capacity, future business volumes with the U.S. government, future cash dividend policies, the adequacy of our existing resources and anticipated cash flows from operations to satisfy our working capital needs, and the outcome of contingencies, such as legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.
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
General
LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) is a leading developer and marketer of branded, premium and innovative footwear for work and outdoor users. Our trusted Danner® and LaCrosse® brands are distributed domestically through a nationwide network of retailers and distributors, and internationally through our Danish subsidiary, LaCrosse Europe ApS, and through distributors and retailers in Asia, Europe and Canada. Work customers include people in law enforcement, transportation, mining, oil and gas, military services and other occupations that need high-performance and protective footwear as a critical tool for the job. Outdoor customers include people active in hunting, hiking and other outdoor recreational activities.
Company History
LaCrosse traces its roots back to 1897, with the founding of La Crosse Rubber Mills, a manufacturer of rubber and vinyl footwear. Located in La Crosse, Wisconsin, the original company was purchased from the founders in 1982 by George Schneider and the Schneider family. We have established a highly loyal following among laborers and outdoorsmen operating in severe cold or wet environments. In 1994, we expanded our brand portfolio through the acquisition of Danner Shoe Manufacturing, a premium maker of leather boots since 1932, located in Portland, Oregon. Danner had developed a strong reputation among loggers, shipyard workers and outdoor enthusiasts.

We have continued to expand our corporate focus on transitioning from primarily manufacturing to a stronger emphasis on product development and marketing, outsourcing approximately two-thirds of our total production. For over 25 years, Danner, Inc. has distributed high-end Danner products through our exclusive distributor in Japan.
In 2005, we opened our first international office in China to diversify our manufacturing capacity and ensure our high quality standards. In 2006, we opened our new Danner distribution center and corporate headquarters in Portland, Oregon. In 2008, LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were established in Copenhagen, Denmark, to acquire certain assets of our former European distributor and to strengthen LaCrosse’s direct sales and marketing support to customers in Europe. In 2009, we opened our new Midwest distribution center for our LaCrosse brand in Indianapolis, Indiana. In 2010, we plan to open our new Danner factory and factory store in Portland, Oregon. Our new, world-class Danner factory will significantly increase our capacity to meet the growing worldwide demand from our many customers in the work, military, law enforcement, outdoor recreation, hunting and Japanese markets who depend on our U.S.-manufactured Danner® footwear being crafted to the very highest standards. Our new factory store will provide increased floor space to showcase more products and highlight the Danner craftsmanship story.
Corporate Strategy
Our corporate strategic initiatives include the following:
•	Build identity, expand awareness and create demand for the Danner and LaCrosse brands.

•	Identify and develop new products and technologies that can be leveraged across multiple market segments.

•	Increase demand through our four distribution channels and two market categories.

•	Improve operational efficiency.

•	Maximize return on human capital.
Brand Positioning
Within our four channels of distribution, we market footwear under the DANNER® and LACROSSE® brands and apparel under the LACROSSE® brand. One of our fastest growing channels is the government channel in which we position the Danner® brand as performance footwear built to meet the unique demands and specific requirements for multiple branches of the U.S. military as well as federal, state and other governmental agencies.
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
Products
Our branded product offerings for the work and outdoor markets include the following brands:

Danner
The Danner brand is known for “crafting higher standards” in premium footwear, with rugged designs that exceed customer expectations for performance and quality, and with classic outdoor heritage and authentic character. The brand represents the highest level of performance and features with a select line of high-quality, feature-driven footwear products at premium prices. Danner products consist of premium quality work and outdoor boots with many features including our stitch-down manufacturing process, which provides outstanding support and built-in comfort. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner in its leather boots. Danner’s product offerings include product categories such as uniform, hunting, work, hiking and accessories.
LaCrosse
The LaCrosse brand builds products designed to help you “dominate your ground” whether in work or recreation. Among our target customers, the LaCrosse brand is known for high performance in the field and on the job. Designed for durability and reliability, LaCrosse boots are built to satisfy specific end-user needs, such as being protective against water, extreme cold, chemicals and other harsh environments. LaCrosse’s product offerings include product categories such as hunting, work, cold weather, apparel and accessories.
Styles
During 2009, we offered 424 styles of footwear and protective clothing. The percentage of net sales into work markets in 2009, 2008 and 2007 were approximately 63%, 59% and 52%, respectively and sales to outdoor markets were approximately 37%, 41% and 48%, respectively.
Product Design and Development
Our product design and development concepts originate from our staff and through communication with our customers and suppliers. We stay in constant contact with our customers to understand consumer demand and trends. Product concepts are based upon perceived consumer needs and may include new technological developments in footwear, apparel and materials.
Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. Our marketing and product development personnel, at times in conjunction with design consultants, determine the final aesthetics of the product. Once a product design is approved for production, responsibility may be shared with outside sourcing facilities or with our domestic manufacturing facility for pattern development and commercialization. Our presence in Portland, Oregon provides access to a broad talent pool of footwear and apparel design professionals.
Customers, Sales, and Distribution Channels
We market our two brands through four channels of distribution: (1) wholesale (formerly known as retail), (2) government, (3) consumer direct, and (4) international.
Within the wholesale channel, the LACROSSE® and DANNER® brands are marketed through our employee field sales staff and certain independent distributors. A national account sales team complements the sales activities for the brands.
Our wholesale channel accounts consist of over 3,300 customers, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, and industrial distributors. Our customer base is also diversified as to size and location of customers and markets served.

The government channel provides performance footwear built to meet the demands and specific requirements for multiple branches of the U.S. military as well as federal, state, and other government agencies. For example, the Danner Marine Hot boot is specifically built with performance materials to mitigate heat. In addition, we produce the Mountain Cold Weather Boot for the U.S. Marine Corps which is built with extreme abrasion resistance, unique construction and a supportive Vibram® 360 outsole, to enhance performance in extreme mountain conditions and climates. These products are manufactured in the Company’s ISO 9001 certified manufacturing facility located in Portland, Oregon. In addition to receiving direct orders for these products from the respective branches of the military, Danner military products are also available through retail and exchange stores on U.S. Marine Corps, U.S. Army, and U.S. Air Force bases, and on Danner’s web site (www.danner.com).
Through the consumer direct channels of distribution, we currently operate four Internet websites for use by consumers and retailers. The primary purposes of the consumer-oriented websites are to provide product and company information and to sell products to consumers who choose to purchase directly from us.
We operate a factory store adjacent to our factory in Portland, Oregon. The factory store sells first quality products, factory seconds, and slow-moving merchandise for both DANNER® and LACROSSE® brands. In January, 2010, we signed a lease to relocate our factory store in Portland, Oregon, approximately one mile from its current location. Refer to Item 2. Properties in this form 10-K.
International sales are primarily derived through our Japanese and Canadian independent distribution and dealer networks as well as our subsidiary LaCrosse Europe ApS, which was established in 2008 to acquire certain assets of our former European distributor and to strengthen our direct sales and marketing support to customers in Europe.
In addition to our four channels of distribution, we sell our products into two primary markets: work and outdoor. Work consumers include people in law enforcement, transportation, mining, oil and gas exploration and extraction, construction, military services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, hiking and other outdoor recreational activities.
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
We believe that once consumers understand the features and benefits of our products, they will be more likely to become loyal consumers. As such, we are committed to ensuring that the benefits, features and advanced technologies of all our products are clearly articulated at our customers’ retail stores. We have established retail store education programs in which we send representatives to train the sales associates of key retailers. We coordinate with retail store managers to improve product positioning and point-of-sale information displays.

Manufacturing and Sourcing
Manufacturing Overview
We source approximately two-thirds of the products we sell through a network of international contract manufacturers, primarily in China and Thailand, with the remaining one-third manufactured domestically in our 36,000 square foot facility in Portland, Oregon. In February, 2010, we signed a multi-tenant lease to move our Danner factory to an industrial building approximately one mile from our corporate headquarters. The new factory will be approximately 59,000 square feet, significantly expanding our existing Portland-based factory, which is being replaced. Our new production facility will significantly increase our capacity to meet the growing demand from our many customers in the work, military, law enforcement, outdoor recreation, hunting and Japanese markets who depend on our U.S.-manufactured Danner® footwear being crafted to the very highest standards. Our new facility will also enable us to extend this great tradition of superior craftsmanship. Furthermore, we expect this state-of-the-art facility will allow us to continue to innovate with new footwear designs and production processes by expanding our overall capabilities and capacity. The new factory will also improve our operating efficiencies by incorporating the latest lean manufacturing techniques to meet at-once demand. Refer to Item 2. Properties in this form 10-K for more information.
Sourcing Overview
In 2005, we formed LaCrosse International, Inc., a wholly owned subsidiary with an office in Zhongshan, China. LaCrosse International has three primary functions:
•	Work with suppliers to maintain our standards for high quality products;

•	Locate and develop relationships with complementary sourcing alternatives; and

•	Increase speed to market for new products.
We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. In addition, substantially all of our transactions with our foreign contract manufacturers are denominated in U.S. dollars. However, these U.S. dollar prices are impacted by foreign currency exchange rates and commodity prices. We regularly evaluate our vendors primarily on the quality of their work, cost and ability to deliver on time. Approximately two-thirds of our outsourced products are purchased from three foreign manufacturers located in China. Alternate sources of capacity for these products are available worldwide.
The raw materials used in production of our products are primarily leather, crude rubber and oil-based vinyl compounds for protective clothing products. We have historically been able to recover any significant increases in raw material costs through price increases.
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
Certain of our competitors in leather footwear categories have strong brand name recognition in the markets they serve and are the major competitors of our DANNER® and LACROSSE® leather product lines. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By devoting attention to these factors, we believe that the DANNER® footwear line has maintained a strong competitive position in our market niches.
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
Employees
As of December 31, 2009, we had 445 employees located in the United States, 11 employees in China and 6 in Denmark, substantially all of whom are full-time. Approximately 250 employees in our Portland, Oregon facilities are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement that will expire in January 2012.
Trademarks and Trade Names; Patents
We own United States federal registrations for several of our marks, including LACROSSE®, DANNER®, BURLY®, ALPHA-BURLY®, the stylized Indianhead design that serves as our logo, ICE KING®, ICEMAN®, TERRA FORCE®, HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT®, STRIKER®, PRONGHORNTM, and TFX®. We generally attempt to register a trademark relating to a product’s name only when we intend to heavily promote the product or where we expect to sell the product in large volumes. However, we rely on common law trademark rights for all unregistered brands. We defend our trademarks and trade names against infringement to the fullest extent practicable under the law. Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal.
We also own several United States patents and have other technologies that are patent-pending at this time. Our portfolio of patents extends as far as 2027, with none expiring prior to 2011.
Seasonality
Sales have been historically higher during the second half of the year due primarily to greater consumer demand for our outdoor product offerings during the fall and winter months. Accordingly, the amount of fixed operating expenses represents a larger percentage of net sales in the first two quarters than in the last two quarters of each year. We expect this seasonality to continue in the coming periods.

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
Foreign Operations and Sales Outside of the United States
As previously noted, we maintain offices in China and Denmark to support our contract manufacturers and European sales staff, respectively. Our net sales outside of the Unites States are through our own European distributor and a focused set of independent distributors, and such sales accounted for approximately 5%, 6% and 7% of our net sales in 2009, 2008 and 2007, respectively.
Included in the Company’s consolidated balance sheets at December 31, 2009 and 2008 are the net assets of approximately $2.7 million and $1.4 million, respectively. The net book value of fixed assets located outside of the U.S. totaled $0.5 million and $0.6 million at December 31, 2009 and 2008, respectively. Such assets consist primarily of manufacturing assets, office equipment and software.
Environmental Matters
We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. Such laws and regulations are constantly evolving and it is difficult to accurately assess the effect they will have on our operations in the future.
Compliance with federal, state and local requirements which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they anticipated to have in the future, a material effect on our capital expenditures, earnings or competitive position.
Executive Officers of the Registrant
The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
Joseph P. Schneider	50	President, Chief Executive Officer and Director
David P. Carlson	54	Executive Vice President, Chief Financial Officer, and Secretary
Ross M. Vonhoff	44	Senior Vice President Operations
C. Kirk Layton	54	Vice President of Finance and Assistant Secretary
J. Gary Rebello	58	Vice President of Human Resources
Kirk S. Nichols	41	Vice President of Sales
Where You Can Find More Information
We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). Copies of our reports, proxy statements and other information filed with the SEC are available for inspection at the offices of the SEC’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549. The SEC may be contacted at 1-800-SEC-0330 for further information. The SEC maintains an Internet site at www.sec.gov where SEC filings can be obtained. We also make available on our corporate website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. Our investor relations department can also be contacted for such reports at (800) 654-3517.
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
Our ability to continue to generate sales growth in this channel is partially dependent upon the current U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We plan to move into a new Danner factory in Portland, Oregon and begin production during the third quarter of 2010. If the final construction, permits and government approvals of the new facility and the related operating systems are delayed, or if the transition of inventories between the locations is interrupted, we may experience disruptions in manufacturing and shipping products to our customers or higher initial start-up costs than originally planned. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.-manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that such orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings.
For all of our distribution channels, including domestic retailers, a deterioration in the general business environment and lack of growth in consumer spending due to unfavorable economic and consumer credit conditions could create an environment of increasing price discounts which would negatively impact our product revenues, gross margins and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income. These economic factors include considerations such as employment, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. In addition, spending patterns of consumers may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets.
Lack of consumer spending may negatively impact our domestic wholesale partners, which impacts their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk.
A contraction in consumer spending and tightening of credit markets creates an unfavorable business environment for our wholesale partners, especially those who use debt to finance their inventory purchases and other operating capital requirements. If our wholesale partners are unable to obtain financing for their inventory purchases and to fund their operations, it could result in delayed payment or non-payment of amounts owed to us and/or a reduction in the number of sales we make to such wholesale partners, either of which could have a material adverse effect on our results of operations.
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
Our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Chinese Renminbi and Euro), oil price increases and higher foreign labor costs. If we are unable to increase our selling prices to offset such cost increases, our revenues and earnings would be negatively impacted.
If petroleum costs were to increase, it could result in significantly higher freight costs to our company, as we rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. Increased petroleum costs also affects our manufacturing costs. Foreign currency fluctuations and increased labor cost abroad would be problematic given our dependence on manufacturing in China and distribution through our European subsidiary. Our profit margins may increase or decrease as foreign currency rates, prices of petroleum, and the cost of foreign labor fluctuate and we are unable to pass on those changing costs to our customers.
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
Our European subsidiary, LaCrosse Europe ApS, increases our exposure to risks associated with foreign operations and the outsourcing of our European distribution center.
Foreign operations through our European subsidiary increases our exposure to risks associated with foreign currency transactions and compliance with foreign laws. Also, our distribution center for Europe is owned and managed by an independent third party, which increases our risks associated with inventory management and timely and accurate customer shipments. Any negative outcome related to these risks would have an adverse impact on our results of operations.
Our profitability is significantly dependent upon future effective tax rates for federal, state and international taxing jurisdictions.
Tax rates on corporations may be increased in future periods. Higher effective federal, state and international tax rates would lower our earnings performance and restrict our ability to invest in various areas of our business. Future changes to rates of taxation in areas outside of the U.S. could also negatively impact our future earnings performance.

We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S.; therefore we are subject to the risks of international commerce. Also, any adverse political conditions or governmental actions, including the imposition of duties and quotas, internally within China (where the majority of our third party manufacturers are concentrated) or externally with NAFTA countries and the European Union could disrupt our supply of product to customers.
We use third party manufacturers located in foreign countries, primarily in China and Thailand, to manufacture the majority of our products, including all of our LACROSSE® branded products. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
•	delays associated with the manufacture, transportation and delivery of foreign-sourced products;

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	delays in the transportation and delivery of goods due to increased security concerns;

•	foreign currency fluctuations (particularly with respect to the Chinese Renminbi and Euro), a risk which we do not currently seek to mitigate through hedging transactions;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political unrest, terrorism or war, any of which can interrupt commerce;

•	expropriation and nationalization;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	limited capital of foreign distributors and the possibility that such distributors may terminate their operations or their relationships with us; and

•	concentration of credit risk, currency, and political risks associated with international distributors.
Additionally, although net sales outside of the U.S. did not constitute a significant portion of our revenues in 2009, we expect our international sales will grow over the next few years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as we have a limited number of foreign distributors, who may have inadequate capital to continue operations over the long-term. Sales to the international markets are achieved through those foreign distributors, principally in Japan. Our sales and sales growth may be adversely affected if our relationships with those distributors were to deteriorate and we are unable to engage suitable alternatives in a timely manner.

Because we depend on third party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
Third party manufacturers produce approximately two-thirds of our footwear products. Currently, we source footwear with third party manufacturers primarily located in China and Thailand. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various potential factors outside of our control, one or more of our third party manufacturers may be unable to continue meeting our production requirements. Also, certain of our third party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
In addition, we do not have long-term supply contracts with these third party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facility due to capacity constraints, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
Our business is substantially affected by weather conditions, and sustained periods of warm and/or dry weather can negatively impact our sales. Additionally, such weather conditions may negatively impact our inventory levels and subsequent period sales.
We sell our products into two primary markets, work and outdoor. For the year ended December 31, 2009, 37% of our annual revenues were to the outdoor market. This market category is highly seasonal and weather dependent. Sales of these products are largely dependent on the timing and severity of weather in the different regions of the United States and Europe. During sustained periods of warm and/or dry weather conditions, certain key categories in the outdoor market may be negatively impacted, including hunting, hiking and cold weather products, as consumers postpone purchases of our products pending the resumption of more conducive weather patterns. Additionally, given our advance ordering timelines, such reduced demand during normal outdoor market seasons may also negatively impact our inventory levels and subsequent period profits as such excess inventories are sold.
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

Furthermore, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into NAFTA or European Union countries and into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us.
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
Some of our employees at our Danner distribution and manufacturing facilities are organized in a labor union, the United Food and Commercial Workers Union. Our inability to renew on favorable terms the collective bargaining agreement between us and the union that represents our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
In addition, any natural disaster or other serious disruption at one of these facilities, including our non-union distribution facility in Indianapolis, Indiana, due to fire, earthquake, tornadoes, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse for our products. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
Our financial success may be limited by the strength of our relationships with our wholesale customers and by the success of such wholesale customers.
Our financial success is significantly related to the willingness of our wholesale customers to continue to carry our products and to the success of such customers in selling our products. We do not have long-term contracts with any of our wholesale customers, and sales to our wholesale customers are increasingly on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our wholesale customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our sales and ability to grow our product line.
Our five largest wholesale customers accounted for approximately 15% of our revenues in 2009. If any of our major wholesale customers experiences a significant downturn in their business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us in the future. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future, which would adversely impact our net income and cash flow.
We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.
The footwear industry is highly competitive. Some of our competitors have products with similar characteristics, such as design and materials, with certain of our products. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete.
The footwear industry includes footwear manufacturers, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. Our principal competitive differentiators include product design, product performance, quality, brand image, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, and others. Certain of our competitors have:
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
The footwear industry is subject to rapid changes in consumer preferences. Our success depends in large part on our ability to continuously develop, market and deliver innovative and functional products that are competitive with other brands in our market. In addition, we must design and manufacture products that appeal to many consumer markets at a range of price points. While we continually update our product line with new and innovative products, our products may not continue to be popular and new products we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could adversely affect our sales and results of operations.
Our failure or inability to protect our intellectual property could significantly harm our competitive position and reduce future revenues.
Protecting our intellectual property is an important factor in maintaining our brand and our competitive position in the footwear industry. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We currently hold a number of patents and trademarks and have patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate and applicable laws provide only limited protection. We have a number of licensing agreements, both for product, camouflage patterns and trademarks, which are significant to our business. If we are unable to renew the agreements, and suitable replacements are not available in a timely manner, our revenues could be negatively impacted.
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
While we consider our relationship with Gore to be good, if Gore were to terminate our agreements, the time required to obtain substitute materials could interrupt our production cycle. Additionally, consumers may be unwilling to accept any such replacement material. Any termination or delay in our supply of GORE-TEX® waterproof fabric or the loss of our ability to use the GORE-TEX® mark in association with our products, or in the procurement of any other key product component, could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.
In order to be successful, we must retain and motivate key employees, and the failure to do so could have an adverse impact on our business.
Our future success will depend in part on the continued service of key personnel. Our future success will also depend on our ability to attract and retain key managers, product development engineers, sales people, and others. We face intense competition for such individuals throughout the footwear and work and outdoor products industries. Not being able to attract or retain these employees could have a material adverse effect on our financial performance.
If we fail to comply with the covenants contained in our revolving credit facility, we may be unable to maintain existing, or secure additional financing, and repayment obligations on any outstanding indebtedness may be accelerated.
Our revolving credit facility contains financial and operating covenants with which we must comply. Our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could harm our business. At December 31, 2009 we had no outstanding borrowing under this credit facility.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth certain information, as of December 31, 2009, relating to our principal facilities.

	PROPERTIES
	Owned or	Approximate Floor
Location	Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased (1)	145,000	Principal sales, marketing and executive offices and distribution facility

Portland, OR	Leased (2)	36,000	Manufacturing operations and factory store

Indianapolis, IN	Leased (3)	380,000	Distribution facility

Zhongshan, China	Leased (4)	1,400	Office space

Copenhagen, Denmark	Leased (5)	2,300	Office space

Portland, OR	Leased (6)	1,800	Office space

Portland, OR	Leased (7)	59,000	Manufacturing operations

Portland, OR	Leased (8)	17,500	Factory store

(1)	The lease term on the Single Tenant Industrial Lease is 120 months from August 1, 2006 and the Lease provides for potential term extensions of up to 60 months after the original term.

(2)	In December 2009, we signed a two month lease extension. The lease for this facility expires on July 31, 2010.

(3)	In June 2008, we signed a Single Tenant Industrial Lease for 124 months beginning March 1, 2009.

(4)	The lease for this facility expires November, 2010.

(5)	The lease for this facility expires June, 2012.

(6)	The lease for this facility expires in September 2010. This facility is currently being sub-let to another tenant.

(7)	In February 2010, we signed a multi-tenant lease to relocate our Danner factory. The lease has an initial term of 64 months, and includes provision for three successive extension terms of five years each. The initial term of the Lease commences on May 1, 2010.

(8)	In January 2010, we signed a lease to move our Danner Factory Store to a new facility in Portland. The lease has an initial term of 64 months and includes provision for three successive extension terms of five years each. The initial term of the lease commences on March 1, 2010.
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
Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On February 26, 2010, the closing sale price of our common stock was $14.10 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2009		2008
	High	Low	High	Low
First Quarter	$13.40	$7.00	$18.98	$14.05
Second Quarter	$10.84	$7.10	$16.71	$13.00
Third Quarter	$12.25	$9.22	$17.63	$14.50
Fourth Quarter	$15.09	$11.34	$17.00	$9.47
As of February 26, 2010, there were 232 shareholders of record and approximately 850 beneficial owners of our common stock.

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
In 2009, we paid quarterly dividends of $0.8 million ($0.125 per common share) on March 18, 2009, June 18, 2009, September 18, 2009, and December 18, 2009, totaling $3.2 million.
On February 1, 2010, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock to shareholders of record on February 22, 2010. These dividends will be paid together ($1.125 per common share) on March 18, 2010 and will amount to approximately $7.1 million.
The Board, while not declaring future dividends, currently intends to continue its current policy of declaring and paying quarterly dividends of twelve and one-half cents ($0.125) per share of common stock. However, future dividend policies and dividend payments, if any, will depend upon earnings and the financial condition of our company, our need for funds for other projects, any limitations on payments of dividends in our current or future debt agreements and other factors.
Sales of Unregistered Securities
We did not have any unregistered sales of equity securities in 2009.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Equity Compensation Plan Information
The information required by this item with respect to our equity compensation plans is contained in Part III, Item 11 of this Annual Report on Form 10-K.

Market Price of the Registrant’s Common Equity
The following graph compares on a cumulative basis changes since December 31, 2004, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Hemscott Textile-Apparel Footwear/Accessories Industry Group Index (the “Hemscott Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2004 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Hemscott Group Index.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
LACROSSE FOOTWEAR, INC.	$100	$100	$123	$164	$128	$134
HEMSCOTT GROUP INDEX	$100	$108	$132	$132	$93	$139
NASDAQ MARKET INDEX	$100	$102	$113	$124	$73	$105

Item 6. Selected Financial Data
Selected Income Statement Data

Year Ended December 31	2009	2008	2007	2006	2005

(in thousands, except per share data)
Net sales	$139,152	$127,956	$118,179	$107,798	$99,378
Operating income	$8,585	$10,120	$10,983	$8,834	$8,609
Net income	$5,510	$6,167	$7,300	$6,344	$5,234

Net income per common share
Basic	$0.87	$0.99	$1.20	$1.05	$0.88
Diluted	$0.86	$0.96	$1.15	$1.02	$0.85

Weighted average common shares outstanding
Basic	6,303	6,215	6,087	6,022	5,954
Diluted	6,375	6,417	6,357	6,213	6,166
Selected Balance Sheet Data

Year Ended December 31	2009	2008	2007	2006	2005

(in thousands)
Cash and cash equivalents	$17,739	$13,683	$15,385	$12,702	$6,113
Inventories	$27,031	$28,618	$27,131	$22,038	$24,865
Total assets	$88,585	$84,565	$83,547	$73,533	$64,583
Long-term debt, including current maturities	—	—	$394	$506	—
Shareholders’ equity	$65,595	$61,412	$65,985	$57,344	$50,477
Dividends paid	$3,154	$9,322	$914	$0	$0
Dividends paid per common share	$0.50	$1.50	$0.15	$0.00	$0.00
Inventory turns	3.1	2.8	2.9	2.8	3.0
Days sales outstanding	46	57	62	56	50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service.
Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. Our recent sales volumes to the U.S. government have offset the global, broad-based economic slowdown which continues to negatively impact our wholesale channel.
While we expect that the current challenging economic landscape will continue to impact us in the near term, we believe that the strength of our product offerings combined with our operational excellence focused on customer service and our strong balance sheet provides us with competitive advantages in our markets over the long term.
Sales to the U.S. government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels. Our ability to continue to generate sales growth in this channel is partially dependent upon the current U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings growth and results of operations.

RESULTS OF OPERATIONS
Financial Summary — 2009 versus 2008
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2009	2008	$ Change	% Change
Net Sales	$139.2	$128.0	$11.2	9%
Gross Profit	$54.1	$50.7	$3.4	7%
Gross Margin %	38.9%	39.6%	—	(70 bps )
Selling and Administrative Expenses	$45.5	$40.5	$5.0	12%
% of Net Sales	32.7%	31.7%	—	100 bps
Non-Operating Expense, Net	$(0.4)	$(0.0)	$(0.4)	—
Income Before Income Taxes	$8.2	$10.1	$(1.9)	(19%)
Income Tax Provision	$2.7	$3.9	$(1.2)	(31%)
Net Income	$5.5	$6.2	$(0.7)	(11%)
Consolidated Net Sales: Consolidated net sales for 2009 increased 9%, to $139.2 million, from $128.0 million in 2008. Sales to the work market were $88.2 million for the full year of 2009, up 18% from $74.9 million in 2008. The growth in work sales primarily reflects continued expansion into various areas of the U.S. government. Sales to the outdoor market for 2009 were $51.0 million, down 4% from $53.1 million in 2008, reflecting softness in the overall retail environment throughout the first three quarters of 2009.
Gross Profit: Gross profit for 2009 was 38.9% of consolidated net sales, compared to 39.6% in 2008. The year-over-year decrease in gross margin primarily reflects the impact of a greater portion of revenue coming from U.S. government shipments (20 basis points), cost increases associated with key rubber styles (20 basis points) and other various cost changes (30 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2009 increased $5.0 million, or 12%, to $45.5 million from $40.5 million in 2008. Selling and administrative expenses as a percent of net sales increased from 31.7% in 2008 to 32.7% in 2009. The $5.0 million growth in selling and administrative expenses reflects higher costs related to the establishment our new Midwest distribution center ($1.3 million), expenses related to our European sales subsidiary and other investments in sales, product development and marketing ($1.6 million), bad debt expenses related to the bankruptcy of two significant retail customers during the first quarter of 2009 ($0.3 million), the operation of our wholly-owned subsidiary Environmentally Neutral Design, Inc. (“END”), which was acquired in the second quarter of 2009 ($0.6 million), and other expenses ($1.2 million).
Non-operating Expense, Net: Non-operating expense was $0.4 million in 2009 compared to $0.0 million in 2008. The increase in non-operating expense is primarily the result of certain asset disposal costs ($0.2 million). Non-operating income also decreased from 2008 due to lower rates in 2009 ($0.2 million).
Income Taxes: We recognized income tax expense at an effective rate of 32.9% in 2009 compared to an effective tax rate of 38.9% in 2008. The lower effective rate for 2009 was primarily due to a reduction in our reserve for uncertain tax positions as a result of the completion of an Internal Revenue Service examination in the second quarter of 2009 for the tax years 2005 through 2007, as well as the adoption of a new transfer pricing policy for our European sales subsidiary.
Net Income: Net income recognized during 2009 was $5.5 million, or $0.86 diluted earnings per common share, compared to $6.2 million, or $0.96 diluted earnings per common share, in 2008. The net income decline of $0.7 million is attributable to the gross profit, expense and tax rate changes discussed above.

Financial Summary — 2008 versus 2007
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2008	2007	$ Change	% Change
Net Sales	$128.0	$118.2	$9.8	8%
Gross Profit	$50.7	$46.9	$3.8	8%
Gross Margin %	39.6%	39.7%		(10 bps )
Selling and Administrative Expenses	$40.5	$35.9	$4.6	13%
% of Net Sales	31.7%	30.4%		130 bps
Non-Operating Income (Expense)	$(0.0)	$0.3	$(0.3)	(108%)
Income Before Income Taxes	$10.1	$11.3	$(1.2)	(10%)
Income Tax Provision	$3.9	$4.0	$(0.1)	(1%)
Net Income	$6.2	$7.3	$(1.1)	(15%)
Consolidated Net Sales: Consolidated net sales for 2008 increased 8%, to $128.0 million, from $118.2 million in 2007. In the work market, net sales increased 23%, to $74.9 million, from $60.9 million in 2007. The strong annual growth in work market sales reflects shipments related to into various areas of the U.S. government orders and continued expansion into a variety of targeted, niche work markets.
In the outdoor market, net sales declined 7%, to $53.1 million, from $57.3 million in 2007. While we continued to see growth in at-once demand in certain categories and geographies of the outdoor market, the overall decline in outdoor sales reflected the widespread decline in retail sales during 2008.
Gross Profit: Gross profit for 2008 was 39.6% of consolidated net sales, compared to 39.7% in 2007. The margin decline of 10 basis points was due to an increase in markdown sales (40 basis points), offset by price increases during 2008 and improvements in sales returns, discounts and allowances (30 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2008 increased $4.6 million, or 13%, to $40.5 million from $35.9 million in 2007. Selling and administrative expenses as a percent of net sales increased from 30.4% in 2007 to 31.7% in 2008. The $4.6 million growth in selling and administrative expenses included expenses related to the establishment and operation of our European sales subsidiary ($2.6 million), increased expenses in sales and product development activities ($1.8 million) and other expenses ($0.2 million).
Non-operating Income (Expense): Non-operating income was negligible in 2008 compared to $0.3 million during 2007. The decline was due to a decrease in interest income due to lower rates in 2008 and realized losses on foreign currency exchange rate transactions.
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
Net Income: Net income recognized during 2008 was $6.2 million, or $0.96 diluted earnings per common share, compared to $7.3 million, or $1.15 diluted earnings per common share, in 2007. The net income decline of $1.1 million is attributable to gross profit, expense, non-operating income and tax rate changes discussed above.

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
On March 9, 2009, we entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At December 31, 2009 and 2008, we had no outstanding balances due under this financing agreement. See Note 5, “Financing Arrangements” and Note 15. “Subsequent Events” to the accompanying consolidated financial statements for additional information.
In June 2006, we received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at our Portland distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. In the third quarter of 2008, the loan was forgiven by the Portland Development Commission and accordingly we have reclassified the remaining unamortized long-term debt to deferred revenue and will continue to amortize the balance until 2011. See Note 5, “Financing Arrangements” in the accompanying consolidated financial statements for additional information.
Consolidated Statements of Cash Flows
Net cash provided by operating activities was $12.2 million in 2009, compared to $13.3 million for 2008. The decline in cash provided by operating activities of $1.1 million was due primarily to lower net income in 2009 and significantly lower accounts payable due to timing of payments for inventory purchases partially offset by lower accounts receivable on improved collections and higher deferred income tax liabilities due to accelerated tax depreciation.
Net cash used in investing activities was $5.6 million in 2009 compared to $6.3 million in 2008. We purchased property and equipment of $5.3 million and $3.2 million in 2009 and 2008, respectively. In 2009, capital expenditures included $2.6 million related to racking, computer systems and other build-out costs in our new Indianapolis distribution center in the first half of 2009. In 2008, we also paid $3.2 million to acquire the inventories and operations of our former European distributor to establish our new European subsidiary. During 2010, we expect total capital expenditures to be approximately $8.0 to $9.0 million, which includes leasehold improvements and machinery for the new factory facility and new factory store.
Net cash used in financing activities was $2.6 million in 2009 compared to $8.3 million in 2008. Proceeds from the exercise of stock options were $0.6 million in 2009, compared to $1.1 million for 2008. Also, we paid cash dividends of $3.2 million in 2009 compared to $9.3 million in 2008.
As previously noted, on February 1, 2010, we announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock to shareholders of record on February 22, 2010. These dividends will be paid together ($1.125 per common share) on March 18, 2010 and amount to approximately $7.1 million.

At December 31, 2009 and 2008, our pension plan had accumulated benefit obligations in excess of the respective plan assets of $4.4 million and $5.6 million, respectively. This obligation in excess of plan assets and accrued liabilities resulted in a cumulative reduction of equity, net of tax, of $3.1 million and $3.7 million as of December 31, 2009 and 2008, respectively. We expect to contribute $0.9 million to the pension plan in 2010.
On February 10, 2010, we announced our plans to move into a new Danner® factory in Portland, Oregon. The new facility’s lease is scheduled to begin during the second quarter of 2010 for a term of approximately five years, with options to extend the lease for up to fifteen more years. We expect to begin production in the new facility in the third quarter of 2010. During 2010, we expect total capital expenditures to be approximately $8.0 to $9.0 million, which includes leasehold improvements and machinery for the new factory facility and the new factory store. We expect total rent payments to be approximately $2.5 million in 2010.
OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We do not have any off-balance sheet financing arrangements, other than operating leases and purchase commitments that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.
A summary of our contractual cash obligations at December 31, 2009 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases (1)	$21,106	$2,618	$2,583	$2,594	$2,605	$2,695	$8,011
Product purchase obligations (2)	7,104	7,104	—	—	—	—	—
See Part I, Item 2 – Properties for a description of our leased facilities.

(1)	see Notes (7) and (8) in Item 2. Obligations related to the new leases that were executed subsequent to December 31, 2009, have been included in the table above. See Note 15. “Subsequent Events” in the accompanying consolidated financial statements for additional information).

(2)	From time to time, we enter into purchase commitments with our suppliers and third party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2009, no such losses existed.
We also have a commercial line of credit as described below, which is more fully described under the caption “Liquidity and Capital Resources”:

Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 12/31/09	Date of Expiration
Line of credit	$30,000,000	$—	June 30, 2012
We believe that our existing resources, our commercial line of credit and our anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

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
Revenue Recognition, Allowances for Doubtful Accounts, Cash Discounts and Non-Defective Returns: Ownership of our products transfers to the customer when the product is delivered to a third-party carrier at one of our distribution facilities or upon receipt at our customers’ designated facilities depending upon the applicable terms of the customer order. Significant judgment is required when determining the allowances for doubtful accounts, cash discounts, and non-defective returns, each of which reduces the amount of accounts receivable and operating income reported in the accompanying consolidated financial statements.
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
Allowance for Slow-Moving Inventory: Provision for potentially slow-moving or excess inventories is made based on our analysis of inventory levels, future sales forecasts and current estimated market values. Actual customer requirements and market values in any future periods are inherently uncertain and thus may differ from our estimates.
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
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the 5.75% discount rate and the 8.0% expected long-term rate of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or material changes in our assumptions may affect our pension and other postretirement obligations, our future expense and shareholders’ equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Deferred Tax Asset Valuation Allowance: Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance related to the state of Wisconsin net operating loss (“NOL”) carryforwards, as realization of NOL carryforwards is dependent upon having taxable income in Wisconsin in future periods. The remaining balance of the deferred taxes after such valuation allowance represents the portion of Wisconsin NOL’s which management believes is more likely than not to be realized.
Stock-Based Compensation: The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
To calculate the share-based compensation expense, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant is impacted by our stock price as well as assumptions regarding certain highly subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the anticipated risk-free interest rate, anticipated future dividend yields and the expected life of the options. The anticipated risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.
Recently Issued Accounting Pronouncements
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”) which is included in the new FASB Accounting Standards Codification as FASB ASC Section 715-20-65. This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 is required for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). The additional disclosure under the standard does not require years prior to fiscal 2009 to be presented for comparative purpose, and only requires additional disclosures concerning plan assets. The adoption of this standard was effective for the Company in the current period, and we have complied with such provisions in the financial statements presented herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. At our option, our line of credit interest rate is the LIBOR rate plus 1.75%. We are exposed to market risk related to interest rates. Based on an average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would impact the Company’s annual interest expense by approximately $0.1 million.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2009, we used an estimated discount rate of 5.75%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $2.0 million at December 31, 2009 with a similar charge to equity. At December 31, 2009, we used an expected rate of return on plan assets of 8.0%. The historical annualized ten-year rate of return on pension plan assets is approximately 4.0%. A one percent change (increase or decrease) in the actual rate of return on pension plan assets would affect the charge to equity by approximately $0.1 million.
Our financial market risk arises from fluctuations in foreign currencies and interest rates. We are exposed to changes in exchange rates through the sale of products denominated in non-functional foreign currencies. Our purchases of inventory are largely denominated in U.S. dollars and we anticipate that we will continue to purchase in U.S. dollars in the foreseeable future, therefore we are only indirectly exposed to foreign currency fluctuations on these purchases and our exposure through foreign-currency denominated transactions is not material. Our net investment exposure in our foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at December 31, 2009, was approximately $3.0 million. The potential loss in recorded value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.3 million at December 31, 2009. At December 31, 2009 we had no formal plans to liquidate any of our operating foreign subsidiaries within of the consolidated group, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.
Item 8. Financial Statements and Supplementary Data
The consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and the related consolidated balance sheets of the Company as of December 31, 2009 and 2008, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-25 hereof and are incorporated by reference in this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
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
(b) Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance
The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance is included under the captions “Proposal 1 — Election of Directors”, “Board of Directors”, “Executive Compensation”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee”, respectively, in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item is included under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

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
The following table provides certain equity compensation information as of December 31, 2009:

Approximate number of
securities remaining
available for future
	Number of securities to		issuance under equity
	be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in the first
Plan Category	rights (1)	warrants and rights	column) (2)
Equity compensation plans approved by security holders	809,523	$11.57	295,000

Equity compensation plans not approved by security holders	—	—	—

Total	809,523	$11.57	295,000

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”), 2007 Long Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan, As Amended and Restated (the “Director Plan”).

(2)	Includes 244,000 shares of the Company’s Common Stock available for issuance under the 2007 Long Term Incentive Plan and 51,000 shares of the Company’s Common Stock available for issuance under the Director Plan.
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
Item 14. Principal Accountant Fees and Services
The information required by this Item is included under the caption “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements

1.	The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:
2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2009 and 2008 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	32
Schedule II Valuation and Qualifying Accounts	33
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.	See the Exhibit Index for a description of exhibits filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2010.

LACROSSE FOOTWEAR, INC.
By	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider	President, Chief Executive Officer and Director (Principal	March 5, 2010
Joseph P. Schneider	Executive Officer)

/s/ David P. Carlson	Executive Vice President and Chief Financial Officer	March 5, 2010
David P. Carlson	(Principal Financial and Accounting Officer)

/s/ Richard A. Rosenthal	Chairman of the Board and Director	March 5, 2010

Richard A. Rosenthal

/s/Stephen F. Loughlin	Director	March 5, 2010

Stephen F. Loughlin

/s/ Charles W. Smith	Director	March 5, 2010

Charles W. Smith

/s/ John D. Whitcombe	Director	March 5, 2010

John D. Whitcombe

/s/ William H. Williams	Director	March 5, 2010

William H. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
Our audits of the consolidated financial statements referred to in our report dated March 5, 2010 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of LaCrosse Footwear, Inc. and Subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of LaCrosse Footwear, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 5, 2010

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2009
Accounts receivable allowances:
Allowance for discounts	$225	$953	$—	$980	$198
Allowance for nondefective product	135	1,623	—	1,587	171
Allowance for doubtful accounts	449	306	—	461	294

Total	$809	$2,882	$—	$3,028	$663

Allowance for slow-moving inventory	$449	$1,167	$—	$819	$797

Deferred tax asset valuation allowance	$1,070	$—	$—	$53	$1,017

Year ended December 31, 2008
Accounts receivable allowances:
Allowance for discounts	$303	$1,200	$—	$1,278	$225
Allowance for nondefective product	156	1,565	—	1,586	135
Allowance for doubtful accounts	211	312	—	74	449

Total	$670	$3,077	$—	$2,938	$809

Allowance for slow-moving inventory	$374	$630	$—	$555	$449

Deferred tax asset valuation allowance	$1,028	$42	$—	$—	$1,070

The accounts receivable, inventory, and deferred tax asset allowances above are deducted from the applicable asset accounts in the accompanying consolidated balance sheets.

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

(10.5)*
LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*
Amended and Restated LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142598))

(10.7)*
LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.1 of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142597))

(10.8)*
LaCrosse Footwear, Inc. 2009 Annual Incentive Compensation Plan Document (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 23, 2008)

(10.9)*	Summary of 2009 Compensation of Executive Officers (Incorporated by reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 23, 2008))

(10.10)*	LaCrosse Footwear, Inc. 2010 Annual Incentive Compensation Plan Document (Incorporated

*	A management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description
by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 11, 2009

(10.11)*	Schedule of Fees for Non-Employee Directors (Incorporated by Reference to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on January 6, 2005)

(10.12)
Lease, dated as of March 14, 1994, by and between JEPCO Development Co. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.22) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.13)
Amendment, dated as of March 17, 1998, to Lease by and between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

(10.14)
Second Amendment, dated as of November 24, 2008, to lease by and between JEPCO Development Co., LLC and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.13) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.15)	Third Amendment, dated as of December 4, 2009, to lease by and between JEPCO Development Co., LLC and LaCrosse Footwear, Inc.

(10.16)
Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.17)
Single Tenant Industrial Triple Net Lease, dated June 11, 2008, by and between LaCrosse Footwear, Inc. and 267 Associates, L.L.C. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on June 13, 2008)

(10.18)
Multi-Tenant Industrial Triple Net Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010

(10.19)
Parking Lot Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., , Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.20)
Certified Manufacturer Agreement, dated as of March 5, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.14) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.21)
Trademark License, dated as of February 25, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.22)
Amendment to Contractual Agreements, dated as of November 17, 2008, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit 10.18 to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K Filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.23)	Amended and Restated Credit Agreement, dated September 6, 2006, by and between LaCrosse

Exhibit Number	Exhibit Description

Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (4.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.24)
Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.25)
First Amendment To Credit Agreement and Waiver, dated February 25, 2008, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear Inc.’s Form 8-K as filed with the Commission on February 27, 2008)

(10.26)
Second Amendment to Credit Agreement and Waiver, dated October 3, 2008, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on October 28, 2008)

(10.27)
Second Amended and Restated Credit Agreement, dated March 1, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on April 4, 2009)

(10.28)	Letter Amendment to Second Amended and Restated Credit Agreement, dated November 30, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.

(10.29)	Letter Amendment to Second Amended and Restated Credit Agreement, dated January 26, 2010, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.

(10.30)	Second Amendment to Third Party Security Agreement, dated January 26, 2010, by and between LaCrosse Footwear, Inc. and Wells Fargo Bank, National Association.

(10.31)	Second Amendment to Third Party Security Agreement, dated January 26, 2010, by and between Danner, Inc. and Wells Fargo Bank, National Association.

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
F — INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the Company’s Annual Report and titled Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 5, 2010

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands, except share and per share data)

ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents (Notes 2 and 9)	$17,739	$13,683
Trade accounts and other receivables, less allowances of $663 in 2009 and $809 in 2008 (Note 9)	21,635	22,449
Inventories (Note 3)	27,031	28,618
Prepaid expenses and other	1,129	1,402
Deferred tax assets (Note 4)	1,503	1,364

Total current assets	69,037	67,516

PROPERTY AND EQUIPMENT
Leasehold improvements	1,772	2,415
Machinery and equipment	18,584	15,490

Gross property and equipment	20,356	17,905
Less accumulated depreciation	11,874	11,768

Property and equipment, net	8,482	6,137

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	313	159

Total other assets	11,066	10,912

TOTAL ASSETS	$88,585	$84,565

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2009	2008
CURRENT LIABILITIES
Accounts payable	$8,036	$10,288
Accrued compensation	3,343	3,151
Other accruals	3,755	2,528

Total current liabilities	15,134	15,967

DEFERRED REVENUE (Note 5)	225	375
DEFERRED LEASE OBLIGATIONS	614	190
COMPENSATION AND BENEFITS (Note 8)	4,680	5,844
DEFERRED TAX LIABILITIES (Note 4)	2,337	777

Total liabilities	22,990	23,153

COMMITMENTS AND CONTINGENCIES (Notes 6, 8, 9 and 15)

SHAREHOLDERS’ EQUITY (Notes 7, 8, 13 and 15)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	29,041	28,247
Accumulated other comprehensive loss	(3,348)	(4,029)
Retained earnings	41,529	39,173
Less cost of 381,829 and 464,496 shares of treasury stock	(1,694)	(2,046)

Total shareholders’ equity	65,595	61,412

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,585	$84,565

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

	2009	2008	2007
Net sales (Note 10)	$139,152	$127,956	$118,179
Cost of goods sold	85,062	77,295	71,273

Gross profit	54,090	50,661	46,906
Selling and administrative expenses	45,505	40,541	35,923

Operating income	8,585	10,120	10,983
Non-operating income (expense)	(375)	(24)	289

Income before income taxes	8,210	10,096	11,272

Income tax provision (Note 4)	2,700	3,929	3,972

Net income	$5,510	$6,167	$7,300

Net income per common share:
Basic	$0.87	$0.99	$1.20
Diluted	$0.86	$0.96	$1.15

Weighted average number of common shares outstanding:
Basic	6,303,473	6,215,049	6,087,224
Diluted	6,374,936	6,416,731	6,357,235
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

			Accumulated
	Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Shareholders’	Comprehensive
	Stock	Capital	Loss	Earnings	Stock	Equity	Income

Balance, December 31, 2006	$67	$26,458	($1,684)	$35,952	($3,449)	$57,344
Net income	—	—	—	7,300	—	7,300	$7,300
Adoption of FASB ASC Subtopic 740-10	—	—	—	(10)	—	(10)
Minimum pension liability net of tax expense of $430	—	—	673	—	—	673	673
Stock based compensation expense	—	549	—	—	—	549
Cash dividends paid	—	—	—	(914)	—	(914)
Exercise of stock options	—	466	—	—	577	1,043

Comprehensive income							7,973

Balance, December 31, 2007	67	27,473	(1,011)	42,328	(2,872)	65,985
Net income	—	—	—	6,167	—	6,167	6,167
Minimum pension liability net of tax benefit of $1,731	—	—	(2,709)	—	—	(2,709)	(2,709)
Stock based compensation expense	—	577	—	—	—	577
Cash dividends paid	—	—	—	(9,322)	—	(9,322)
Purchase of treasury stock	—	—	—	—	(95)	(95)
Exercise of stock options	—	197	—	—	921	1,118
Foreign currency translation adjustment	—	—	(309)	—	—	(309)	(309)

Comprehensive income							3,149

Balance, December 31, 2008	67	28,247	(4,029)	39,173	(2,046)	61,412
Net income	—	—	—	5,510	—	5,510	5,510
Minimum pension liability net of tax expense of $411	—	—	641	—	—	641	641
Stock based compensation expense	—	581	—	—	—	581
Cash dividends paid	—	—	—	(3,154)	—	(3,154)
Exercise of stock options	—	213	—	—	352	565
Foreign currency translation adjustment	—	—	40	—	—	40	40

Comprehensive income							$6,191

Balance, December 31, 2009	$67	$29,041	($3,348)	$41,529	($1,694)	$65,595

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
| | |
Cash Flows from Operating Activities
Net income	$5,510	$6,167	$7,300
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,705	1,891	1,761
Loss on disposal of property and equipment	225	5	97
Stock-based compensation expense	581	577	549
Deferred income taxes	1,011	64	586
Changes in current assets and liabilities, net of effects of acquisitions:
Trade accounts and other receivables	814	144	(2,681)
Inventories	1,740	1,682	(5,093)
Accounts payable	(2,252)	3,022	2,029
Accrued expenses and other	1,872	(301)	(488)

Net cash provided by operating activities	12,206	13,251	4,060

Cash Flows from Investing Activities
Purchases of property and equipment	(5,254)	(3,176)	(1,508)
Proceeds from sales of property and equipment	41	—	2
Acquisition payment (Note 11)	(388)	(3,169)	—

Net cash used in investing activities	(5,601)	(6,345)	(1,506)

Cash Flows from Financing Activities
Cash dividends paid	(3,154)	(9,322)	(914)
Purchase of treasury stock	—	(95)	—
Proceeds from exercise of stock options	565	1,118	1,043

Net cash provided by (used in) financing activities	(2,589)	(8,299)	129

Effect of foreign currency exchange rate changes on cash and cash equivalents	40	(309)	—

Increase (decrease) in cash and cash equivalents	4,056	(1,702)	2,683

Cash and cash equivalents:
Beginning	13,683	15,385	12,702

Ending	$17,739	$13,683	$15,385

SUPPLEMENTAL INFORMATION

Cash payments for income taxes	$438	$3,692	$2,903

Non-cash minimum pension liability adjustment, net of tax (Note 8)	$641	$(2,709)	$673

Non-cash deferred income tax expense (benefit) from adjustment to pension liability (Note 8)	$411	$(1,731)	$430
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
The Company markets its two brands through four channels of distribution: (1) wholesale (formerly known as retail), (2) government, (3) consumer direct, and (4) international.
•	Within the wholesale channel, the LACROSSE® and DANNER® brands are marketed through our employee field sales staff directly to sporting goods and outdoor retailers, general merchandisers, industrial distributors, and independent shoe stores.

•	The government channel provides performance footwear built to meet the demands and specific requirements for multiple branches of the U.S. military, as well as federal, state and other governmental agencies.

•	Through the consumer direct channels of distribution, the Company operates four Internet websites for use by consumers and our wholesale partners. The Company also has a factory store in Portland, Oregon.

•	International sales are primarily derived through independent distributors and dealer networks in Japan and Canada as well as our subsidiary LaCrosse Europe ApS, which was established to strengthen the Company’s direct sales and marketing support to customers in Europe.
Summary of significant accounting policies:
Principles of consolidation — The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., LaCrosse Europe, Inc., LaCrosse Europe ApS, and Environmentally Neutral Design Outdoor, Inc. (collectively the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications - Certain amounts in the 2008 consolidated balance sheets have been reclassified to conform with the 2009 presentation.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Cash and cash equivalents — The Company maintains its cash in money market accounts and U.S. Government money market accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The carrying amounts of such assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for the investments.
Revenue recognition - Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Factory store revenues are recorded at the time of sale. Allowances for estimated returns and discounts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales.
Foreign currency translation and foreign currency transactions - The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive loss within shareholders’ equity.
Any gains or losses generated by foreign currency transactions are recorded in non-operating income (expense) in the consolidated statements of income in the period in which they occur.
Fair value of financial instruments - The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, and accrued compensation are estimated to approximate their fair value due to their short maturities.
Trade accounts receivable and allowance for doubtful accounts - Trade accounts receivable are carried at original invoice amount less estimated allowances for doubtful accounts, cash discounts and non-defective returns. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of customers based upon ongoing credit evaluations. The Company also analyzes its cash discount programs and returns policies and ongoing rates of non-defective returns to assess the adequacy of allowance levels and adjusts such allowances as necessary.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving or excess inventories is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment - Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives or lease term, whichever is shorter. Depreciable lives range from three to ten years for leasehold improvements and from three to seven years for machinery and equipment.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets. Goodwill is not amortized, but is subject to annual impairment tests in accordance with FASB Accounting Standards Codification Topic 350 “Intangibles — Goodwill and Other” (“FASB ASC Subtopic 350-20”). In accordance with FASB ASC Subtopic 350-20, the Company reviews its goodwill for impairment annually, or more frequently, if there is a triggering event. The provisions of ASC Subtopic 350-20 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. As of June 27, 2009, the Company has determined that there was no impairment of its recorded goodwill and as of December 31, 2009, there have been no triggering events that would require an updated impairment review.
Recoverability and impairment of intangible assets and other long-lived assets - In accordance with FASB Accounting Standards Codification Subtopic 360-10 “Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company determined that there was no impairment as of December 31, 2009.
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
Accruals for product warranties are included in other accruals in the accompanying consolidated balance sheets. Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	December 31,
	2009	2008
Accrued product warranties, beginning	$1,266	$941
Accruals for products sold	2,890	2,832
Warranty claims	(2,747)	(2,507)

Accrued product warranties, ending	$1,409	$1,266

Stock-based compensation — The Company follows the provisions of FASB Accounting Standards Codification Topic 718 “Compensation — Stock Compensation”, which requires the Company to recognize expense related to the fair value of its share-based compensation awards. The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
The Company recognizes the compensation expense for options on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized was $0.6 million ($0.06 per diluted share) for 2009, $0.6 million ($0.05 per diluted share) for 2008 and $0.5 million ($0.06 per diluted share) for 2007. See Note 7, “Stock Options” for additional information.
Income taxes - The provision for income taxes is based on earnings reported in the consolidated statements of income. Deferred tax assets and liabilities are determined by applying anticipated future tax rates to the cumulative temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 4, “Income Tax Matters” for additional information.
Research and development costs — Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs.
Advertising and promotion - The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with wholesalers. Costs for these advertising and promotional programs are charged to expense as incurred. Advertising and promotional expenses included in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007 were $3.1 million, $2.4 million, and $2.9 million, respectively.
Net income per common share - The Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2009	2008	2007
Basic weighted average common shares outstanding	6,303,473	6,215,049	6,087,224
Dilutive stock options	71,463	201,682	270,011

Diluted weighted average common shares outstanding	6,374,936	6,416,731	6,357,235

Segment reporting — The Company complies with FASB Accounting Standards Codification Topic 280 “Segment Reporting” (FASB ASC Topic 280). FASB ASC Topic 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of FASB ASC Topic 280, the Company has determined that it operates as a single segment. The Company manages

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
its resources and assesses its performance on an enterprise-wide basis.
Note 2. Fair Value of Financial Instruments
Cash and cash equivalents at December 31, 2009 and 2008 were $17.7 and $13.7 million, respectively. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures.” The Company does not have any other financial assets or liabilities that are measured at fair value.
Note 3. Inventories
A summary of inventories is as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$4,094	$3,590
Work in process	388	316
Finished goods	23,346	25,161

Subtotal	27,828	29,067
Less: provision for obsolete and slow-moving inventories	(797)	(449)

Total	$27,031	$28,618

Note 4. Income Tax Matters
As of December 31, 2009 and 2008, the Company recorded a valuation allowance of $1.0 million and $1.1 million, respectively, related to the state of Wisconsin net operating loss (“NOL”) carryforwards of which the realization of such carryforwards is dependent on having taxable income in Wisconsin in future periods. In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.

The total state NOLs as of December 31, 2009 are approximately $21.0 million, which will expire as follows: $1.9 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, at $0.5 million in 2020.

Income before income taxes consist of the following (in thousands):

	Years Ending December 31,
	2009	2008	2007

United States	$7,983	$11,536	$11,272
Foreign	227	(1,440)	—

Total	$8,210	$10,096	$11,272

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Tax Matters, Continued
Net deferred tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Trade receivable allowances	$147	$242
Inventory allowances	800	641
Compensation and benefits	2,615	2,897
Warranty reserves and other	849	782
Net operating loss carryforwards	1,058	1,388
Valuation allowance	(1,017)	(1,070)

Total deferred tax assets	4,452	4,880

Deferred tax liabilities:
Goodwill amortization	4,194	4,131
Property and equipment	1,012	131
Prepaid expenses and other	80	31

Total deferred tax liabilities	5,286	4,293

Net deferred tax assets (liabilities)	$(834)	$587

The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2008
Current assets	$1,503	$1,364
Noncurrent liabilities	(2,337)	(777)

Net deferred tax assets (liabilities)	$(834)	$587

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Tax Matters, Continued
The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2009	2008	2007
Current:
Federal	$1,714	$3,542	$3,071
State	431	323	315
Foreign	(372)	—	—
Deferred:
Federal	545	379	526
State	(15)	43	60
Foreign	397	(358)	—

Provision for income taxes	$2,700	$3,929	$3,972

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of income are as follows:

	December 31,
	2009	2008	2007
Statutory federal tax rate	34.0%	34.0%	34.0%
State rate, net of federal tax effect	5.1%	3.2%	3.2%
Federal & state research and experimentation credits	(2.0%)	(2.3%)	(2.1%)
Liability for unrecognized tax benefits	(3.1%)	1.3%	0.5%
Foreign rate differential	(1.8%)	1.8%	0.0%
Other, net	0.7%	0.9%	(0.4%)

Effective income tax rate	32.9%	38.9%	35.2%

A reconciliation of the beginning and ending liability for unrecognized income tax benefits for 2009 and 2008 is shown below (in thousands):

	December 31,
	2009	2008
Balance, beginning of year	$349	$215
Additions for tax positions of prior years	—	87
Additions based on tax positions related to the current year	8	47
Reductions for tax positions of prior years	(265)	—
Settlements	(75)	—

Balance, end of year	$17	$349

As of December 31, 2009, the Company’s balance of net uncertain tax benefit positions would reduce the Company’s effective income tax rate if recognized.
The Company’s policy is to accrue interest related to potential underpayment of income taxes within the

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Tax Matters, Continued
provision for income taxes. The liability for accrued interest as of December 31, 2009 and December 31, 2008 was insignificant. Interest is computed on the difference between the Company’s uncertain tax benefit positions under the provisions FASB ASC Subtopic 740-10 and the amount deducted or expected to be deducted in the Company’s tax returns.
The Company files a consolidated U.S. federal income tax return as well as foreign and state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). The Company has concluded tax examinations for U.S. federal and Oregon state filings through the tax year ended December, 2007 and December 2006, respectively. Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities other than Oregon for years prior to the December 2004 and 2005 tax years. The Company is not subject to foreign tax examinations prior to the year ended December 2008.
Note 5. Financing Arrangements
On March 9, 2009, the Company entered into a new line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. This line of credit agreement represents a 3-year extension of the Company’s previous line of credit agreement with Wells Fargo Bank, N.A. Amounts borrowed under the agreement are secured by substantially all of the Company’s assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At December 31, 2009 and 2008, the Company had no outstanding balances due under this financing agreement. See Note 15. “Subsequent Events”, for information regarding a January 26, 2010 amendment to this credit agreement.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s Portland distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. In the third quarter of 2008, the loan was forgiven by the Portland Development Commission and accordingly, the Company reclassified the remaining unamortized long-term debt to deferred revenue and will continue to amortize the balance until 2011. Deferred revenue was $0.2 million and $0.4 million at December 31, 2009 and 2008, respectively.
Note 6. Lease Commitments and Contingencies
Lease Commitments — The Company has real estate operating leases for office space, factory store, and manufacturing and distribution space under non-cancelable lease agreements expiring on various dates through 2019. The total rental expense included in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007 is $2.9 million, $2.2 million, and $2.1 million, respectively. The future minimum lease payments required under non-cancelable operating leases at December 31, 2009 are: $2.6 million in each of years 2010 through 2013, $2.7 million in 2014, and $8.0 million thereafter. Obligations related to the new leases that were executed subsequent to December 31, 2009, have been included in the future minimum lease payments above (see Note 15. “Subsequent Events”).
Contingencies — In the normal course of business, the Company is subject to claims and litigation. Management believes that such matters which are currently known will not have a material adverse effect

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Lease Commitments and Contingencies, Continued
on the Company’s results of operations, liquidity or financial condition.
Note 7. Stock Options
The Company has outstanding stock options under certain employee and director stock option plans. Outstanding employee stock options are subject to the provisions of the 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan, 2001 Stock Incentive Plan, and 2007 Long Term Incentive Plan. The Board of Directors’ stock options are subject to the provisions of the 2001 Non-Employee Director Stock Option Plan, as Amended and Restated. Prior to 2006, employee stock options vested over a period of five years and had a maximum term of ten years. Beginning in 2006, the employee stock option issuances vest over four years and have a maximum term of seven years. Prior to 2008, the directors’ stock options vested over a period of five years and had a maximum term of ten years. Beginning in 2008, the directors’ stock option issuances vest over four years and have a maximum term of seven years.

FASB Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate the share-based compensation expense, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant is impacted by the Company’s stock price as well as assumptions regarding certain highly subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the anticipated risk-free interest rate, anticipated future dividend yields and the expected life of the options. The anticipated risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Options, Continued
The following table lists the assumptions used by the Company in determining the fair value of stock options and the resulting fair value for the years ended December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
Expected dividend yield	3.7%	2.9%	0%
Expected stock price volatility	46%	31%	42%
Risk-free interest rate	1.4%	3.2%	4.7%
Expected life of options	4.6 years	4.4 years	3.2 years
Weighted average fair value of options	$3.26	$3.76	$4.57
The following table represents stock option activity for the three years ended December 31, 2009:

	Common Shares	Weighted Average	Average Remaining
	Under Options	Exercise Price	Contract Life

Options outstanding December 31, 2006	749,722	$8.04
Granted	167,650	13.52
Canceled	(54,051)	11.81
Exercised	(74,742)	8.17

Options outstanding December 31, 2007	788,579	8.94
Granted	193,175	16.72
Canceled	(43,749)	13.83
Exercised	(141,166)	5.78

Options outstanding December 31, 2008	796,839	11.12
Granted	193,150	11.46
Canceled	(97,799)	12.80
Exercised	(82,667)	5.52

Options outstanding December 31, 2009	809,523	$11.57	4.7 years

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Options, Continued
Options outstanding under the option plans on December 31, 2009 by price range are as follows:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
Range of	Outstanding	Average	Remaining	Outstanding	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life
< $7.70	51,000	$2.77	2.8	51,000	$2.77	2.8
$7.70 - $10.50	127,207	7.93	4.4	106,257	7.72	4.0
> $10.50	631,316	13.01	4.9	271,884	12.36	4.3

	809,523	11.57	4.7	429,141	10.07	4.1

The Company’s nonvested stock option activity for the year ended December 31, 2009 is as follows:

Number of
Shares
Nonvested stock options at beginning of year	447,393
Vested	(162,362)
Canceled	(97,799)
Granted	193,150
Nonvested stock options at end of year	380,382

Shares available for future stock grants to employees and directors under existing plans were approximately 295,000 at December 31, 2009. The aggregate intrinsic value of options outstanding at December 31, 2009 was $1.5 million, and the aggregate intrinsic value of exercisable options was $1.3 million. The total intrinsic value of options exercised during 2009 was $0.4 million. At December 31, 2009, there was approximately $0.4 million of unrecognized compensation cost related to share-based payments to be recognized over a weighted-average period of approximately 1.1 years. The total fair value of options vesting in 2009 was approximately $0.6 million. A tax benefit of $0.1 million was recognized in 2009 from the exercise of stock options.
Note 8. Compensation and Benefit Agreements
The Company has a defined benefit pension plan covering eligible past employees and less than 1% of its current employees. Eligible participants are entitled to monthly pension benefits beginning at normal retirement age sixty-five (65). The monthly benefit payable at normal retirement date under the plan is equal to a specified dollar amount or percentage of average monthly compensation, as defined in the plan, multiplied by years of benefit service (maximum of 38 years). The Company’s funding policy is to make not less than the minimum contribution required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company froze the plan during 2003 and as a result, participants do not accrue any additional years of service regardless of any increases in their compensation or completion of additional years of credited service.
The Company also sponsors an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. The Company funds this postretirement benefit obligation as the benefits are paid.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued

	Pension Benefits		Other Benefits
	December 31,		December 31,
Summary of pension and other postretirement benefit plans (in thousands):	2009	2008	2009	2008
Changes in benefit obligations:
Obligations at beginning of year	$15,586	$15,720	$279	$282
Interest cost	944	951	17	17
Benefits paid	(1,088)	(1,089)	(21)	(19)
Actuarial (gains) losses	895	4	—	(1)

Obligations at end of year	$16,337	$15,586	$275	$279

Changes in plan assets:
Fair value of assets at beginning of year	$10,021	$14,009	$—	$—
Actual return on assets	2,405	(3,355)	—	—
Company contributions	594	456	21	19
Benefits paid	(1,088)	(1,089)	(21)	(19)

Fair value of assets at end of year	$11,932	$10,021	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(4,405)	$(5,565)	$(290)	$(278)
Unrecognized (gain) loss	5,046	6,004	15	(1)
Unrecognized prior service cost	—	94	—	—

Accrued benefit (cost)	$641	$533	$(275)	$(279)

Total compensation and benefits liabilities	$4,405	$5,565	$275	$279
The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying balance sheets:

	December 31,
	2009	2008
Pension benefits	$4,405	$5,565
Other benefits	275	279

Total compensation and benefits	$4,680	$5,844

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
Changes to Accumulated Other Comprehensive Loss pertaining to the defined benefit pension plan for the years ended December 31, 2009, 2008, and 2007 are shown below (in thousands):

					Accumulated
	Prior			Deferred	Other
	Service	Unrecognized		Tax	Comprehensive
	Cost	Losses	Total	Amount	Loss *

Balance, December 31, 2006	$123	$2,638	$2,761	$(1,077)	$1,684
Incurred in the current year	—	(981)	(981)	382	(599)
Recognized as component of net period (cost)	(15)	(107)	(122)	48	(74)

Balance, December 31, 2007	108	1,550	1,658	(647)	1,011
Incurred in the current year	—	4,454	4,454	(1,736)	2,718
Recognized as component of net period (cost)	(14)	—	(14)	5	(9)

Balance, December 31, 2008	94	6,004	6,098	(2,378)	3,720
Incurred in the current year	—	(764)	(764)	299	(465)
Recognized as component of net period (cost)	(94)	(194)	(288)	112	(176)

Balance, December 31, 2009	$—	$5,046	$5,046	$(1,967)	$3,079

To be recognized as component of net period (cost) in 2010	$—	$149

*	Excludes $0.3 million of foreign currency translation adjustment as of December 31, 2009.
Accumulated other comprehensive loss reported on our consolidated balance sheets consists of adjustments related to foreign currency translation and minimum liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2009	2008
Minimum pension liability, net of tax	$3,079	$3,720
Foreign currency translation adjustment	269	309

Accumulated other comprehensive loss	$3,348	$4,029

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
The components of net period cost for the years ended December 31 are shown below (in thousands):

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Cost (income) recognized during the year:
Interest cost	$944	$951	$934	$17	$17	$17
Expected return on plan assets	(798)	(1,095)	(1,024)	—	—	—
Amortization of loss	194	—	107	—	—	—
Amortization of prior service cost	—	14	15	—	—	—
Curtailment	146	—	—	—	—	—

Net period cost (income)	$486	$(130)	$32	$17	$17	$17

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Assumptions used in determining net period cost (income):
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.
The discount rate used is based on an assumed portfolio of high quality bonds with cash flows matching the timing of expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical returns, taking into account current and expected market conditions. The actual returns on pension plan assets were approximately 26% in 2009, (24%) in 2008, and 8% in 2007. The historical annualized ten-year rate of return on pension plan assets is approximately 4%.
The Company’s pension plan asset allocation at December 31, 2009 and 2008 and target allocation for 2010 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2010	2009	2008
Equity securities — mutual funds	50% - 60%	56%	52%
Debt securities — mutual funds	40% - 50%	44%	48%

Total		100%	100%

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
The Company expects to contribute $0.9 million to the pension plan in 2010. The following benefit payments are expected to be paid from the plan over the next ten years (in thousands):

Year(s)	Pension Benefits	Other Benefits
2010	$1,066	$22
2011	1,049	23
2012	1,041	24
2013	1,044	24
2014	1,032	25
2015-2019	5,578	121
The Company has established a framework for measuring fair value in accordance with FASB Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures”, which, among other things, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:
Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets in active markets that the plan has the ability to access.
Level 2 — Inputs to the valuation methodology include:
•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in inactive markets;

•	Inputs other than quoted prices that are observable for the asset;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset.
Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities- mutual funds	$6,625	$—	$—	$6,625
Debt securities — mutual funds	5,307	—	—	5,307

Total	$11,932	$—	$—	$11,932

The Company has an employee retirement savings plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer a portion of their annual compensation through pre-tax contributions.
For this plan, the Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2009, 2008, and 2007 were $0.5 million, $0.4 million, and $0.4 million, respectively. The Company’s Board of Directors may also approve discretionary annual contributions to employee’s 401(k) retirement accounts. The discretionary contributions for the years ended December 31, 2009, 2008 and 2007 were $0.1 million, $0.1 million and $0.2 million, respectively.
Note 9. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash - At December 31, 2009 and 2008, the Company had $17.7 million and $13.7 million, respectively, in cash, money market accounts, and U.S. Government money market accounts at financial institutions, which included amounts in excess of the federally insured limits.
Concentration of Credit Risk — Accounts Receivable —The Company has a relatively small number of key wholesalers that comprise a relatively significant portion of its total accounts receivable balance. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates customers’ creditworthiness to minimize potential credit risks associated with its accounts receivable. The Company has determined that there is no material accounts receivable credit risk exposure beyond the current allowance for uncollectible accounts in the consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Enterprise-wide Disclosures
The Company focuses on two market categories, work and outdoor. The following table presents information about the Company’s net sales attributed to these two market categories (in thousands):

	Years Ended December 31,
Net sales:	2009	2008	2007

Work Market	$88,200	$74,902	$60,893
Outdoor Market	50,952	53,054	57,286

Total	$139,152	$127,956	$118,179

The following table presents information about the Company’s net sales by geography based on the location of the customer (in thousands):

	Years Ended December 31,
Net sales:	2009	2008	2007

United States	$131,897	$120,039	$109,989
Foreign Countries	7,255	7,917	8,190

Total	$139,152	$127,956	$118,179

Included in the Company’s consolidated balance sheets at December 31, 2009 and 2008 are the net assets located outside of the United States of approximately $2.7 million and $1.4 million, respectively. The net book value of long-lived assets located outside of the United States totaled $0.5 million and $0.6 million at December 31, 2009 and 2008, respectively.

The Company sells its products to a large number of customers in different markets across multiple product categories. One customer accounted for 20%, 9% and 1%, respectively, of total revenues for the years ended December 31, 2009, 2008 and 2007.
Note 11. Acquisitions
On May 8, 2009, the Company announced the formation of Environmentally Neutral Design Outdoor, Inc. (“END”). END was formed in the second quarter of 2009 when the Company acquired substantially all the assets of the predecessor company doing business as END Footwear for $0.4 million. The assets acquired included inventory, intellectual property, and property and equipment. END’s results of operations since the date of acquisition have been included in the consolidated financial statements. On August 7, 2009, the Company announced its plans to discontinue END as a standalone footwear brand and to integrate its platform of lightweight footwear designs into the Danner brand.

On July 21, 2008, the Company announced the formation of LaCrosse Europe ApS, a subsidiary based in Denmark. In establishing this company, LaCrosse Europe ApS purchased certain assets for $3.2 million in cash from the Company’s former European distributor, Gateway Footgear. The acquired assets included inventory and sales order backlog. The results of operations since the date of acquisition have been included in the consolidated financial statements. Proforma results of periods prior to the date of

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Acquisitions, Continued
acquisition to include the acquired entity are not included since management has determined they are not material to the consolidated financial statements.
Note 12. Quarterly Selected Financial Data (Unaudited)
The following reflects the Company’s unaudited quarterly results of operations for 2009 and 2008 (in thousands except per share data):

	2009
	Q1	Q2	Q3	Q4

Net sales	$25,910	$29,976	$40,761	$42,505
Gross profit	9,831	12,218	15,721	16,320
Operating income	(1,038)	1,990	3,906	3,727
Income tax provision (benefit)	(398)	315	1,450	1,333
Net income (loss)	(692)	1,658	2,221	2,323

Basic income (loss) per common share	($0.11)	$0.26	$0.35	$0.37
Diluted income (loss) per common share	($0.11)	$0.26	$0.35	$0.36

	2008
	Q1	Q2	Q3	Q4

Net sales	$24,732	$27,810	$40,265	$35,149
Gross profit	10,061	11,242	15,787	13,571
Operating income	1,093	2,304	4,553	2,170
Income tax provision	473	820	1,731	905
Net income	779	1,436	2,768	1,184

Basic income per common share	$0.13	$0.23	$0.44	$0.19
Diluted income per common share	$0.12	$0.22	$0.43	$0.18
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

In 2009, the Company paid quarterly dividends of $0.8 million ($0.125 per common share) on March 18, 2009, June 18, 2009, September 18, 2009, and December 18, 2009, totaling $3.2 million.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Recent Accounting Pronouncements
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”) which is included in the new FASB Accounting Standards Codification as FASB ASC Section 715-20-65. This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 is required for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). The additional disclosure under the standard does not require years prior to fiscal 2009 to be presented for comparative purpose, and only requires additional disclosures concerning plan assets. The adoption of this standard was effective for the Company in the current period, and the Company has complied with such provisions in the financial statements presented herein.
Note 15. Subsequent Events
On February 1, 2010, the Company announced a special cash dividend of one dollar ($1.00) per share of common stock and a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This special and first quarter dividend will be paid together on March 18, 2010 to shareholders of record as of the close of business on February 22, 2010. The total cash payment for this dividend will be approximately $7.1 million.

On February 10, 2010, the Company announced its plans to move into a new Danner® factory in Portland, Oregon. The new Danner® facility will be located in an industrial building approximately one mile from the Company’s corporate headquarters. The new factory will be approximately 59,000 square feet, representing a significant increase in the square footage of the Company’s existing Portland-based factory which is being replaced. The lease has an initial term of approximately five years, and includes provision for three successive extension terms of five years each. The initial term of the lease commences on May 1, 2010, and monthly base rent of $0.03 million becomes payable beginning September 1, 2010.

On January 26, 2010, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. which amends the allowable capital expenditures and cash dividends for the year ended December 31, 2010.