Form 10-Q
period 2010-03-27
LACROSSE FOOTWEAR INC
filed 2010-04-22
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Common Stock, $.01 par value, outstanding as of April 21, 2010: 6,404,889 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I —FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 27,	December 31,	March 28,
(in thousands, except share and per share data)	2010	2009	2009

Assets:
Current Assets:
Cash and cash equivalents	$19,713	$17,739	$12,059
Trade and other accounts receivable, net	16,933	21,635	18,190
Inventories, net (Note 3)	21,928	27,031	28,023
Prepaid expenses and other	1,026	1,129	1,169
Deferred tax assets	1,552	1,503	1,466

Total current assets	61,152	69,037	60,907

Property and equipment, net	8,446	8,482	7,585
Goodwill	10,753	10,753	10,753
Other assets	369	313	310

Total assets	$80,720	$88,585	$79,555

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$7,211	$8,036	$8,352
Accrued compensation	2,088	3,343	1,588
Other accruals (Note 4)	3,012	3,755	1,689

Total current liabilities	12,311	15,134	11,629

Deferred revenue	188	225	338
Deferred lease obligations	635	614	294
Compensation and benefits (Note 8)	4,493	4,680	5,634
Deferred tax liabilities	2,211	2,337	1,273

Total liabilities	19,838	22,990	19,168

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	29,757	29,041	28,549
Accumulated other comprehensive loss (Note 10)	(3,489)	(3,348)	(4,060)
Retained earnings (Notes 9 and 12)	35,989	41,529	37,694
Less cost of 312,738, 381,829 and 421,296 shares of treasury stock, respectively	(1,442)	(1,694)	(1,863)

Total shareholders’ equity	60,882	65,595	60,387

Total liabilities and shareholders’ equity	$80,720	$88,585	$79,555

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	March 27,	March 28,
(in thousands, except per share data)	2010	2009
Net sales	$34,227	$25,910
Cost of goods sold	20,459	16,079

Gross profit	13,768	9,831
Selling and administrative expenses	11,037	10,869

Operating income (loss)	2,731	(1,038)
Non-operating expense	(22)	(52)

Income (loss) before income taxes	2,709	(1,090)
Income tax provision (benefit) (Note 5)	1,047	(398)

Net income (loss)	$1,662	$(692)

Net income (loss) per common share (Note 1):
Basic	$0.26	$(0.11)
Diluted	$0.25	$(0.11)

Weighted average number of common shares outstanding:
Basic	6,371	6,274
Diluted	6,529	6,274
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 27,	March 28,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,662	$(692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	688	662
Stock-based compensation expense (Note 7)	234	227
Deferred income taxes	(175)	338
Loss on disposal of property and equipment	—	37
Changes in operating assets and liabilities:
Trade and other accounts receivable	4,702	4,259
Inventories	5,103	595
Accounts payable	(825)	(1,936)
Accrued expenses and other	(2,124)	(2,294)

Net cash provided by operating activities	9,265	1,196

Cash flows used in investing activities:
Purchases of property and equipment	(682)	(2,173)

Cash flows used in financing activities:
Cash dividends paid (Note 9)	(7,201)	(787)
Purchase of treasury stock	(59)	—
Proceeds from exercise of stock options	796	258

Net cash used in financing activities	(6,464)	(529)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(145)	(118)

Net increase (decrease) in cash and cash equivalents	1,974	(1,624)

Cash and cash equivalents:
Beginning of period	17,739	13,683

End of period	$19,713	$12,059

Supplemental information:
Cash payments for income taxes	$1,455	$62
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation — LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we,” “us,” or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications — Certain amounts in the March 28, 2009 condensed consolidated balance sheet have been reclassified to conform with the December 31, 2009 and the 2010 presentation.

Net Income (Loss) per Common Share — We present our net income on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income per common share is as follows (in thousands):

	Quarter Ended
	March 27,	March 28,
	2010	2009
Basic weighted average shares outstanding	6,371	6,274
Dilutive stock options	158	—

Diluted weighted average shares outstanding	6,529	6,274

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents at March 27, 2010, December 31, 2009, and March 28, 2009 were $19.7 million, $17.7 million, and $12.1 million respectively. We have categorized our cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the first quarter of 2010. We do not have any other financial assets or liabilities that are measured at fair value.
NOTE 3. INVENTORIES
A summary of inventories is presented below (in thousands):

	March 27,	December 31,	March 28,
	2010	2009	2009
Raw materials	$2,324	$4,094	$3,417
Work in process	398	388	329
Finished goods	20,029	23,346	24,765

Subtotal	22,751	27,828	28,511
Less: provision for obsolete and slow-moving inventories	(823)	(797)	(488)

Total	$21,928	$27,031	$28,023

NOTE 4. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products sold for a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, and historical and anticipated future rates of warranty claims. We also utilize historical trends and information received from our customers to assist in determining the appropriate warranty accrual levels.
Accruals for product warranties are included in other accruals in the accompanying condensed consolidated balance sheets. Changes in the accrued product warranty costs during the quarters ended March 27, 2010 and March 28, 2009 are summarized as follows (in thousands):

	Quarter Ended
	March 27,	March 28,
	2010	2009
Balance, beginning of period	$1,409	$1,266
Accruals for products sold	819	773
Warranty claims	(923)	(773)

Balance, end of period	$1,305	$1,266

NOTE 5. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended March 27, 2010 and March 28, 2009 were 38.6% and 36.5%, respectively. The increase in our first quarter 2010 effective tax rate from 2009 is due to an increased state of Oregon income tax rate and federal research and experimentation credits which have not been extended beyond December 31, 2009.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We have concluded tax examinations for U.S. federal and Oregon state filings through the tax year ended December, 2007 and December, 2006, respectively. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities other than Oregon for years prior to December 2004. We are not subject to foreign tax examinations prior to the year ended December 2008.

NOTE 6. FINANCING ARRANGEMENTS
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At March 27, 2010, December 31, 2009 and March 28, 2009, we had no outstanding balances under our financing agreement.
On January 26, 2010, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ended December 31, 2010.
NOTE 7. STOCK-BASED COMPENSATION
We recognized $0.2 million of stock-based compensation expense in each of the quarters ended March 27, 2010 and March 28, 2009, respectively. We use the Black-Scholes option-pricing model to calculate the stock-based compensation expense. Our determination of fair value of option-based awards on the date of grant is affected by subjective assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.
The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted during the periods presented below:

	Quarters Ended
	March 27, 2010	March 28, 2009
Expected dividend yield	4.1%	3.7%
Expected stock price volatility	50%	46%
Risk-free interest rate	2.4%	1.4%
Expected life of options	4.7 years	4.6 years
Estimated forfeiture rate	15%	16%

Weighted average fair value of options granted	$4.13	$3.41
The following table represents stock option activity for the quarter ended March 27, 2010:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	809,523	$11.57
Granted	154,725	13.05
Exercised	(73,468)	9.99
Canceled	(3,675)	12.96

Outstanding options at end of period	887,105	11.95	4.9 years

Outstanding exercisable at end of period	488,925	10.89	4.1 years

At March 27, 2010, the aggregate intrinsic value of options outstanding was $3.3 million, and the aggregate intrinsic value of exercisable options was $2.3 million. The intrinsic value of options exercised during the quarter ended March 27, 2010 was less than $0.4 million.

NOTE 8. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Cost (income) recognized during the quarter:
Interest cost	$227	$236	$4	$4
Expected return on plan assets	(235)	(199)	—	—
Amortization of prior loss	38	48	—	—

Net period cost	$30	$85	$4	$4

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	March 27,	December 31,	March 28,
	2010	2009	2009
Pension Plan	$4,214	$4,405	$5,351
Other Plan	279	275	283

Total compensation and benefits	$4,493	$4,680	$5,634

We contributed $0.2 million to our defined benefit pension plan during the first quarter of 2010 and anticipate contributing an additional $0.6 million during the remainder of 2010.
NOTE 9. CASH DIVIDENDS
On February 1, 2010, we announced a special first quarter cash dividend of one dollar ($1.00) per share of our common stock and a quarterly cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend of $7.2 million was paid on March 18, 2010 to shareholders of record as of the close of business on February 22, 2010.

NOTE 10. COMPREHENSIVE INCOME
Comprehensive Income:
Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.
The reconciliation from net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Quarter Ended
	March 27,	March 28,
	2010	2009
Net income (loss)	$1,662	$(692)
Other comprehensive income (loss):
Minimum pension liability, net of tax	—	87
Foreign currency translation adjustment	(141)	(118)

Comprehensive income (loss)	$1,521	$(723)

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and minimum liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	March 27,	December 31,	March 28,
	2010	2009	2009
Minimum pension liability, net of tax	$(3,079)	$(3,079)	$(3,633)
Accumulated foreign currency translation adjustment	(410)	(269)	(427)

Accumulated other comprehensive loss	$(3,489)	$(3,348)	$(4,060)

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.
NOTE 12. SUBSEQUENT EVENT
On April 22, 2010, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on June 18, 2010 to shareholders of record as of the close of business on May 22, 2010. The total cash payment for this dividend will be approximately $0.8 million.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding competitive advantages of our product offerings and operational excellence, future cash dividend policies, capital expenditure plans for the balance of 2010, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2009 Annual Report on Form 10-K, as may be supplemented or amended in our 2010 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service. Our trusted Danner® and LaCrosse® brands are sold through our four channels of distribution: 1) wholesale (formerly known as retail) 2) government 3) direct and 4) international. We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work consumers include people in law enforcement, transportation, mining, oil and gas exploration and extraction, construction, military services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
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
Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. Our recent sales growth in the U.S. government channel along with continuing expansion in our other channels has positively impacted our sales performance in recent quarters. On a quarterly basis, government orders may not continue at current levels. Future government sales are partially contingent on our ability to fill such orders on a timely basis and on the U.S. government’s policies regarding troop deployments.
On an ongoing and continual basis, we evaluate our portfolio of product offerings to ensure we are providing innovation and performance to the marketplace. As a part of this evaluation process, during the first quarter of 2010, we decided to discontinue specific offerings in the commodity apparel business, which represents approximately $3.0 million of annual net sales. We will no longer offer these products for sale subsequent to the third quarter of 2010.
We signed leases in January and February of 2010 to move our Danner Factory Store and our Danner Factory to new facilities in Portland, Oregon. The leases begin in the first and second quarters of 2010, respectively. The leases each have an initial term of approximately five years and a renewal option for up to fifteen additional years. We anticipate capital expenditures related to leasehold improvements and machinery at these new facilities to be approximately $8.0 million to $9.0 million. We extended our lease at our current factory store and manufacturing operations facilities by two months, until September 30, 2010. We anticipate beginning production at our new factory in the third quarter of 2010.

One of our key contract manufacturers has experienced capacity constraints during the first quarter of 2010, which may negatively impact our supply of certain leather footwear products during the second quarter and third quarter of 2010. We are currently evaluating alternatives to improve capacity for the longer term.
Our third party manufacturers purchase raw materials and component parts from various suppliers to be used in the manufacturing of our products. Our manufacturers have notified us of increases in commodity prices of raw materials that are essential to our products (primarily leather and rubber), as well as labor cost increases. We are currently in discussions with our manufacturers about those increases, and have agreed to specific price increases in some instances. We anticipate that based on these increases, the cost to manufacture our products will increase. Historically, as we have experienced similar increases in manufacturing costs, we have been successful in increasing the selling price of our products.
Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (in thousands).

	Quarter Ended
	March 27,	March 28,
	2010	2009	% Change
Net Sales	$34,227	$25,910	32%
Gross Profit	13,768	9,831	40%
Gross Margin %	40.2%	37.9%	230 bps
Selling and Administrative Expenses	11,037	10,869	2%
% of Net Sales	32.2%	41.9%	(970 bps)
Income (Loss) Before Income Taxes	2,709	(1,090)	349%
Income Tax Provision (Benefit)	1,047	(398)	363%
Net Income (Loss)	1,662	(692)	340%

Trade and other accounts receivable, net	16,933	18,190	(7%)
Inventories	21,928	28,023	(22%)
Quarter Ended March 27, 2010 Compared to Quarter Ended March 28, 2009:
Net Sales: Net sales for the first quarter of 2010 increased 32%, to $34.2 million, from $25.9 million in the same period of 2009. Sales to the work market were $26.3 million for the first quarter of 2010, up 38% from $19.0 million for the same period of 2009. The growth in work market sales reflects continued expansion into various areas of the U.S. government. Sales to the outdoor market were $7.9 million for the first quarter of 2010, up 15% from $6.9 million for the same period in 2009. The growth in outdoor market sales reflects strength in our cold weather and sporting rubber product offerings.
Gross Margin: Gross margin for the first quarter of 2010 was 40.2% of net sales, compared to 37.9% in the same period of 2009. The increase in gross profit of 230 basis points is primarily attributable to improved manufacturing efficiencies in our Portland manufacturing facility related to favorable production mix (280 basis points) as well as improved margins of key rubber products related to changes in our third party manufacturing base which occurred during 2009 (40 basis points), partially offset by sales mix and other items (90 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2010 increased 2%, to $11.0 million from $10.9 million in the same period of 2009. The increase in selling and administrative expenses primarily relates to investments in our domestic sales, marketing and product development functions ($0.4 million) and annual incentive compensation expenses recognized during the quarter ($0.6 million), partially offset by lower distribution costs related to our Midwest distribution center which was under development during the first quarter of 2009 ($0.5 million) and lower spending on our European operations compared to certain start-up costs incurred in the first quarter of 2009 ($0.4 million).
Income Tax Provision: We recognized an income tax expense at an effective rate of 38.6% for the first quarter of 2010 compared to 36.5% in the same period of 2009. The increase in our first quarter 2010 effective tax rate from 2009 is due to an increased state of Oregon income tax rate and federal research and experimentation credits which have not been extended beyond December 31, 2009.
Net Income: Net income for the first quarter of 2010 was $1.7 million, or $0.25 diluted income per common share, compared to a net loss of $0.7 million, or $0.11 diluted loss per common share in the same period of 2009. The increase in net income is attributable to the changes in net sales, gross profit, selling and administrative expenses and tax rate changes as discussed above.

Trade and Other Accounts Receivable, Net: Trade and other accounts receivable decreased $1.3 million from the first quarter of 2009 due to improvements in our collections performance with our wholesale accounts and a higher component of government sales outstanding which typically are paid more timely than our commercial accounts.
Inventories: Inventories decreased $6.1 million, or 22%, as compared to the first quarter of 2009, reflecting stronger than anticipated overall demand in the first quarter. Key changes in the inventory balance related to decreases across certain product categories in anticipation of key product launches during the remainder of 2010 ($2.6 million), a decrease in raw materials inventory to support domestic production related to government sales ($1.1 million), lower European inventories on strong demand ($1.0 million), and other items ($1.4 million).
LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the first quarter of 2010 with cash and cash equivalents of $19.7 million as compared to $12.1 million in the same period in 2009. In recent years, we have funded working capital requirements, capital expenditures, and acquisitions principally with cash generated from operations. In addition, we require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We have not borrowed against our credit line since the third quarter of 2005. We believe that our existing credit facility and anticipated future cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash provided by operating activities was $9.3 million for the first quarter of 2010 compared to $1.2 million during the same period of 2009. The increase in operating cash flows was primarily related to our increases in net sales and the previously discussed decrease in our accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily related to the timing of inventory payments and the payment of incentive compensation which was fully accrued at December 31, 2009.
Investing Activities: Cash used in investing activities was $0.7 million and $2.2 million in the first quarters of 2010 and 2009, respectively. The higher capital expenditures during the first quarter of 2009 represent investments in our Indianapolis distribution center. During 2010, we expect total capital expenditures to be approximately $8.0 million to $9.0 million, which includes leasehold improvements and machinery for the new factory facility and the new factory store.
Financing Activities: Cash used in financing activities was $6.5 million for the first quarter of 2010 compared to $0.5 million during the same period of 2009. A one-time, special dividend of $1.00 per share and a first quarter dividend of $0.125 per share totaling $7.2 million were paid in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009. The higher cash dividends in the first quarter of 2010 were partially offset by higher proceeds from the exercise of stock options during the first quarter of 2010.
A summary of our contractual cash obligations at March 27, 2010 is as follows (in thousands):

	Payments due by year:
		Remaining in
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases (1)	$20,529	$2,041	$2,583	$2,594	$2,605	$2,695	$8,011
Product purchase obligations (2)	7,376	7,376	—	—	—	—	—
Construction contracts (3)	3,657	3,657	—	—	—	—	—

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our leased facilities. In January 2010, we signed a lease to move our Danner Factory Store to a new facility in Portland, Oregon. On February 10, 2010, we announced our plans to move into a new Danner factory in Portland, Oregon. The new facilities lease schedules begin during the first and second quarters of 2010, respectively, for a term of approximately five years, with options to extend the lease for up to fifteen more years. We expect to begin production in the new factory facility in the third quarter of 2010. In April 2010, we signed an additional two month extension for the existing manufacturing operations and factory store facility. With the new additional lease extension, the lease for this facility expires on September 30, 2010. We expect the remaining total rent payments in 2010 to be approximately $2.0 million.

(2)	From time to time, we enter into purchase commitments with our suppliers and third party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At March 27, 2010, no such losses existed.

(3)	We have entered into two separate construction contracts for the build-out of our new retail store and our new Danner manufacturing facility. The amounts included in the table above represent the Guaranteed Maximum Prices under the contracts which will be paid on completion of the projects, unless modified by subsequent change orders or upon termination in which case the cost of work incurred by the contractor to the date of termination plus the contractor’s fees would be paid.
At March 27, 2010 and March 28, 2009, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.1 million and $3.6 million as of March 27, 2010 and March 28, 2009, respectively. We contributed $0.2 million to our pension plan during the first quarter of 2010 and anticipate contributing an additional $0.6 million during the remainder of 2010.
On January 26, 2010, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the years ended December 31, 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in these critical accounting policies since December 31, 2009. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our disclosures regarding market risk since December 31, 2009. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009 for further sensitivity analysis regarding our market risk related to interest rates, pension liability and foreign currencies.
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
PART II
ITEM 1. Legal Proceedings
From time to time, we become involved in ordinary or routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable to occur and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements.

ITEM 1A. Risk Factors
Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Sales to the U.S. Government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels, or we may not be able to fill these orders due to facility constraints.
Our ability to continue to generate sales growth in this channel is partially dependent upon the U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We plan to move into a new Danner factory in Portland, Oregon and begin production during the third quarter of 2010. If the final construction, permits and government approvals of the new facility and the related operating systems are delayed, or if the transition of inventories between the locations is interrupted, we may experience disruptions in manufacturing and shipping products to our customers or higher initial start-up costs than originally planned. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.- manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that such orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings.
Because we depend on third party manufacturers primarily in China, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
Third party manufacturers produce approximately two-thirds of our footwear products. Currently, we source footwear with third party manufacturers primarily located in China. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various potential factors outside of our control, one or more of our third party manufacturers may be unable to continue meeting our production requirements. In the first quarter of 2010, one of our key manufacturers experienced capacity constraints, which may negatively affect our supply of certain leather footwear products during the second and third quarters of 2010. If such capacity constraints are not remedied during the second quarter of 2010, this may further negatively affect our supply and results of operations. Also, certain of our third party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
In addition, we do not have long-term supply contracts with these third party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facility due to capacity constraints, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any fluctuation in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
Current changes in the price of raw materials and labor could adversely affect our financial results, particularly our gross margins.
We source approximately two-thirds of our finished goods from third party manufacturers primarily located in China. Our manufacturers purchase raw materials and component parts from various suppliers to be used in the manufacturing of our products. Our manufacturers have notified us of increases in commodity prices of raw materials that are essential to our products (primarily leather and rubber), as well as labor cost increases. We anticipate that based on these increases, the cost to manufacture our products will increase. Additionally, our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Chinese Renminbi). Historically, as we have experienced similar increases in manufacturing costs, we have been successful in increasing the selling price of our products. If we are unable to increase our selling prices to offset such cost increases, our revenues and earnings would be negatively impacted.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made the following purchases of our equity securities in the first quarter of 2010.

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that May
			Publicly	Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	under the Plans
Period	Purchased	Paid	Programs	or Programs
January 1-31, 2010	4,377 (1)	$13.50	—	—

(1)	In connection with the exercise of options to purchase 4,377 shares of the Company’s common stock, Luke Sims, a former director of the Company, elected to deliver to the Company already owned shares of the Company’s common stock in payment of the exercise price of the option.

ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(10.1)	Multi-Tenant Industrial Lease among LaCrosse Footwear, Inc., Danner, Inc. and DP Partners Portland I, LLC, dated February 9, 2010 (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.2)	Parking Lot Lease among LaCrosse Footwear, Inc., Danner, Inc. and DP Partners Portland I, LLC, dated February 9, 2010. (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.3)	Fourth Amendment, dated as of April 2, 2010, to lease by and between JEPCO Development Co., LLC and LaCrosse Footwear, Inc.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: April 22, 2010	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2010	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)