Form 10-Q
period 2010-06-26
LACROSSE FOOTWEAR INC
filed 2010-07-22
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of July 20, 2010: 6,452,934 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I –FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 26,	December 31,	June 27,
	2010	2009	2009
Assets:
Current Assets:
Cash and cash equivalents	$17,317	$17,739	$5,133
Trade and other accounts receivable, net	16,260	21,635	20,717
Inventories, net (Note 3)	26,410	27,031	34,879
Prepaid expenses and other	1,191	1,129	955
Deferred tax assets	1,450	1,503	1,296

Total current assets	62,628	69,037	62,980

Property and equipment, net	12,135	8,482	8,827
Goodwill	10,753	10,753	10,753
Other assets	347	313	304

Total assets	$85,863	$88,585	$82,864

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$12,872	$8,036	$9,294
Accrued compensation	2,850	3,343	2,089
Other accruals (Note 4)	1,773	3,755	1,493

Total current liabilities	17,495	15,134	12,876

Long-term debt (Note 6)	300	—	—
Deferred revenue	150	225	300
Deferred lease obligations	722	614	583
Compensation and benefits (Note 8)	4,306	4,680	5,383
Deferred tax liabilities	2,181	2,337	2,114

Total liabilities	25,154	22,990	21,256

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	30,243	29,041	28,676
Accumulated other comprehensive loss (Note 10)	(3,645)	(3,348)	(3,857)
Retained earnings (Notes 9 and 12)	35,285	41,529	38,564
Less cost of 265,318, 381,829 and 416,371 shares of treasury stock, respectively	(1,241)	(1,694)	(1,842)

Total shareholders’ equity	60,709	65,595	61,608

Total liabilities and shareholders’ equity	$85,863	$88,585	$82,864

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		First Half Year Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net sales	$26,553	$29,976	$60,780	$55,886
Cost of goods sold	15,690	17,758	36,149	33,837
Gross profit	10,863	12,218	24,631	22,049
Selling and administrative expenses	10,668	10,228	21,705	21,097
Operating income	195	1,990	2,926	952
Non-operating expense, net	(33)	(17)	(55)	(69)
Income before income taxes	162	1,973	2,871	883
Income tax provision (benefit) (Note 5)	61	315	1,108	(83)
Net income	$101	$1,658	$1,763	$966

Net income per common share (Note 1):
Basic	$0.02	$0.26	$0.28	$0.15
Diluted	$0.02	$0.26	$0.27	$0.15

Weighted average number of common shares outstanding:
Basic	6,430	6,298	6,401	6,286
Diluted	6,632	6,361	6,577	6,356
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Year Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net income	$1,763	$966
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisition in 2009:
Depreciation and amortization	1,468	1,346
Stock-based compensation expense (Note 7)	349	337
Deferred income taxes	(98)	1,330
Loss on disposal of property and equipment	4	17
Changes in operating assets and liabilities, net of effects of acquisition in 2009:
Trade and other accounts receivable	5,322	1,732
Inventories	435	(6,108)
Accounts payable	3,517	(994)
Accrued expenses and other	(2,816)	(1,635)

Net cash provided by (used in) operating activities	9,944	(3,009)

Cash flows from investing activities:
Purchases of property and equipment	(3,865)	(3,962)
Proceeds from sale of property and equipment	—	32
Acquisition	—	(388)

Net cash used in investing activities	(3,865)	(4,318)

Cash flows from financing activities:
Proceeds from long-term debt (Note 6)	300	—
Cash dividends paid (Note 9)	(8,007)	(1,575)
Purchase of treasury stock	(59)	—
Proceeds from exercise of stock options	1,369	297

Net cash used in financing activities	(6,397)	(1,278)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(104)	55

Net decrease in cash and cash equivalents	(422)	(8,550)

Cash and cash equivalents:
Beginning of period	17,739	13,683

End of period	$17,317	$5,133

Supplemental information:
Cash payments for income taxes	$3,958	$282
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

	Quarter Ended		First Half Year Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Basic weighted average shares outstanding	6,430	6,298	6,401	6,286
Dilutive stock options	202	63	176	70

Diluted weighted average shares outstanding	6,632	6,361	6,577	6,356

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents at June 26, 2010, December 31, 2009, and June 27, 2009 were $17.3 million, $17.7 million, and $5.1 million respectively. We have categorized our cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the second quarter of 2010. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at June 26, 2010.
NOTE 3. INVENTORIES
A summary of inventories is presented below (in thousands):

	June 26,	December 31,	June 27,
	2010	2009	2009
Raw materials	$2,887	$4,094	$3,491
Work in process	372	388	408
Finished goods	23,790	23,346	31,416

Subtotal	27,049	27,828	35,315
Less: provision for obsolete and slow-moving inventories	(639)	(797)	(436)

Total	$26,410	$27,031	$34,879

NOTE 4. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products sold for a specified time period after sale. We estimate the costs forecasted to be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the sales by warranty categories, and historical and anticipated future rates of warranty claims. We also utilize historical trends and information received from our customers to assist in determining the appropriate warranty accrual levels.
Accruals for product warranties are included in other accruals in the accompanying condensed consolidated balance sheets. Changes in the accrued product warranty costs during the quarters and first half years ended June 26, 2010 and June 27, 2009 are summarized as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Balance, beginning of period	$1,305	$1,266	$1,409	$1,266
Accruals for products sold	740	523	1,559	1,296
Warranty claims	(707)	(555)	(1,630)	(1,328)

Balance, end of period	$1,338	$1,234	$1,338	$1,234

NOTE 5. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended June 26, 2010 and June 27, 2009 were 37.7% and 16.0%, respectively. The year to date effective tax rates for the first half years ended June 26, 2010 and June 27, 2009 were 38.6% and (9.4%), respectively. The increase in the effective tax rate in 2010 is due primarily to an increased state income tax rate, the fact that the federal research and experimentation credit has not been extended beyond December 31, 2009, and the absence of discrete favorable income tax contingency and transfer pricing adjustments that occurred in 2009.

We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We have concluded tax examinations for U.S. federal and Oregon state filings through the tax years ended December, 2007 and December, 2006, respectively. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities other than Oregon for years prior to the December 2004 and 2005 tax years. We are not subject to foreign tax examinations prior to the year ended December 2008.
NOTE 6. FINANCING ARRANGEMENTS
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. This line of credit agreement represents a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings available from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total borrowings available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At June 26, 2010, December 31, 2009 and June 27, 2009, we had no outstanding balances under our line of credit agreement.

On January 26, 2010, we entered into a letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ended December 31, 2010.

In May 2010, we received a loan of $0.3 million from the State of Oregon to finance certain leasehold improvements at our new Danner factory which will begin production in the third quarter of 2010. The loan is recorded as long-term debt and the State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on the portion of the loan forgiven after July 31, 2014 as we meet certain employment criteria at the Danner factory. The employment criteria include maintenance of a certain number of employees over a consecutive eight quarter period that begins no earlier than July 1, 2010 and ends no later than June 30, 2014. The remaining loan balance at that time which has not been forgiven based on meeting the loan criteria will bear interest at 5.0% per annum and will mature on July 31, 2014.
NOTE 7. STOCK-BASED COMPENSATION
We recognized $0.1 million and $0.3 million of stock-based compensation expense in each of the quarters and first half years ended June 26, 2010 and June 27, 2009, respectively. We use the Black-Scholes option-pricing model to calculate stock-based compensation expense. Our determination of fair value of option-based awards on the date of grant is affected by subjective assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.

The following table lists the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted during the periods presented below:

	First Half Year Ended
	June 26, 2010	June 27, 2009
Expected dividend yield	4.1%	3.7%
Expected stock price volatility	50%	46%
Risk-free interest rate	2.4%	1.4%
Expected life of options	4.7 years	4.6 years
Estimated forfeiture rate	15%	16%

Weighted average fair value of options granted	$4.19	$3.35

The following table represents stock option activity for the quarter ended June 26, 2010:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	887,105	$11.95
Granted	7,500	17.08
Exercised	(47,420)	10.89
Canceled	(1,687)	13.13

Outstanding options at end of period	845,498	12.05	4.8 years

Outstanding exercisable at end of period	445,068	10.88	3.9 years

At June 26, 2010, the aggregate intrinsic value of options outstanding was $5.8 million, and the aggregate intrinsic value of exercisable options was $3.6 million. The intrinsic value of options exercised during the quarter ended June 26, 2010 was $0.3 million.
NOTE 8. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information relative to these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Cost (income) recognized during the quarter:
Interest cost	$227	$236	$4	$4
Expected return on plan assets	(235)	(199)	—	—
Amortization of prior loss	38	48	—	—

Net period cost	$30	$85	$4	$4

	Pension Plan		Other Plan
	First Half Year Ended		First Half Year Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Cost (income) recognized during the first half year:
Interest cost	$454	$472	$8	$8
Expected return on plan assets	(470)	(398)	—	—
Amortization of prior loss	76	96	—	—

Net period cost	$60	$170	$8	$8

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	June 26,	December 31,	June 27,
	2010	2009	2009
Pension Plan	$4,024	$4,405	$5,096
Other Plan	282	275	287

Total compensation and benefits	$4,306	$4,680	$5,383

We contributed $0.4 million to our defined benefit pension plan during the first half of 2010 and anticipate contributing an additional $0.4 million during the remainder of 2010.
NOTE 9. CASH DIVIDENDS
On April 22, 2010, we announced a cash dividend of twelve and one-half cents ($0.125) per share of our common stock. The aggregate dividend of $0.8 million was paid on June 18, 2010 to shareholders of record as of the close of business on May 22, 2010.
NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (Loss):
Comprehensive income (loss) represents net earnings plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.
The reconciliation from net income to comprehensive income (loss) is as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net income	$101	$1,658	$1,763	$966
Other comprehensive income:
Minimum pension liability, net of tax	—	30	—	117
Foreign currency translation adjustment	(156)	173	(297)	55

Comprehensive income (loss)	$(55)	$1,861	$1,466	$1,138

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and minimum liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 26,	December 31,	June 27,
	2010	2009	2009
Minimum pension liability, net of tax	$(3,079)	$(3,079)	$(3,603)
Accumulated foreign currency translation adjustment	(566)	(269)	(254)

Accumulated other comprehensive loss	$(3,645)	$(3,348)	$(3,857)

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.
NOTE 12. SUBSEQUENT EVENT
On July 22, 2010, we announced a third quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on September 18, 2010 to shareholders of record as of the close of business on August 22, 2010. The total cash payment for this dividend will be approximately $0.8 million.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements of our expectations related to our seasonal demand being stronger in the second half of the year, our future sales performance with the U.S. government, the impact of our decision to discontinue product offerings in the commodity apparel business, our ability to mitigate the impact of supply constraints in our third-party manufacturing base, our successful implementation of increases in our selling prices to offset increases in product costs from our third-party manufacturers, future cash dividend policies, capital expenditure plans for the balance of 2010, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2009 Annual Report on Form 10-K, as may be supplemented or amended in our 2010 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear and apparel, supported by compelling marketing and superior customer service. Our trusted Danner® and LaCrosse® brands are sold through our four channels of distribution: 1) wholesale 2) government 3) direct and 4) international. We focus on two types of consumers for our footwear and apparel lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
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
Our sales growth continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. Our recent sales growth in the U.S. government channel along with continuing expansion in our other channels has positively impacted our sales performance in recent quarters. We may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders. Future U.S. government sales are partially contingent on our ability to fill such orders on a timely basis and on the U.S. government’s policies regarding troop deployments in regions requiring our specialized footwear.
We continually evaluate our portfolio of product offerings to ensure we are providing innovation and performance to the marketplace. As a part of this evaluation process, during the first quarter of 2010, we decided to discontinue specific offerings in the commodity apparel business, which has historically represented approximately $3.0 million of annual net sales. We plan to discontinue sales of these products after the third quarter of 2010.
We signed leases in January and February of 2010 to move our Danner factory store and our Danner factory to new facilities in Portland, Oregon. The leases began in the first and second quarters of 2010, respectively. The leases each have an initial term of approximately five years and renewal options for up to fifteen additional years. We anticipate 2010 capital expenditures related to leasehold improvements and machinery at these new facilities to be approximately $7.0 million to $8.0 million. We have extended our lease at our current Danner factory in Portland, Oregon until September 30, 2010. We anticipate beginning production at our new factory in the third quarter of 2010.
One of our key contract manufacturers has experienced capacity constraints during the first half of 2010, which may negatively impact our supply of certain leather footwear products during the second half of 2010. We are currently pursuing various alternatives to improve capacity and product availability to meet forecasted demand for the long term.
Our third-party manufacturers and our Danner factory purchase raw materials and component parts from various suppliers to be used in manufacturing our products. We have experienced an increase in the commodity price of raw materials that are essential to our products (primarily leather and rubber), as well as labor cost increases in our third-party manufacturing facilities. Based on these increases, the cost to manufacture our products has increased. Historically, as we have experienced similar increases in manufacturing costs, we have been successful in increasing the selling price of our products to mitigate the long term impact, and expect to be able to adjust our pricing in response to these increases.
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

	Quarter Ended			First Half Year Ended
	June 26,	June 27,		June 26,	June 27,
	2010	2009	%Change	2010	2009	%Change

Net Sales	$26,553	$29,976	(11%)	$60,780	$55,886	9%
Gross Profit	10,863	12,218	(11%)	24,631	22,049	12%
Gross Margin %	40.9%	40.8%	10 bps	40.5%	39.5%	100 bps
Selling and Administrative Expenses	10,668	10,228	4%	21,705	21,097	3%
% of Net Sales	40.2%	34.1%	610 bps	35.7%	37.8%	(210 bps)
Non-Operating Expense, net	(33)	(17)	94%	(55)	(69)	(20%)
Income Before Income Taxes	162	1,973	(92%)	2,871	883	225%
Income Tax Provision (Benefit)	61	315	(81%)	1,108	(83)	1435%
Net Income	101	1,658	(94%)	1,763	966	83%

Trade and other accounts receivable, net	16,260	20,717	(22%)
Inventories, net	26,410	34,879	(24%)
Quarter Ended June 26, 2010 Compared to Quarter Ended June 27, 2009:
Net Sales: Net sales for the second quarter of 2010 decreased 11%, to $26.6 million, from $30.0 million in the same period of 2009. The decline in overall net sales is attributable primarily to a decline in sales in the work market compared to the prior period. Sales to the work market were $18.6 million for the second quarter of 2010, down 15% from $21.9 million in the same period of 2009. The decline in work market sales is primarily due to decreased sales to the U.S. government and associated suppliers. U.S. government sales were negatively impacted by the timing and requested ship dates of contract orders as compared to the second quarter of 2009. Sales to the outdoor market were $8.0 million for the second quarter of

2010, down 2% from $8.1 million in the same period of 2009. The quarterly decrease in outdoor sales reflects the impact of constraints on the supply of finished goods caused by capacity limitations experienced by our manufacturing partners in China. Limitations on the supply of our products especially impacted sales of certain key hunting product styles as retailers transition to product styles being launched in the second half of 2010.
Gross Margin: Gross margin for the second quarter of 2010 was 40.9% of net sales, compared to 40.8% in the same period of 2009. The increase in gross margin of 10 basis points is primarily attributable to improved sales mix (40 basis points), improved margins of key rubber products related to changes in our third party manufacturing base which occurred during 2009 and other items (120 basis points), partially offset by increased manufacturing costs at our Portland factory (150 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2010 increased 4%, to $10.7 million from $10.2 million in the same period of 2009. The increase in selling and administrative expenses primarily relates to investments in our domestic sales, marketing and product development functions ($1.5 million), partially offset by the absence of costs incurred in connection with certain start-up activities occurring in the second quarter of 2009, including costs associated with our midwest distribution center ($0.5 million), our European operations ($0.3 million) and our subsidiary Environmentally Neutral Design Outdoor, Inc. (“END”), which has since been discontinued ($0.2 million).
Income Tax Provision: We recognized an income tax expense at an effective rate of 37.7% for the second quarter of 2010 compared to 16.0% in the same period of 2009. The increase in the effective tax rate in 2010 is due primarily to an increased state income tax rate, the fact that the federal research and experimentation credit has not been extended beyond December 31, 2009, and the absence of discrete favorable income tax contingency and transfer pricing adjustments that occurred in 2009.
Net Income: Net income for the second quarter of 2010 was $0.1 million, or $0.02 diluted income per common share, compared to net income of $1.7 million, or $0.26 diluted income per common share in the same period of 2009. The decrease in net income is attributable to the changes in net sales, gross profit, selling and administrative expenses and tax rate changes as discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable decreased $4.5 million, or 22%, from the second quarter of 2009 due to lower quarterly sales as well as improvements in our collections performance with our key wholesale accounts.
Inventories: Inventories decreased $8.5 million, or 24%, as compared to the second quarter of 2009. Key changes affecting the inventory balance included the planned transition to certain key product styles being launched in the second half of 2010, as well as the supply of finished goods caused by capacity limitations experienced by our manufacturing partners in China ($2.9 million), a decrease in raw materials inventory to support domestic production related to U.S. government sales ($0.6 million), lower European inventories ($1.4 million), the exit of the commodity apparel business ($0.9 million) and various other items ($2.7 million).
First Half of 2010 Compared to the First Half of 2009:
Net Sales: Net sales for the first half of 2010 increased 9%, to $60.8 million, from $55.9 million in the same period of 2009. Sales to the work market were $45.0 million in the first half of 2010, up 10% from $40.9 million in the same period in 2009. The growth in work market sales primarily reflects increased sales to various agencies of the U.S. government and associated suppliers. Sales to the outdoor market were $15.8 million for the first half of 2010, up 5% from $15.0 million in the same period of 2009. The growth in outdoor market sales was led by increased sales in our hiking, cold weather, and rubber product offerings both in the U.S. and Europe, partially offset by declines in our hunting product offerings. A portion of the decline in our hunting product lines is attributable to the impact of constraints on the supply of finished goods caused by capacity limitations experienced by our manufacturing partners in China. Limitations on the supply of our products especially impacted sales of certain key hunting product styles as retailers transition to product styles being launched in the second half of 2010.
Gross Margin: Gross margin for the first half of 2010 was 40.5% of net sales, compared to 39.5% in the same period of 2009. The increase in gross margin of 100 basis points is the result of production efficiencies at our Portland factory attributable to favorable production mix (70 basis points), improved margins of key rubber products related to changes in our third party manufacturing base which occurred during 2009 (40 basis points), partially offset by other items (10 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2010 increased $0.6 million, or 3%, to $21.7 million from $21.1 million in the same period of 2009. The increase in selling and administrative expenses primarily relates to investments in our domestic sales, marketing and product development functions ($1.9 million) and annual incentive compensation expenses recognized during the first half of the year ($0.6 million). These items were partially offset by the absence of costs incurred in connection with certain start-up activities occurring in the first half of 2009 including our midwest distribution center ($0.9 million), our European operations ($0.7 million) and our subsidiary Environmentally Neutral Design Outdoor, Inc. (“END”) , which has since been discontinued ($0.2 million), and other items ($0.1 million).
Income Tax Provision (Benefit): We recognized an income tax provision at an effective rate of 38.6% for the first half of 2010 compared to income tax benefit at an effective tax rate of (9.4)% in the same period of 2009. The increase in the effective tax rate in the first half of 2010 is due primarily to an increased state income tax rate, the fact that the federal research and experimentation credit has not been extended beyond December 31, 2009, and the absence of discrete favorable income tax contingency and transfer pricing adjustments which were realized in the second quarter of 2009 and related to taxable years prior to 2009.
Net Income: Net income for the first half of 2010 was $1.8 million, or $0.27 diluted income per common share, compared to net income of $1.0 million, or $0.15 diluted earnings per common share in the same period of 2009. The increase in net income of $0.8 million, or 83% is attributable to the changes in net sales, gross profit, selling and administrative expenses and tax rate changes as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the second quarter of 2010 with cash and cash equivalents of $17.3 million as compared to $5.1 million in the same period in 2009. In recent years, we have funded working capital requirements, capital expenditures, and acquisitions principally with cash generated from operations. In addition, we require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We have not borrowed against our credit line since 2005. We believe that our anticipated future cash flows from operations and our existing credit facility will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash provided by operating activities was $9.9 million for the first half of 2010 compared to cash used of $3.0 million during the same period of 2009. The increase in operating cash flows of $13.0 million was primarily related to increases in net sales, decreases in our accounts receivable and inventories, and increase in our accounts payable. This was partially offset by a decrease in accrued expenses. The increase in accounts payable is primarily related to the timing of payments to our third-party manufacturers for inventories and to our construction partners in connection with our new Danner factory. The decrease in accrued expenses is primarily due to the payment of incentive compensation which was fully accrued at December 31, 2009.
Investing Activities: Cash used in investing activities was $3.9 million and $4.3 million in the first halves of 2010 and 2009, respectively. The capital expenditures during the first half of 2010 represent investments in our new factory facility and the new factory store which opened during the second quarter of 2010. During 2010, we expect total capital expenditures to be approximately $9.0 million to $10.0 million, which includes leasehold improvements and machinery for the new factory facility and the new factory store.
Financing Activities: Cash used in financing activities was $6.4 million for the first half of 2010 compared to $1.3 million during the same period of 2009. Dividends paid in the first half of 2010 were $8.0 million as compared with dividends paid of $1.6 million in the same period of 2009. Dividends paid in the first half of 2010 included a one-time, special dividend of $1.00 per share and first and second quarter dividends of $0.125 per share. The higher cash dividends in the first half of 2010 were partially offset by higher proceeds from the exercise of stock options during the first half of 2010 and proceeds from long-term debt from the State of Oregon.
A summary of our contractual cash obligations at June 26, 2010 is as follows (in thousands):

	Payments due by year:
		Remaining in
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases (1)	$19,800	$1,312	$2,583	$2,594	$2,605	$2,695	$8,011

Product purchase obligations (2)	13,715	13,715	—	—	—	—	—

Construction contracts (3)	3,417	3,417	—	—	—	—	—

(1)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our leased facilities. In January 2010, we signed a lease to move our Danner Factory Store to a new facility in Portland, Oregon. On February 10, 2010, we announced our plans to move into a new Danner factory in Portland, Oregon. These new facilities lease schedules began during the first and second quarters of 2010, respectively, for terms of approximately five years, with options to extend the leases for up to fifteen more years. We will begin production in the new factory facility in the third quarter of 2010. In April 2010, we signed an additional two month extension for the existing manufacturing operations and factory store facility. With the new additional lease extension, the lease for this facility expires on September 30, 2010.

(2)	From time to time, we enter into purchase commitments with our suppliers and third party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At June 26, 2010, no such losses existed.

(3)	In the first quarter of 2010, we entered into a construction contract for the build-out of our new Danner manufacturing facility. The amount included in the table above represents the guaranteed maximum price under the contract which will be paid on completion of the project, unless modified by subsequent change orders or upon termination in which case the cost of work incurred by the contractor to the date of termination plus the contractor’s fees would be paid.
At June 26, 2010 and June 27, 2009, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.1 million and $3.6 million as of June 26, 2010 and June 27, 2009, respectively. We contributed $0.4 million to our pension plan during the first half of 2010 and anticipate contributing an additional $0.4 million during the remainder of 2010.
On January 26, 2010, we entered into a letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ended December 31, 2010.
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
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
From time to time, we become involved in regulatory or legal proceedings incidental or routine to our business. When a loss is deemed probable to occur and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements.
ITEM 1A. Risk Factors
Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Sales to the U.S. government, which are becoming an increasingly significant portion of our net sales, may not continue at current levels, and we may not be able to fill these orders due to facility constraints. Additionally, we may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders.
Our ability to continue to generate sales growth in the government channel is partially dependent upon the U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear. Additionally a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We plan to move into a new Danner factory in Portland, Oregon and begin production during the third quarter of 2010. If the final construction, permits and government approvals of the new facility and the related operating systems are delayed, or if the transition of inventories between the locations is interrupted, we may experience disruptions in manufacturing and shipping products to our customers or higher initial start-up costs than expected. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from the U.S. government sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.- manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that orders by these customers can be sporadic, we may incur fixed costs associated with anticipated demand even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our results of operations.
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
Due to various factors outside of our control, one or more of our third party manufacturers may be unable to continue meeting our production requirements. In the first half of 2010, one of our key manufacturers experienced capacity constraints, which has negatively affected our supply of certain leather footwear products during the second quarter and may continue to affect our supply of certain leather footwear products in the second half of 2010. We are currently pursuing various alternatives to improve capacity and product availability to meet forecasted demand for the long term. If additional capacity constraints arise and are not remedied, this may further negatively affect our supply of products and our results of operations. Also, certain of our third party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
We do not have long-term supply contracts with these third party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products at acceptable cost levels by increasing production in our company-operated manufacturing facility due to capacity constraints, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any fluctuation in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

Current changes in the price of raw materials and labor could adversely affect our financial results, particularly our gross margins.
Our third party manufacturers and our domestic manufacturing facility purchase raw materials and component parts from various suppliers to be used in manufacturing our products. We have experienced increases in the commodity price of raw materials that are essential to our product (primarily leather and rubber), as well as labor cost increases in our third party manufacturing facilities. Based on these increases, the cost to manufacture our products has increased. Additionally, our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Chinese Renminbi). Currency fluctuation is one of the many variables we continually monitor around the world, including commodity costs, labor inflation, trade laws, and product sourcing. China recently announced that it would reform its Renminbi exchange rate regime and increase exchange rate fluctuation flexibility which may cause product prices to increase in the future. Historically, as we have experienced increases in manufacturing costs, we have been successful in increasing the selling price of our products to mitigate the long term impact, and expect to be able to adjust our pricing in response to these increases. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and earnings would be negatively impacted.

ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(10.1)	Amended and Restated Credit Agreement, dated as of September 8, 2006, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [1]

(10.2)	Second Amended and Restated Credit Agreement, dated as of March 1, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. [1]

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[1]	Refiled to include all schedules and exhibits, as requested by the staff of the Securities and Exchange Commission by comment letter dated May 7, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: July 22, 2010	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2010	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)