Form 10-Q
period 2010-09-25
LACROSSE FOOTWEAR INC
filed 2010-10-21
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
Common Stock, $.01 par value, outstanding as of October 19, 2010: 6,454,272 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I —FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 25,	December 31,	September 26,
(in thousands, except share and per share data)	2010	2009	2009

Assets:
Current Assets:
Cash and cash equivalents	$3,618	$17,739	$3,495
Trade and other accounts receivable, net	26,694	21,635	27,931
Inventories, net (Note 3)	34,678	27,031	34,549
Prepaid expenses and other	1,063	1,129	1,017
Deferred tax assets	1,364	1,503	1,302

Total current assets	67,417	69,037	68,294

Property and equipment, net	15,607	8,482	8,685
Goodwill	10,753	10,753	10,753
Other assets	256	313	298

Total assets	$94,033	$88,585	$88,030

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$19,472	$8,036	$11,688
Accrued compensation	2,897	3,343	2,546
Product warranty and other accruals (Note 4)	2,213	3,755	1,893

Total current liabilities	24,582	15,134	16,127

Long-term debt (Note 6)	300	—	—
Deferred revenue	588	225	263
Deferred lease obligations	750	614	599
Compensation and benefits (Note 8)	4,119	4,680	5,424
Deferred tax liabilities	2,360	2,337	2,174

Total liabilities	32,699	22,990	24,587

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	30,364	29,041	28,857
Accumulated other comprehensive loss (Note 10)	(3,488)	(3,348)	(3,703)
Retained earnings (Notes 9 and 12)	35,624	41,529	39,997
Less cost of 263,355, 381,829 and 400,591 shares of treasury stock, respectively	(1,233)	(1,694)	(1,775)

Total shareholders’ equity	61,334	65,595	63,443

Total liabilities and shareholders’ equity	$94,033	$88,585	$88,030

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 25,	September 26,	September 25,	September 26,
(in thousands, except per share data)	2010	2009	2010	2009
Net sales	$37,682	$40,761	$98,462	$96,647
Cost of goods sold	23,666	25,040	59,815	58,877

Gross profit	14,016	15,721	38,647	37,770
Selling and administrative expenses	11,962	11,815	33,667	32,912

Operating income	2,054	3,906	4,980	4,858
Non-operating expense, net	(51)	(235)	(106)	(304)

Income before income taxes	2,003	3,671	4,874	4,554
Income tax provision (Note 5)	857	1,450	1,965	1,367

Net income	$1,146	$2,221	$2,909	$3,187

Net income per common share (Note 1):
Basic	$0.18	$0.35	$0.45	$0.51
Diluted	$0.17	$0.35	$0.44	$0.50

Weighted average number of common shares outstanding:
Basic	6,453	6,307	6,419	6,293
Diluted	6,598	6,403	6,584	6,364
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Quarters Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net income	$2,909	$3,187
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisition in 2009:
Depreciation and amortization	2,205	2,041
Stock-based compensation expense (Note 7)	455	448
Deferred income taxes	165	1,366
Loss on disposal of property and equipment	7	194
Changes in operating assets and liabilities, net of effects of acquisition in 2009:
Trade and other accounts receivable	(4,621)	(5,482)
Inventories	(7,743)	(5,778)
Accounts payable	9,764	1,400
Accrued expenses and other	(2,297)	(735)

Net cash provided by (used in) operating activities	844	(3,359)

Cash flows from investing activities:
Purchases of property and equipment	(7,773)	(4,723)
Proceeds from sale of property and equipment	1	33
Acquisition	—	(388)

Net cash used in investing activities	(7,772)	(5,078)

Cash flows from financing activities:
Proceeds from long-term debt (Note 6)	300	—
Cash dividends paid (Note 9)	(8,813)	(2,362)
Purchase of treasury stock	(59)	—
Proceeds from exercise of stock options	1,393	432

Net cash used in financing activities	(7,179)	(1,930)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(14)	179

Net decrease in cash and cash equivalents	(14,121)	(10,188)

Cash and cash equivalents:
Beginning of period	17,739	13,683

End of period	$3,618	$3,495

Supplemental information:
Cash payments for income taxes	$4,219	$322
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
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that the first three quarters end on a Saturday, and that the year end on December 31. As a result, every first quarter and every fourth quarter have a unique number of days. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and operating income have been more heavily weighted to the second half of the year.
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

	Quarter Ended		Three Quarters Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Basic weighted average shares outstanding	6,453	6,307	6,419	6,293
Dilutive stock options	145	96	165	71

Diluted weighted average shares outstanding	6,598	6,403	6,584	6,364

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents at September 25, 2010, December 31, 2009, and September 26, 2009 were $3.6 million, $17.7 million, and $3.5 million respectively. We have categorized our cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the third quarter of 2010. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at September 25, 2010.
NOTE 3. INVENTORIES
A summary of inventories is presented below (in thousands):

	September 25,	December 31,	September 26,
	2010	2009	2009
Raw materials	$6,511	$4,094	$4,530
Work in process	443	388	351
Finished goods	28,111	23,346	30,297

Subtotal	35,065	27,828	35,178
Less: provision for obsolete and slow-moving inventories	(387)	(797)	(629)

Total	$34,678	$27,031	$34,549

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
Changes in the accrued product warranty costs during the quarters and three quarters ended September 25, 2010 and September 26, 2009 are summarized as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Balance, beginning of period	$1,338	$1,234	$1,409	$1,266
Accruals for products sold	637	527	2,196	1,906
Warranty claims	(502)	(465)	(2,132)	(1,876)

Balance, end of period	$1,473	$1,296	$1,473	$1,296

NOTE 5. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended September 25, 2010 and September 26, 2009 were 42.8% and 39.5%, respectively. The year to date effective tax rates for the first three quarters ended September 25, 2010 and September 26, 2009 were 40.3% and 30.0%, respectively. The difference in the blended effective federal and state tax rates for the first three quarters of 2010 and our federal statutory tax rate of 34.0% is primarily due to state tax and the impact of discrete items arising from the completion of our 2009 tax returns relative to our year to date income before taxes.
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
NOTE 6. FINANCING ARRANGEMENTS
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings available from January 1 to May 31 is $17.5 million, and $30.0 million from June 1 to December 31. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At September 25, 2010, December 31, 2009 and September 26, 2009, we had no outstanding balances under our line of credit agreement.
On January 26, 2010, we entered into a letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ending December 31, 2010.
In May 2010, we received a loan of $0.3 million from the State of Oregon to finance certain leasehold improvements at our new Danner factory which began production in the third quarter of 2010. The State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on any portion of the loan forgiven upon meeting employment criteria at the Danner factory. The employment criteria requires a certain number of employees at the Danner factory over a consecutive eight quarter period beginning July 1, 2010 and ending no later than June 30, 2014. The remaining loan balance at that time which has not been forgiven will bear interest at 5.0% per annum and will mature on July 31, 2014. As we meet the specified employment criteria at the Danner factory during a given period, beginning with the fourth quarter of 2010, a corresponding portion of the loan will be reclassified to deferred revenue and amortized over the life of the factory lease.
NOTE 7. STOCK-BASED COMPENSATION
We recognized $0.1 million and $0.5 million of stock-based compensation expense in the quarter and three quarters ended September 25, 2010 as compared to $0.1 million and $0.4 million in the quarter and three quarters ended September 26, 2009. We use the Black-Scholes option-pricing model to calculate stock-based compensation expense. Our determination of fair value of option-based awards on the date of grant is affected by subjective assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected life of the stock options granted. The expected volatility, life of options and dividend yield are based on historical experience.
The following table includes the assumptions we used in determining the fair value of stock options and the resulting weighted average fair value of options granted during the periods presented below:

	Three Quarters Ended
	September 25, 2010	September 26, 2009
Expected dividend yield	4.1%	3.7%
Expected stock price volatility	50%	46%
Risk-free interest rate	2.4%	1.4%
Expected life of options	4.7 years	4.6 years
Estimated forfeiture rate	15%	16%

Weighted average fair value of options granted	$4.19	$3.25

The following table represents stock option activity for the quarter ended September 25, 2010:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	845,498	$12.05
Granted	2,500	12.90
Exercised	(1,963)	11.54
Canceled	(35,993)	13.53

Outstanding options at end of period	810,042	11.99	4.5 years

Outstanding exercisable at end of period	450,133	10.86	3.7 years

At September 25, 2010, the aggregate intrinsic value of options outstanding was $1.9 million, and the aggregate intrinsic value of exercisable options was $1.5 million. The intrinsic value of options exercised during the quarter ended September 25, 2010 was $0.01 million.
NOTE 8. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Cost (income) recognized during the quarter:
Interest cost	$227	$236	$4	$4
Expected return on plan assets	(235)	(199)	—	—
Amortization of prior loss	38	48	—	—

Net period cost	$30	$85	$4	$4

	Pension Plan		Other Plan
	Three Quarters Ended		Three Quarters Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Cost (income) recognized during the first three quarters:
Interest cost	$681	$708	$12	$12
Expected return on plan assets	(705)	(597)	—	—
Amortization of prior loss	114	144	—	—

Net period cost	$90	$255	$12	$12

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	September 25,	December 31,	September 26,
	2010	2009	2009
Pension Plan	$3,832	$4,405	$5,132
Other Plan	287	275	292

Total compensation and benefits	$4,119	$4,680	$5,424

We contributed $0.7 million to our defined benefit pension plan during the first three quarters of 2010 and anticipate contributing an additional $0.1 million during the remainder of 2010.
NOTE 9. CASH DIVIDENDS
On July 22, 2010, we announced a quarterly cash dividend of twelve and one-half cents ($0.125) per share of our common stock. The aggregate dividend of $0.8 million was paid on September 18, 2010 to shareholders of record as of the close of business on August 22, 2010.
NOTE 10. COMPREHENSIVE INCOME
Comprehensive Income:
Comprehensive income represents net income plus revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.
The reconciliation from net income to comprehensive income is as follows (in thousands):

	Quarter Ended		Three Quarters Year Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net income	$1,146	$2,221	$2,909	$3,187
Other comprehensive income:
Minimum pension liability, net of tax	—	30	—	147
Foreign currency translation adjustment	157	125	(140)	179

Comprehensive income	$1,303	$2,376	$2,769	$3,513

     Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and minimum liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	September 25,	December 31,	September 26,
	2010	2009	2009
Minimum pension liability, net of tax	$(3,079)	$(3,079)	$(3,573)
Accumulated foreign currency translation adjustment	(409)	(269)	(130)

Accumulated other comprehensive loss	$(3,488)	$(3,348)	$(3,703)

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
NOTE 12. SUBSEQUENT EVENTS
On October 21, 2010, we announced a fourth quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on December 18, 2010 to shareholders of record as of the close of business on November 22, 2010. The total cash payment for this dividend will be approximately $0.8 million.
On September 30, 2010 we entered into an additional letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the remainder of 2010.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements of our expectations related to our seasonal demand being stronger in the second half of the year, our future sales performance with the U.S. government, the impact of our decision to discontinue product offerings in the apparel business, our ability to mitigate the impact of supply constraints in our third-party manufacturing base, our successful implementation of increases in our selling prices to offset increases in product costs from our third-party manufacturers, future cash dividend policies, capital expenditure plans for the balance of 2010, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2009 Annual Report on Form 10-K, as may be supplemented or amended in our 2010 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear, and support our product offerings with compelling marketing and superior customer service. Our trusted Danner® and LaCrosse® brands are sold through four channels of distribution: 1) wholesale 2) government 3) direct and 4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
Weather, especially in the fall and winter, has been, and will likely continue to be, a significant contributing factor impacting our financial performance. Our sales are typically higher in the second half of the year due to stronger demand for our cold and wet weather outdoor product offerings. We augment these offerings by infusing innovative technology into all product categories with the intent to create additional demand in all four quarters of the year.
Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. We have experienced, and may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders. Future U.S. government sales are dependent upon a wide range of factors, some of which are outside of our ability to control. Such factors include the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules and increased competition from other footwear suppliers.
We continually evaluate our portfolio of product offerings to ensure we are providing innovative and high-performance products to the marketplace. As a part of this evaluation process, during the first quarter of 2010 we decided to discontinue specific offerings in the commodity apparel business, which has historically represented approximately $3.0 million of annual net sales. We sold all remaining inventories related to this product line in the third quarter of 2010. Additionally, we made a strategic decision to discontinue our remaining product offerings in the apparel business during the third quarter of 2010, which comprised $1.0 million of net sales during that quarter and has historically represented approximately $2.0 million of annual net sales. We believe that our remaining apparel inventories will be sold by the end of the first quarter of 2011, with a negligible impact on our gross margins during that period.
One of our key contract manufacturers has experienced capacity constraints during the first three quarters of 2010, which negatively affected our supply of certain leather footwear products during the third quarter of 2010. We anticipate a smaller impact on our product availability during the fourth quarter and we are currently pursuing various alternatives to improve capacity and product availability to meet forecasted demand for the long term.
Our third-party manufacturers and our Danner factory purchase raw materials and component parts from various suppliers to be used in manufacturing our products. We have experienced an increase in the commodity price of raw materials that are essential to our products (primarily leather and rubber), as well as labor cost increases in our third-party manufacturing facilities. Based on these increases, the cost to manufacture our products has increased. Historically, as we have experienced similar increases in manufacturing costs, we have been successful in increasing the selling price of our products to mitigate the long term impact, and we expect to be able to adjust our pricing in response to these increases.
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

	Quarter Ended			Three Quarters Year Ended
	September 25,	September 26,		September 25,	September 26,
	2010	2009	% Change	2010	2009	% Change
Net Sales	$37,682	$40,761	(8%)	$98,462	$96,647	2%
Gross Profit	14,016	15,721	(11%)	38,647	37,770	2%
Gross Margin %	37.2%	38.6%	(140 bps)	39.3%	39.1%	20 bps
Selling and Administrative Expenses	11,962	11,815	1%	33,667	32,912	2%
% of Net Sales	31.7%	29.0%	270 bps	34.2%	34.1%	10 bps
Non-Operating Expense, net	(51)	(235)	(78%)	(106)	(304)	(65%)
Income Before Income Taxes	2,003	3,671	(45%)	4,874	4,554	7%
Income Tax Provision	857	1,450	(41%)	1,965	1,367	44%
Net Income	1,146	2,221	(48%)	2,909	3,187	(9%)

Trade and other accounts receivable, net	26,694	27,931	(4%)
Inventories, net	34,678	34,549	0%
Quarter Ended September 25, 2010 Compared to Quarter Ended September 26, 2009:
Net Sales: Net sales for the third quarter of 2010 decreased 8% to $37.7 million, from $40.8 million in the same period of 2009. Both work and outdoor sales continued to be significantly impacted by the supply of finished products caused by capacity limitations of our third party manufacturing partners in China.
Sales to the work market were $18.7 million for the third quarter of 2010, down 16% from $22.1 million in the same period of 2009. In addition to supply constraints, the decline in work market sales is due to decreased sales to the U.S. government, partially offset by increases in other work product categories. Sales to the outdoor market were $19.0 million for the third quarter of 2010, up 2% from $18.7 million in the same period of 2009. The increase in sales to the outdoor market is attributable to increased demand for hunting boots, partially offset by the impact of supply constraints.
Gross Margin: Gross margin for the third quarter of 2010 was 37.2% of net sales, compared to 38.6% in the same period of 2009. The decrease in gross margin of 140 basis points is primarily attributable to one-time costs related to the transition into our new Portland factory (90 basis points), write-offs associated with our decision to exit the apparel market (40 basis points) and other items (10 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the third quarter of 2010 increased 1%, to $12.0 million from $11.8 million in the same period of 2009. The increase in selling and administrative expenses primarily relates to one-time costs associated with opening our new Portland factory and factory store ($0.4 million), increased marketing activities ($0.2 million) and other increases ($0.2 million), partially offset by lower costs associated with our European operations ($0.3 million) and our discontinued subsidiary, Environmentally Neutral Design Outdoor, Inc. which was discontinued in the third quarter of 2009 ($0.3 million).
Income Tax Provision: We recognized income tax expense at an effective rate of 42.8% for the third quarter of 2010 compared to 39.5% in the same period of 2009. The increase in the effective tax rate in 2010 is due primarily to an increased state income tax rate, federal research and experimentation credits which have not been extended beyond December 31, 2009, and the impact of certain discrete items arising from the completion of our 2009 tax returns in the third quarter.
Net Income: Net income for the third quarter of 2010 was $1.1 million, or $0.17 diluted net income per common share, compared to net income of $2.2 million, or $0.35 diluted net income per common share in the same period of 2009. The decrease in net income is attributable to the changes in net sales, gross profit, selling and administrative expenses and our effective tax rate, as discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable decreased $1.2 million, or 4%, from the third quarter of 2009 due to lower quarterly net sales as well as improvements in our collections performance with our key wholesale accounts.
Inventories: Inventories increased $0.1 million from the third quarter of 2009. Year-over-year changes affecting the inventory balance included increased domestic raw materials purchased for anticipated near-term demand ($2.0 million), partially offset by decreased finished goods inventories resulting from ongoing factory capacity constraints experienced by our third-party manufacturers ($0.7 million) and decreased inventory in Europe ($1.2 million).
First Three Quarters of 2010 Compared to the First Three Quarters of 2009:
Net Sales: Net sales for the first three quarters of 2010 increased 2%, to $98.5 million, from $96.6 million in the same period of 2009. Sales to the work market were $63.6 million for the first three quarters of 2010, up 1% from $63.0 million for the same period of 2009. The growth in work market sales reflects increased sales in niche markets, partially offset by lower sales to the U.S. government. Sales to the outdoor market were $34.9 million during the first three quarters of 2010, up 4% from $33.6 million for the same period of 2009. The growth in outdoor market sales primarily reflects gains in our hunting product lines.
Gross Margin: Gross margin for the first three quarters of 2010 was 39.3% of net sales, compared to 39.1% in the same period of 2009. The increase in gross margin of 20 basis points is primarily the result of improved margins on key rubber products related to changes in our third party manufacturing base which occurred during 2009.
Selling and Administrative Expenses: Selling and administrative expenses in the first three quarters of 2010 increased $0.8 million, or 2%, to $33.7 million from $32.9 million in the same period of 2009. The increase in selling and administrative expenses primarily relates to investments in our new Portland factory and factory store ($0.7 million), investments in our domestic sales, marketing and product development functions ($1.3 million), increased marketing expenditures ($0.7 million) and certain other items in 2009 ($0.7 million). These items were partially offset by lower costs in our midwest distribution center ($1.1 million), our European operations ($1.0 million) and our subsidiary, Environmentally Neutral Design Outdoor, Inc., which was discontinued in the third quarter of 2009 ($0.5 million).
Income Tax Provision: We recognized an income tax provision at an effective rate of 40.3% for the first three quarters of 2010 compared to an effective tax rate of 30.0% in the same period of 2009. The increase in the effective tax rate in 2010 of 10.3% is due to a lower net favorable impact of certain discrete items in the second and third quarters of 2010 as compared to 2009 (7.9%), lower federal research and experimentation credits in 2010 as such credits have not been extended beyond December 31, 2009 (1.5%) and an increased state income tax rate (0.9%).

Net Income: Net income for the first three quarters of 2010 was $2.9 million, or $0.44 diluted net income per common share, compared to net income of $3.2 million, or $0.50 diluted net income per common share in the same period of 2009. The decrease in net income is attributable to the changes in net sales, gross profit, selling and administrative expenses and our effective tax rate, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the third quarter of 2010 with cash and cash equivalents of $3.6 million compared to $3.5 million in the same period in 2009. In recent years, we have funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. In addition, we require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter. We believe that our anticipated future cash flows from operations and our existing credit facility will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash provided by operating activities was $0.8 million for the first three quarters of 2010 compared to cash used of $3.4 million during the same period of 2009. The increase in operating cash flows of $4.2 million was primarily related to an increase in our accounts payable partially offset by a greater inventory build-up in the first three quarters of 2010 as compared to 2009. The increase in accounts payable is primarily related to the timing of payments to our third-party manufacturers for inventories and to our construction partners in connection with our new Danner factory. The higher inventory build-up in the first three quarters of 2010 is primarily attributable to increased domestic raw materials purchased for anticipated near-term demand.
Investing Activities: Cash used in investing activities was $7.8 million and $5.1 million in the first three quarters of 2010 and 2009, respectively. Capital expenditures during the first three quarters of 2010 primarily represent investments in our new factory store and Danner factory which opened during the second and third quarters of 2010, respectively. We expect total 2010 capital expenditures to be approximately $11.0 million.
Financing Activities: Cash used in financing activities was $7.2 million for the first three quarters of 2010 compared to $1.9 million during the same period of 2009. The increase of $5.3 million was attributable to higher dividends of $6.5 million, which represents a special dividend of $1.00 per share paid in the first quarter of 2010, partially offset by higher proceeds from the exercise of stock options ($0.9 million) and proceeds from a long term debt agreement with the State of Oregon for the factory facility ($0.3 million).
A summary of our contractual cash obligations at September 25, 2010 is as follows (in thousands):

	Payments due by year:
		Remaining in
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases (1)	$18,962	$645	$2,574	$2,585	$2,596	$2,686	$7,876
Product purchase obligations (2)	19,654	19,654	—	—	—	—	—

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our leased facilities. In January 2010, we signed a lease to move our Danner factory store to a new facility in Portland, Oregon. On February 10, 2010, we announced our plans to move into a new Danner factory in Portland, Oregon. These new facilities lease schedules began during the first and second quarters of 2010, respectively, for terms of approximately five years, with options to extend the leases for up to fifteen more years. The lease for our previous manufacturing facility and factory store expired on September 30, 2010. We began production in the new factory facility in the third quarter of 2010.

(2)	From time to time, we enter into purchase commitments with our suppliers and third party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 25, 2010, no such losses existed.
At September 25, 2010 and September 26, 2009, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.1 million and $3.6 million as of September 25, 2010 and September 26, 2009, respectively. We contributed $0.7 million to our pension plan during the first three quarters of 2010 and anticipate contributing an additional $0.1 million during the remainder of 2010.
On January 26, 2010, we entered into a letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ending December 31, 2010. The amount of allowable capital expenditures under the line of credit agreement was further increased for the year ending December 31, 2010 by letter agreement dated September 30, 2010.
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
Sales to the U.S. government, which represent an increasingly significant portion of our net sales, may not continue at current levels. Additionally, we may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders.
Our ability to continue to generate sales growth in the government channel is dependent upon a wide range of factors, some of which are outside of our ability to control. Such factors include future levels of troop deployments in global regions requiring our specialized footwear and our ability to meet aggressive delivery schedules and increased competition from other footwear suppliers who may compete more effectively on the basis of price.
Because we depend on third party manufacturers, primarily in China, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
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
Due to various factors outside of our control, one or more of our third party manufacturers may be unable to continue meeting our production requirements. In the first three quarters of 2010, one of our key manufacturers experienced capacity constraints which negatively affected our supply of certain leather footwear products during the second and third quarters of 2010. In the third quarter of 2010, we worked with this key manufacturer to improve capacity and product availability to meet forecasted demand for the long term, but there can be no assurance that future product availability will be improved, or will be adequate to meet demand. If additional capacity constraints arise and are not remedied, this may further negatively affect our supply of products and our results of operations. Also, certain of our third party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.
We do not have long-term supply contracts with these third party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may be unable to offset any interruption or decrease in supply of our products at acceptable cost levels by increasing production in our company-operated manufacturing facility due to capacity constraints and/or greater manufacturing costs, and we may be unable to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any fluctuation in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
Finally, we have initiated a program to broaden our portfolio of third party manufacturers. While the goal of this initiative is to reduce our business risks associated with our supply chain over the long term, we may experience interruptions in product delivery schedules or increased costs during future periods of factory transitions.

Current changes in the price of raw materials and labor in the global market, as well as currency fluctuation and other risks associated with international operations could adversely affect our financial results, particularly our gross margins.
Our third party manufacturers and our domestic manufacturing facility purchase raw materials and component parts from various suppliers to be used in manufacturing our products. We have experienced increases in the commodity price of raw materials that are essential to our products (primarily leather and rubber), as well as labor cost increases in our third party manufacturing facilities. Based on these increases, the cost to manufacture our products has increased and our margins may be adversely impacted. Additionally, the cost of our products is affected by foreign currency fluctuations (particularly with respect to the Chinese Renminbi) and other variable costs associated with our operations including commodity raw material costs, labor inflation, trade laws, duties and taxes, and other product sourcing costs. Historically, as we have experienced increases in manufacturing costs, we have been successful in increasing the selling price of our products to mitigate the long term impact, and we expect to be able to adjust our pricing in response to these increases. If we are unable to increase our selling prices to offset such cost increases, or if increases in our selling prices have a negative impact on sales of our products, our revenues and earnings would be negatively impacted.

ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(10.1)	Letter Amendment to Second Amended and Restated Credit Agreement, dated September 30, 2010, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)
Date: October 21, 2010	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: October 21, 2010	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)