Form 10-K
period 2010-12-31
LACROSSE FOOTWEAR INC
filed 2011-03-04
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

97230
(Zip code)
Registrant’s telephone number, including area code: (503) 262-0110
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of each exchange on which registered :
Common Stock, $.01 par value per share	NASDAQ Global Market
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
(Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing price of the Company’s common stock on the NASDAQ Global Market as of June 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $88,642,270.
Number of shares of the registrant’s common stock outstanding at February 25, 2011: 6,499,530 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2010, the end of the Company’s fiscal year.

Forward Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning typically identify such forward-looking statements. In particular, these include statements about the Company’s strategy for growth, growing demand, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, future financial results, impact of the expansion of our domestic production capacity, our ability to recover increased costs through associated increases in the price of our products, our relationships with customers and suppliers, our ability to find alternative suppliers, future business volumes with the U.S. government, expectations concerning future capital expenditures, future cash dividend policies, future pension plan contributions, the adequacy of our existing resources and anticipated cash flows from operations to satisfy our working capital needs, and the outcome of contingencies, such as legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.
Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I
Item 1. Business
Unless the context requires otherwise, references in this Annual Report to “we,” “us” or “our” refer collectively to LaCrosse Footwear, Inc. and its subsidiaries.
General
The Company is a leading developer and marketer of branded, premium and innovative footwear for work and outdoor users. Our trusted DANNER® and LACROSSE® brands are distributed domestically through a nationwide network of retailers and distributors, and internationally through our Danish subsidiary, LaCrosse Europe ApS, and distributors and retailers in Asia, Europe and North America. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
Company History
LaCrosse traces its roots back to 1897, with the founding of La Crosse Rubber Mills, a manufacturer of rubber and vinyl footwear. Located in La Crosse, Wisconsin, the original company was purchased from the founders in 1982 by George Schneider and the Schneider family. LaCrosse Footwear, Inc. was incorporated under the laws of Wisconsin on August 15, 1983. Shortly after incorporation we entered into an exclusive distribution agreement with a distributor in Japan and our relationship with that distributor continues today. In 1994, we expanded our brand portfolio through the acquisition of Danner Shoe Manufacturing, a premium maker of leather boots since 1932, located in Portland, Oregon. Danner had developed a strong reputation among loggers, shipyard workers and outdoor enthusiasts.
In 2005, we opened our first international office in China to diversify our manufacturing capacity and ensure our high quality standards are met. In 2006, we opened our new Danner distribution center and corporate headquarters in Portland, Oregon. In 2008, LaCrosse Europe, Inc. and its wholly-owned subsidiary, LaCrosse Europe ApS, were established in Copenhagen, Denmark, to acquire certain assets of our former European distributor and to strengthen LaCrosse’s direct sales and marketing support to customers in Europe. In 2009, we opened our new Midwest distribution center for our LACROSSE® brand in Indianapolis, Indiana. In 2010, we opened our new Danner factory and factory store in Portland, Oregon. Our new, world-class Danner factory significantly increases our capacity to meet worldwide demand from our customers in the work, military, law enforcement, outdoor recreation, hunting and Japanese markets who depend on our U.S.-manufactured DANNER® footwear being crafted to the very highest standards. Our new factory store provides increased floor space to showcase a broader range of products, features onsite master craftsmen in our recrafting operation, and highlights the Danner craftsmanship story.
Corporate Strategy
Our corporate strategic initiatives include the following:
•	Build identity, expand awareness and create demand for the DANNER® and LACROSSE® brands.

•	Identify and develop new products and technologies that can be leveraged across multiple market segments.

•	Increase demand through our four distribution channels and work and outdoor market categories.

•	Improve operational efficiency.

•	Maximize return on capital.
Product Positioning and Branding
During 2010, we offered 326 styles of footwear. Our branded product offerings for the work and outdoor markets include the following brands:
Danner
The DANNER® brand is known for “crafting higher standards” in premium footwear, with rugged designs that exceed customer expectations for performance and quality, and with a classic outdoor heritage and authentic character. The brand represents the highest level of performance and features with a select line of high-quality, feature-driven footwear products at premium prices. Danner products consist of premium quality work and outdoor boots with many features including our stitch-down manufacturing process, which provides outstanding support and built-in comfort. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner in its leather boots. Danner’s product offerings include product categories such as uniform, hunting, work, hiking and related accessories.
LaCrosse
The LACROSSE® brand builds products designed to help the consumer “dominate their ground” whether in work or recreation. Among our target customers, the LACROSSE® brand is known for high performance in the field and on the job. Designed for durability and reliability, LaCrosse boots are built to satisfy specific end-user needs, such as being protective against water, extreme cold, chemicals and other harsh environments.

LaCrosse’s product offerings include product categories such as hunting, work, cold weather and related accessories.
Work and Outdoor Markets
In 2010, 2009 and 2008 sales into the work market represented approximately 63%, 63%, and 59% of our total net sales, respectively, and sales to the outdoor market represented approximately 37%, 37%, and 41% of our total net sales, respectively.
Product Design and Development
Our product design and development concepts originate from our staff and through communication with our customers and suppliers. We stay in constant contact with our customers to understand consumer demand and trends. Product concepts are based upon perceived consumer needs and may include new technological developments in footwear and materials.
Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. Our marketing and product development personnel, at times in conjunction with design consultants, determine the final aesthetics of the product. Once a product design is approved for production, responsibility is shared with outside sourcing facilities or with our domestic manufacturing facility for pattern development and commercialization. Our presence in Portland, Oregon provides access to a broad talent pool of footwear design professionals.
Customers, Sales, and Distribution Channels
We market our two brands, LACROSSE® and DANNER®, through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international.
Within the wholesale channel, the LACROSSE® and DANNER® brands are marketed through our employee field sales staff and certain independent distributors. A national account sales team complements the sales activities for the brands.
Our wholesale channel accounts consist of approximately 3,400 customers, including sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, and industrial distributors. Our wholesale customer base is diversified as to size and location of customers and markets served.
The government channel, in which we position the DANNER® brand, provides performance footwear built to meet the demands and specific requirements for multiple branches of the U.S. military as well as federal, state, and other government agencies. Many of these products are manufactured in the Company’s ISO 9001 certified manufacturing facility located in Portland, Oregon. In addition to receiving direct orders for these products from the respective branches of the military, Danner military products are also available through retail and exchange stores on U.S. Marine Corps, U.S. Army, and U.S. Air Force bases, and on Danner’s web site (www.danner.com).
Through the direct channel of distribution, we currently operate four Internet websites for use by consumers and retailers. The primary purposes of the consumer-oriented websites are to provide product and company information and to sell products to consumers who choose to purchase directly from us. From a direct channel standpoint, we believe each brand is positioned uniquely in the marketplace to capitalize on differences in end-user expectations for performance, price, and function.
The direct channel also includes our flagship Danner factory store in Portland, Oregon. The factory store sells first quality products, factory seconds, and slow-moving merchandise for both DANNER® and LACROSSE® brands. In 2010, we relocated our factory store approximately one mile from its previous location. Our new factory store provides increased floor space to showcase a broader range of products, features onsite master craftsmen in our recrafting operation, and highlights the Danner craftsmanship story. Refer to Item 2. “Properties” in this Form 10-K for further information.
International sales are derived through the Company’s European subsidiary sales staff, its Japanese distributor and through various independent distributor and dealer networks in other countries outside of the United States.
Advertising and Promotion
We create customized advertising and marketing materials and programs for each brand and distribution channel, which allows us to emphasize relevant product features that have special appeal to the applicable targeted consumer.
We advertise and promote our products through a variety of methods including national and regional print, targeted broadcast media and out-of-home advertising, public relations, point-of-sale displays, catalogs and packaging, sponsorships, online promotion and co-promotion with dealers and suppliers. Our largest marketing investments include:
•	Marketing development funds provided by the Company to help our retail customers market and sell Danner and LaCrosse products through advertising, local retail partner events and similar activities;

•	Marketing material updates, website upgrades, campaign development and related advertising; and

•	Visual merchandising, which focuses on all branded point-of-sale development and production.
We believe that once consumers understand the features and benefits of our products, they will be more likely to become loyal consumers. As such, we are committed to ensuring that the benefits, features and advanced technologies of all our products are clearly articulated at our customers’ retail stores. We have established retail store education programs to train the sales associates of key retailers on our unique product attributes. We coordinate with retail store managers to improve product positioning and point-of-sale information displays.
Manufacturing and Sourcing
Manufacturing Overview
We source approximately two-thirds of the products we sell through a network of international contract manufacturers, primarily in Asia, with the remaining one-third manufactured domestically in our Portland, Oregon facility. In August 2010, we moved our Danner factory to a 59,000 square foot industrial building approximately one mile from our corporate headquarters. Our new facility significantly enables us to extend our great tradition of superior craftsmanship by significantly increasing our capacity to meet demand from our customers in the work, military, law enforcement, outdoor recreation, hunting and Japanese markets who depend on our U.S.-manufactured DANNER® footwear being crafted to the very highest standards. Furthermore, this state-of-the-art facility allows us to continue to innovate with new footwear designs and production processes by expanding our overall capabilities and capacity. The new factory also improves our operating efficiencies by incorporating the latest lean manufacturing techniques to meet at-once demand.

Sourcing Overview
LaCrosse International, Inc. is a wholly owned subsidiary of LaCrosse Footwear, Inc. with an office in Zhongshan, China. LaCrosse International has three primary functions:
•	Work with suppliers to maintain our standards for high quality products;

•	Locate and develop relationships with complementary sourcing alternatives; and

•	Increase speed to market for new products.
We do not have any long-term contracts with our contract manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing base on an ongoing basis. Substantially all of our transactions with our foreign contract manufacturers are denominated in U.S. dollars. However, these U.S. dollar prices are impacted by foreign currency exchange rates and commodity prices. We regularly evaluate our vendors on the quality of their work, cost and ability to deliver on time.
The raw materials used in production of our products are primarily leather and crude rubber. We have historically been able to recover any significant increases in raw material costs as well as increases in direct labor costs through associated product price increases.
Both our contract manufacturers and our domestic manufacturing facility purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both LaCrosse and Danner footwear. GORE-TEX® is a registered trademark of Gore. Over 75% of Danner styles are lined with GORE-TEX®. While we believe that our relationship with Gore is good, our contracts with Gore are terminable by either party upon 180 days written notice. In the event the relationship was to terminate, we have identified other sources of products with similar characteristics.
Competition
The categories of the footwear markets in which we operate are highly competitive. We compete with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than we do. Because we have a broad product line, our competition varies by product category. We believe that we maintain a competitive position through the strength of our brands, our attention to quality, delivery of value, position as an innovator, our record of delivering products on a timely basis, strong customer relationships, and, in some cases, the breadth of our product line.
Certain of our competitors in leather footwear categories have strong brand name recognition in the markets they serve and are the major competitors of our DANNER® and LACROSSE® leather product lines. These competitors manufacture domestically and/or import products from offshore. Domestically manufactured DANNER® brand products are generally at a price disadvantage against lower-cost imported products. Danner focuses on the premium quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By devoting attention to these factors, we believe that the DANNER® footwear line has maintained a strong competitive position in our market.
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

Employees
As of December 31, 2010, we had 499 employees located in the United States, 11 employees in China and 6 in Denmark. Substantially all employees are full time. Approximately 260 employees in our Portland, Oregon facilities are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement that will expire in January 2012.
Trademarks and Trade Names; Patents
We own United States federal registrations for several of our trademarks, including LACROSSE®, DANNER®, BURLY®, ALPHA-BURLY®, the stylized Indianhead design that serves as our logo, ICE KING®, ICEMAN®, TERRA FORCE®, HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT®, STRIKER®, PRONGHORNTM, and TFX®. We rely on common law trademark rights for all unregistered brands. We defend our trademarks and trade names against infringement to the fullest extent practicable under the law. Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal.
Pursuant to our agreements with Gore we are permitted to use the GORE-TEX® mark to designate our footwear styles lined with GORE-TEX® waterproof fabric.
We also own several United States patents related to our footwear and have other technologies that are patent-pending at this time. Our portfolio of issued patents currently extends as far as 2027.
We register our trademarks, tradenames and patents in foreign jurisdictions based on the footwear styles and brands introduced to the relevant jurisdiction.
Seasonality
Sales have been historically higher during the second half of the year due primarily to greater consumer demand for our outdoor product offerings during the fall and winter months. Accordingly, the amount of our fixed operating expenses represents a larger percentage of our net sales in the first two quarters than in the last two quarters of each year. We expect this seasonality to continue in the coming periods.
We place orders for products sourced from overseas suppliers during the first quarter with anticipated deliveries starting late in the second quarter. As a result, our inventories generally peak early in the third quarter, and then trend down to the end of the year.
Factors other than seasonality could have a significant impact on our sales backlog. Our order backlog may experience cancellations by our customers. Accordingly, our backlog at any point in time may not be indicative of future results.
Additionally, the timing of receipt of large military contracts has historically caused fluctuations in our quarterly revenue patterns. During periods in which we receive fewer military contract sales, our fixed operating expenses will represent a larger percentage of net sales.
Foreign Operations and Sales Outside of the United States
As previously noted, we maintain offices in China and Denmark to support our contract manufacturers and European sales staff, respectively. Our sales outside of the Unites States are conducted through our European subsidiary, our Japan distributor, and certain other distribution partners. Such sales accounted for approximately 6%, 5%, and 6% of our net sales in 2010, 2009, and 2008, respectively.

The net book value of fixed assets located outside of the U.S. totaled $0.7 million, $0.5 million, and $0.6 million at December 31, 2010, 2009, and 2008, respectively. Such assets consist primarily of manufacturing assets, office equipment and software.
Environmental Matters
We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. Such laws and regulations are constantly evolving and it is difficult to accurately assess the effect they will have on our operations in the future.
Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they anticipated to have in the future, a material effect on our capital expenditures, earnings or competitive position.
Executive Officers of the Registrant
The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of the Company’s Board of Directors.

Name	Age	Position
Joseph P. Schneider	51	President, Chief Executive Officer and Director
David P. Carlson	55	Executive Vice President, Chief Financial Officer, and Secretary
Ross M. Vonhoff	45	Senior Vice President of Operations and Marketing
C. Kirk Layton	55	Vice President of Finance and Assistant Secretary
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
Item 1A. Risk Factors
In evaluating our Company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, future operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock. In addition to the following disclosures, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.

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
Our ability to continue to generate sales growth in the government channel is partially dependent upon a wide range of factors, some of which are outside of our ability to control. Such factors include the current U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear, the potential for reductions in the U.S. budget, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers who may compete more effectively on the basis of price. Additionally, a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We may experience disruptions in manufacturing and shipping products to our customers. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.-manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that government orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings and results of operations.
For all of our distribution channels, including domestic retailers, a deterioration in the general business environment and lack of growth in consumer spending due to unfavorable economic and consumer credit conditions could create an environment of increasing price discounts which would negatively impact our revenues, gross margins and earnings.
Our success in generating sales of our products to consumers depends upon a number of factors, including economic factors impacting disposable consumer income. These economic factors include considerations such as employment levels, general business conditions, consumer confidence, prevailing interest rates and changes in tax laws. In addition, spending patterns of consumers may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets.
Reduced levels of consumer spending may negatively impact our domestic wholesale partners, which would impact their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk.
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
Changes in the price or availability of raw materials and labor in the global market, as well as currency fluctuation and other risks associated with international operations could disrupt our operations and adversely affect our financial results, particularly our gross margins.
Raw materials and component parts are purchased by us and our third-party manufacturers from various suppliers to be used in the manufacturing of our products. Changes in relationships with suppliers or increases in the costs of purchased raw materials or component parts could result in manufacturing interruptions, delays or inefficiencies and could affect our ability to successfully market our products. These occurrences would negatively affect our business, product gross margins and results of operations.

Our product costs are subject to risks associated with foreign currency fluctuations (particularly with respect to the Chinese Renminbi), rubber price increases, oil price increases, higher foreign labor costs and other variable costs associated with our operations including trade laws, duties and taxes, and other product sourcing costs. If we are unable to increase our selling prices to offset such cost increases, our revenues and earnings would be negatively impacted.
If petroleum costs were to increase, it could result in significantly higher freight costs to our company, as we rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. Increased petroleum costs also affect our manufacturing costs. Foreign currency fluctuations and increased labor cost abroad would be problematic given our dependence on manufacturing in Asia and distribution through our European subsidiary. Our profit margins may increase or decrease as foreign currency rates, prices of petroleum, and the cost of foreign labor fluctuate and we are unable to pass those costs on to our customers.
We may experience consolidation in our raw materials supply base for outsoles and leather, which presents overall risks in our supply base.
Interruptions in supply of raw materials or increased costs for such raw materials could negatively impact the operations of our domestic manufacturing facility as well as our international manufacturing partners. Raw materials supply constraints or price increases could negatively impact our customer relationships, our ability to fill current and future orders and our results of operations.
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

We conduct a significant portion of our manufacturing activities and a certain portion of our net sales occurs outside the U.S.; therefore we are subject to the risks of international commerce. Also, any adverse political conditions or governmental actions, including the imposition of duties and quotas, internally within China (where the majority of our third-party manufacturers are concentrated) or externally with NAFTA countries and the European Union could disrupt our supply of product to customers.
We use third-party manufacturers located in foreign countries, primarily in Asia, to manufacture the majority of our products, including all of our LACROSSE® branded products. Foreign manufacturing and sales activities are subject to numerous risks, including the following:
•	delays associated with the manufacture, transportation and delivery of foreign-sourced products;

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	delays in the transportation and delivery of goods due to increased security concerns, labor disputes at various ports or other events;

•	foreign currency fluctuations (particularly with respect to the Chinese Renminbi), a risk which we do not currently seek to mitigate through hedging transactions;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political unrest, terrorism or war, any of which can interrupt commerce;

•	Work slowdowns, stoppages, strikes, expropriation or nationalization affecting our manufacturing partners;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	limited capital of foreign distributors and the possibility that such distributors may terminate their operations or their relationships with us; and

•	concentration of credit risk, currency, and political risks associated with international distributors.
Additionally, although net sales outside of the U.S. do not constitute a significant portion of our revenues, we expect our international sales will grow over the next few years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as we have a limited number of foreign distributors, who may have inadequate capital to continue operations over the long term. Certain of our sales to the international markets are achieved through those foreign distributors, principally in Japan. Our sales and sales growth may be adversely affected if our relationships with those distributors were to deteriorate and we are unable to engage suitable alternatives in a timely manner.
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

Because we depend on third-party manufacturers, we face challenges in maintaining a timely supply of goods to meet sales demand, and we may experience delay or interruptions in our supply chain. Any shortfall or delay in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.
Third-party manufacturers located primarily in Asia produce approximately two-thirds of our footwear products. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third-party manufacturers, so we may be unable to obtain timely delivery of acceptable products.
Due to various potential factors outside of our control, one or more of our third-party manufacturers may be unable to continue meeting our production requirements. Also, certain of our third-party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if their capacity is limited.
In addition, we do not have long-term supply contracts with these third-party manufacturers, and any of them could unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. We may be unable to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facility due to capacity constraints, and we may be unable to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.
Our business is substantially affected by weather conditions, and sustained periods of warm and/or dry weather can negatively impact our sales. Additionally, such weather conditions may negatively impact our inventory levels and subsequent period sales.
We sell our products into two primary markets, work and outdoor. For the year ended December 31, 2010, 37% of our annual revenues were to the outdoor market. This market category is highly seasonal and weather dependent. Sales of these products are largely dependent on the timing and severity of weather in the different regions of the United States and Europe. During sustained periods of warm and/or dry weather conditions, certain key categories in the outdoor market may be negatively impacted, including hunting, hiking and cold weather products, as consumers postpone purchases of our products pending the resumption of more conducive weather patterns. Additionally, given our advance ordering timelines, such reduced demand during normal outdoor market seasons may also negatively impact our inventory levels and subsequent period profits as such excess inventories are sold.
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
Some of our employees at our Danner distribution and manufacturing facilities are organized in a labor union, the United Food and Commercial Workers Union. Our inability to renew, on favorable terms, the collective bargaining agreement between us and the union that represents our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
In addition, any natural disaster or other serious disruption at one of these facilities, including our distribution facility in Indianapolis, Indiana, and third-party manufactures due to fire, earthquake, tornadoes, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse for our products. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.
Our financial success may be limited by the strength of our relationships with our wholesale customers and by the success of such wholesale customers.
Our financial success is significantly related to the willingness of our wholesale customers to continue to carry our products and to the success of such customers in selling our products. We do not have long-term contracts with any of our wholesale customers. Sales to our wholesale customers are increasingly on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our wholesale customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our sales and ability to grow our product line.
If any of our major wholesale customers experiences a significant downturn in its business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us in the future. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future, which would adversely impact our net income and cash flow.
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
The footwear industry includes footwear manufacturers, fashion-oriented footwear marketers, vertically integrated specialty stores and retailers of private label products. Our principal competitive differentiators include product design, product performance, quality, brand image, marketing and promotion, customer support and service, the ability to meet delivery commitments to retailers, and others. Certain of our competitors have significantly greater financial resources and stronger brand recognition than we have. Additionally, they have greater distribution capabilities and a broader market presence in retail outlets, or have their own retail outlets. If we fail to compete successfully in the future, our sales and profits may decline and our financial condition may deteriorate.

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
We depend on a limited number of sources for the primary materials used to make our footwear. For example, we (and our suppliers) purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over three-fourths of Danner styles are GORE-TEX® lined.
While we consider our relationship with Gore to be good, the agreements with Gore are terminable by either party upon 180 days written notice. If Gore were to terminate our agreements, the time required to obtain substitute materials could interrupt our production cycle. Additionally, consumers may be unwilling to accept any such replacement material. Any termination or delay in our supply of GORE-TEX® waterproof fabric or the loss of our ability to use the GORE-TEX® mark in association with our products, or in the procurement of any other key product component, could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.
In order to be successful, we must retain and motivate key employees, and the failure to do so could have an adverse impact on our business.
Our future success will depend in part on the continued service of key personnel. Our future success will also depend on our ability to attract and retain key managers, product development engineers, sales people, and others. We face competition for such individuals throughout the footwear and work and outdoor products industries. Not being able to attract or retain these employees could have a material adverse effect on our financial performance.

If we fail to comply with the covenants contained in our revolving credit facility, we may be unable to maintain existing, or secure additional financing, and repayment obligations on any outstanding indebtedness may be accelerated.
Our revolving credit facility contains financial and operating covenants with which we must comply. Our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could harm our business. At December 31, 2010 we had no outstanding borrowing under this credit facility.
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
These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control and/or changes in our management that a stockholder might consider favorable. In addition, Subchapter XI of the Wisconsin Business Corporation Law includes provisions that may discourage, delay, or prevent a change in control. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth certain information, as of December 31, 2010, relating to our principal facilities.

	PROPERTIES
		Approximate Floor
Location	Owned or Leased	Area in Square Feet	Principal Uses
Portland, OR	Leased (1)	145,000	Principal sales, marketing and executive offices and distribution facility

Indianapolis, IN	Leased (2)	380,000	Distribution facility

Zhongshan, China	Leased (3)	1,400	Office space

Copenhagen, Denmark	Leased (4)	2,300	Office space

Portland, OR	Leased (5)	59,000	Manufacturing operations

Portland, OR	Leased (6)	12,600	Factory store

(1)	The lease term on the Single Tenant Industrial Lease is 120 months from August 1, 2006 and the Lease provides for potential term extensions of up to 60 months after the original term.

(2)	In June 2008, we signed a Single Tenant Industrial Lease for 124 months beginning March 1, 2009.

(3)	The lease for this facility expires November, 2012.

(4)	The lease for this facility expires June, 2012.

(5)	In February 2010, we signed a multi-tenant lease to relocate our Danner factory. The lease has an initial term of 64 months, and includes provision for three successive extension terms of five years each. The initial term of the lease commenced on May 1, 2010.

(6)	In January 2010, we signed a lease to move our Danner Factory Store to a new facility in Portland. The lease has an initial term of 64 months and includes provision for three successive extension terms of five years each. The initial term of the lease commenced on March 1, 2010.
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
Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On February 25, 2011, the closing sale price of our common stock was $17.18 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2010		2009
	High	Low	High	Low

First Quarter	$17.42	$12.38	$13.40	$7.00
Second Quarter	$21.00	$14.95	$10.84	$7.10
Third Quarter	$19.32	$11.50	$12.25	$9.22
Fourth Quarter	$17.25	$13.52	$15.09	$11.34
As of February 25, 2011, there were 210 shareholders of record and approximately 1,080 beneficial owners of our common stock.
Dividends
During the first quarter of 2008, the Company paid a special dividend and a quarterly dividend totaling $7.0 million, or $1.125 per common share. Quarterly dividends totaling $2.3 million, in the amount of $0.125 per common share, were paid in the second, third and fourth quarters of 2008, respectively.
In 2009, the Company paid quarterly dividends of $0.8 million, or $0.125 per common share, totaling $3.2 million.
During the first quarter of 2010, the Company paid a special dividend and a quarterly dividend totaling $7.2 million or $1.125 per common share. Subsequently, quarterly dividends totaling $2.4 million, in the amount of $0.125 per common share, were paid in the second, third and fourth quarters, respectively.
On February 1, 2011, we announced a quarterly cash dividend of twelve and one-half cents ($0.125) per share of common stock to shareholders of record on February 22, 2011. This cash dividend will be paid on March 18, 2011 and will amount to approximately $0.8 million.
The Board, while not declaring future dividends, currently intends to continue its policy of declaring and paying quarterly dividends of twelve and one-half cents ($0.125) per share of common stock. However, future dividend policies and dividend payments, if any, will depend upon our earnings and financial condition, our need for funds for other projects, any limitations on payments of dividends in our current or future debt agreements and other factors.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Equity Compensation Plan Information
The information required by this item with respect to our equity compensation plans is contained in Part III, Item 11 of this Annual Report on Form 10-K.
Market Price of the Registrant’s Common Equity
The following graph compares on a cumulative basis changes since December 31, 2005, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Morningstar Textile-Apparel Footwear/Accessories Industry Group Index (the “Morningstar Group Index,” which was formerly known as the “Hemscott Textile-Apparel Footwear/Accessories Industry Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2005 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Morningstar Group Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG LACROSSE FOOTWEAR, INC.,
NASDAQ MARKET INDEX AND MORNINGSTAR GROUP INDEX

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
LaCrosse Footwear	$100	$123	$163	$127	$133	$192
NASDAQ Market Index	$100	$110	$122	$73	$106	$125
Morningstar Group Index	$100	$123	$122	$86	$129	$173

Item 6. Selected Financial Data

Selected Income Statement Data
Year Ended December 31 (in thousands, except per share data)	2010	2009	2008	2007	2006

Net sales	$150,542	$139,152	$127,956	$118,179	$107,798
Operating income	$11,430	$8,585	$10,120	$10,983	$8,834
Net income	$6,881	$5,510	$6,167	$7,300	$6,344

Net income per common share
Basic	$1.07	$0.87	$0.99	$1.20	$1.05
Diluted	$1.04	$0.86	$0.96	$1.15	$1.02

Weighted average common shares outstanding
Basic	6,429	6,303	6,215	6,087	6,022
Diluted	6,590	6,375	6,417	6,357	6,213

Selected Balance Sheet Data
Year Ended December 31 (in thousands)	2010	2009	2008	2007	2006

Cash and cash equivalents	$4,274	$17,739	$13,683	$15,385	$12,702
Inventories	$40,071	$27,031	$28,618	$27,131	$22,038
Total assets	$97,270	$88,585	$84,565	$83,547	$73,533
Long-term debt, including current maturities	263	—	—	$394	$506
Shareholders’ equity	$64,448	$65,595	$61,412	$65,985	$57,344
Dividends paid	$9,621	$3,154	$9,322	$914	$0
Dividends paid per common share	$1.50	$0.50	$1.50	$0.15	$0.00
Inventory turns	2.7	3.1	2.8	2.9	2.8
Fourth quarter days sales outstanding	39	46	57	62	56

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear, supported by compelling marketing and superior customer service. Our trusted DANNER® and LACROSSE® brands are sold through four channels of distribution: (1) wholesale (2) government (3) direct and (4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.
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
Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. We have experienced, and may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders. Future U.S. government sales are dependent upon a wide range of factors, some of which are outside of our control. Such factors include the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules and increased competition from other footwear suppliers.
We continually evaluate our portfolio of product offerings to ensure we are providing innovative and high-performance products to the marketplace. As a part of this evaluation process, during 2010 we decided to discontinue our offerings in the apparel business, which has historically represented approximately $5.0 million of annual net sales. We believe that our remaining apparel inventories will be sold by the end of the second quarter of 2011 and will have a negligible impact on our gross margins.
One of our key contract manufacturers experienced capacity constraints during 2010, which negatively affected our supply of certain leather footwear products during the year. Additionally, we have seen a trend of increasing raw materials prices. We have taken steps to pursue various alternatives to improve capacity, manage product costs, and maintain product availability to meet forecasted demand for the long term.

RESULTS OF OPERATIONS
Financial Summary — 2010 versus 2009
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2010	2009	$ Change	% Change
Net Sales	$150.5	$139.2	$11.3	8%
Gross Profit	$59.1	$54.1	$5.0	9%
Gross Margin %	39.3%	38.9%	—	40 bps
Selling and Administrative Expenses	$47.7	$45.5	$2.2	5%
% of Net Sales	31.7%	32.7%	—	(100 bps)
Non-Operating Expense, Net	$(0.2)	$(0.4)	$0.2	(50%)
Income Before Income Taxes	$11.2	$8.2	$3.0	37%
Income Tax Provision	$4.3	$2.7	$1.6	59%
Net Income	$6.9	$5.5	$1.4	25%
Consolidated Net Sales: Consolidated net sales for 2010 increased 8%, to $150.5 million, from $139.2 million in 2009. Sales to the work market were $94.7 million for the full year of 2010, up 7% from $88.2 million in 2009. The growth in work sales reflects continued expansion into various areas of the U.S. government and growth in sales of occupational footwear to the wholesale market. Sales to the outdoor market for 2010 were $55.8 million, up 9% from $51.0 million in 2009. The growth in outdoor sales reflects a rebounding retail environment and several successful product introductions.
Gross Margin: Gross margin for 2010 was 39.3% of consolidated net sales, compared to 38.9% in 2009. The year-over-year increase in gross margin is primarily the result of a reduction of closeout sales (100 basis points) partially offset by Portland factory relocation costs (20 basis points), changes in our channel sales mix (20 basis points) and other items (20 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2010 increased $2.2 million, or 5%, to $47.7 million from $45.5 million in 2009. Selling and administrative expenses as a percent of net sales decreased to 31.7% in 2010 from 32.7% in 2009. The increase in selling and administrative expenses primarily relates to investments in our new Portland factory and factory store ($0.9 million), investments in marketing and product development ($2.2 million) and other items ($1.4 million). These items were partially offset by lower costs in our Midwest distribution center ($1.2 million) and our sales organizations in the U.S. and Europe ($1.1 million).
Non-operating Expense, Net: Non-operating expense was $0.2 million in 2010 compared to $0.4 million in 2009. The decrease in non-operating expense is primarily the result of asset disposal costs during 2009.
Income Taxes: We recognized income tax expense at an effective rate of 38.5% in 2010 compared to an effective tax rate of 32.9% in 2009. The higher effective rate for 2010 was primarily due to non-recurring discrete items in 2009, including a reduction in our reserve for uncertain tax positions as a result of the completion of an Internal Revenue Service examination, as well as the adoption of a new transfer pricing policy in 2009 for our European sales subsidiary.
Net Income: For 2010, net income was $6.9 million or $1.04 per diluted share, up 25% from $5.5 million or $0.86 per diluted share in 2009. The net income increase of $1.4 million is attributable to the gross profit, expense and tax rate changes discussed above.

Financial Summary — 2009 versus 2008
The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2009	2008	$ Change	% Change
Net Sales	$139.2	$128.0	$11.2	9%
Gross Profit	$54.1	$50.7	$3.4	7%
Gross Margin %	38.9%	39.6%	—	(70 bps)
Selling and Administrative Expenses	$45.5	$40.5	$5.0	12%
% of Net Sales	32.7%	31.7%	—	100 bps
Non-Operating Expense, net	$(0.4)	$(0.0)	$(0.4)	—
Income Before Income Taxes	$8.2	$10.1	$(1.9)	(19%)
Income Tax Provision	$2.7	$3.9	$(1.2)	(31%)
Net Income	$5.5	$6.2	$(0.7)	(11%)
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
Gross Margin: Gross margin for 2009 was 38.9% of consolidated net sales, compared to 39.6% in 2008. The year-over-year decrease in gross margin primarily reflects the impact of a greater portion of revenue coming from U.S. government shipments (20 basis points), cost increases associated with key rubber styles (20 basis points) and other various cost changes (30 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in 2009 increased $5.0 million, or 12%, to $45.5 million from $40.5 million in 2008. Selling and administrative expenses as a percent of net sales increased from 31.7% in 2008 to 32.7% in 2009. The $5.0 million increase in selling and administrative expenses reflects higher costs related to the establishment our new Midwest distribution center ($1.3 million), expenses related to our European sales subsidiary and other investments in sales, product development and marketing ($1.6 million), bad debt expenses related to the bankruptcy of two significant retail customers during the first quarter of 2009 ($0.3 million), the operation of our wholly-owned subsidiary Environmentally Neutral Design, Inc. (“END”), which was acquired in the second quarter of 2009 ($0.6 million), and other expenses ($1.2 million).
Non-operating Expense, Net: Non-operating expense was $0.4 million in 2009 compared to $0.0 million in 2008. The increase in non-operating expense is primarily the result of certain asset disposal costs ($0.2 million). Non-operating income also decreased from 2008 due to lower interest rates in 2009 ($0.2 million).
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
On March 9, 2009, we entered into a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At December 31, 2010 and 2009, we had no outstanding balances due under this financing agreement. See Note 5, “Financing Arrangements” and Note 15. “Subsequent Events” to the accompanying consolidated financial statements for additional information.
On January 26, 2010, we entered into a letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2009 and 2010, and increased allowable cash dividends for the year ending December 31, 2010.
On September 30, 2010, we entered into a second letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the remainder of 2010.
On January 31, 2011, we entered into a third letter amendment to our line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the remainder of the credit agreement term.
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
In May 2010, we received a loan of $0.3 million from the State of Oregon to finance certain equipment purchases at our new Danner factory which began production in the third quarter of 2010. The State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on any portion of the loan forgiven upon meeting employment criteria at the Danner factory. The employment criteria require us to maintain a certain number of employees at the Danner factory over a consecutive eight quarter period beginning July 1, 2010 and ending no later than September 30, 2014. At that time the remaining loan balance which has not been forgiven will bear interest at 5.0% per annum and will mature on October 31, 2014. As we meet the specified employment criteria at the Danner factory during a given period, beginning with the fourth quarter of 2010, a corresponding portion of the loan will be reclassified to deferred revenue and amortized over the life of the factory lease.
Consolidated Statements of Cash Flows
Net cash provided by operating activities was $5.1 million in 2010, compared to $12.2 million for 2009. The decline in cash provided by operating activities of $7.1 million was primarily related to an increase in our inventories, partially offset by a greater accounts payable in 2010 as compared to 2009. The higher inventory build-up in 2010 is primarily attributable to a planned increase in inventory of core products intended to improve availability for at-once demand. The increase in accounts payable is primarily related to increased inventory purchases as well as the timing of payments to our third-party manufacturers for inventories.
Net cash used in investing activities was $10.6 million in 2010 compared to $5.6 million in 2009. We purchased property and equipment of $10.6 million and $5.3 million in 2010 and 2009, respectively. Capital expenditures during 2010 primarily represent investments in our new factory store and Danner factory which opened during the second and third quarters of 2010, respectively. In 2009, capital expenditures included $2.6 million related to racking, computer systems and other build-out costs in our new Indianapolis distribution center in the first half of 2009. During 2011, we expect total capital expenditures to be approximately $5.0 million.
Net cash used in financing activities was $7.9 million in 2010 compared to $2.6 million in 2009. The increase of $5.3 million was attributable to higher dividends of $6.5 million, which represents a special dividend of $1.00 per share paid in the first quarter of 2010, partially offset by higher proceeds from the exercise of stock options ($0.9 million) and proceeds from a long-term debt agreement with the State of Oregon for the Danner factory facility ($0.3 million).
On February 1, 2011, we announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This dividend will be paid on March 18, 2011 to shareholders of record on February 22, 2011 and amount to approximately $0.8 million.
At December 31, 2010 and 2009, our pension plan had accumulated benefit obligations in excess of the respective plan assets of $4.1 million and $4.4 million, respectively. This obligation in excess of plan assets and accrued liabilities resulted in a cumulative reduction of equity, net of tax, of $3.3 million and $3.1 million as of December 31, 2010 and 2009, respectively. We expect to contribute $1.0 million to the pension plan in 2011.
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
A summary of our contractual cash obligations at December 31, 2010 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases	$18,348	$2,589	$2,600	$2,596	$2,686	$2,615	$5,262
Product purchase obligations (1)	16,551	16,551	—	—	—	—	—
See Part I, Item 2 — Properties for a description of our leased facilities.

(1)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2010, no such losses existed.

We also have a commercial line of credit as described below, which is more fully described under the caption “Liquidity and Capital Resources”:

Other Commercial	Maximum Amount
Commitment	Committed	Outstanding at 12/31/10	Date of Expiration
Line of credit	$30,000,000	$—	June 30, 2012
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
Product Warranty: We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such anticipated costs at the time product revenue is recognized. Factors that affect our warranty liability include sales experience along with historical and anticipated future rates of warranty claims. We also utilize information received from customers to assist in determining the appropriate warranty accrual levels.
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
Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the 5.25% discount rate and the 8.0% expected long-term rate of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or material changes in our assumptions may affect our pension and other postretirement obligations, our future expense and shareholders’ equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this annual report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.
Deferred Tax Asset Valuation Allowance: Our deferred taxes are reduced by a valuation allowance when, in our opinion, we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance related to the State of Wisconsin net operating loss (“NOL”) carryforwards, as realization of NOL carryforwards is dependent upon having taxable income in Wisconsin in future periods. The remaining balance of the deferred taxes after such valuation allowance represents the portion of Wisconsin NOL carryforwards which management believes is more likely than not to be realized.
Stock-Based Compensation: The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statements of income on a straight-line basis over the requisite service period for each separately vesting portion of the award. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons for and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk results from fluctuations in interest rates. Our line of credit interest rate is the LIBOR rate plus 1.75%. Using an average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would impact the Company’s annual interest expense by approximately $0.1 million.
We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2010, we used an estimated discount rate of 5.25%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits of approximately $1.9 million at December 31, 2010. At December 31, 2010, we used an expected rate of return on plan assets of 8.0%. The historical annualized ten-year rate of return on pension plan assets is approximately 4.0%. A one percent change in the actual rate of return on pension plan assets would affect the charge to equity by approximately $0.1 million.
Our financial market risk arises from fluctuations in foreign currencies. Our net investment exposure in our foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at December 31, 2010, was approximately $1.7 million. The potential loss in recorded value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.2 million at December 31, 2010. At December 31, 2010 we had no formal plans to liquidate any of our operating foreign subsidiaries within the consolidated group, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

Item 8.	Financial Statements and Supplementary Data
The consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and the related consolidated balance sheets of the Company as of December 31, 2010 and 2009, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-24 hereof and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

(b) Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
We have audited LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. LaCrosse Footwear, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, LaCrosse Footwear, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010 of LaCrosse Footwear, Inc. and Subsidiaries and our report dated March 4, 2011 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 4, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance
The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance will be set forth under the captions “Proposal 1 — Election of Directors,” “Board of Directors,” “Executive Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” respectively, in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC no later than April 30, 2011 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.
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
The information required by this Item will be set forth under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item with respect to Security Ownership of Certain Beneficial Owners and Management will be set forth under the caption “Principal Shareholders” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.
The following table provides certain equity compensation information as of December 31, 2010:

Approximate number of
securities remaining
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in the first
Plan Category	rights (1)	warrants and rights	column) (2)
Equity compensation plans approved by security holders	799,237	$11.99	589,000

Equity compensation plans not approved by security holders	—	—	—

Total	799,237	$11.99	589,000

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”), 2007 Long Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan, As Amended and Restated (the “Director Plan”).

(2)	Includes 463,000 shares of the Company’s Common Stock available for issuance under the 2007 Long Term Incentive Plan and 126,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
The information required by this Item will be set forth under the captions “Transactions with Related Persons,” “Compensation Committee Interlocks and Insider Participation,” and “Board of Directors” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

PART IV
Item 15. Exhibits and Financial Statement Schedules
       Financial Statements
1.	The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:
2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2010 and 2009 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	33
Schedule II Valuation and Qualifying Accounts	34
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
3.	See the Exhibit Index for a description of exhibits filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
By	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer

Date: March 4, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 4, 2011

/s/ Stephen F. Loughlin Stephen F. Loughlin	Director	March 4, 2011

/s/ Charles W. Smith Charles W. Smith	Director	March 4, 2011

/s/ John D. Whitcombe John D. Whitcombe	Director	March 4, 2011

/s/ William H. Williams William H. Williams	Director	March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 4, 2011 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of LaCrosse Footwear, Inc. and Subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of LaCrosse Footwear, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 4, 2011

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at				Balance
	Beginning	Charged to Costs	Charged To		at End
	of Year	and Expenses	Other Accounts	Deductions	of Year
Year ended December 31, 2010
Accounts receivable allowances:
Allowance for discounts	$198	$829	$—	$862	$165
Allowance for nondefective product	171	1,701	—	1,653	219
Allowance for doubtful accounts	294	51	—	212	133

Total	$663	$2,581	$—	$2,727	$517

Allowance for slow-moving inventory	$797	$520	$—	$919	$398

Deferred tax asset valuation allowance	$1,017	$5	$—	$—	$1,022

Year ended December 31, 2009
Accounts receivable allowances:
Allowance for discounts	$225	$953	$—	$980	$198
Allowance for nondefective product	135	1,623	—	1,587	171
Allowance for doubtful accounts	449	306	—	461	294

Total	$809	$2,882	$—	$3,028	$663

Allowance for slow-moving inventory	$449	$1,167	$—	$819	$797

Deferred tax asset valuation allowance	$1,070	$—	$—	$53	$1,017

The accounts receivable, inventory, and deferred tax asset allowances above are deducted from the applicable asset accounts in the accompanying consolidated balance sheets.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on November 3, 2005)

(3.3)	Amendment to Amended and Restated By-Laws of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2006)

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	Amended and Restated LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit (4.1) of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142598))

(10.7)*	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit (4.1) of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142597))

(10.8)*	LaCrosse Footwear, Inc. 2010 Annual Incentive Compensation Plan Document (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 11, 2009)

(10.9)*	LaCrosse Footwear, Inc. 2011 Annual Incentive Compensation Plan Document (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 21, 2010)

*	A management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description
(10.10)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.11)	Single Tenant Industrial Triple Net Lease, dated June 11, 2008, by and between LaCrosse Footwear, Inc. and 267 Associates, L.L.C. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on June 13, 2008)

(10.12)	Multi-Tenant Industrial Triple Net Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.13)	Parking Lot Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.14)	Certified Manufacturer Agreement, dated as of March 5, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.14) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.15)	Trademark License, dated as of February 25, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.16)	Amendment to Contractual Agreements, dated as of November 17, 2008, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.17)	Amended and Restated Credit Agreement, dated September 8, 2006, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on July 22, 2010)

(10.18)	Revolving Credit Note, dated as of September 8, 2006, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on September 12, 2006)

(10.19)	First Amendment To Credit Agreement and Waiver, dated February 25, 2008, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear Inc.’s Form 8-K as filed with the Commission on February 27, 2008)

Exhibit Number	Exhibit Description
(10.20)	Second Amendment to Credit Agreement and Waiver, dated October 3, 2008, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.1) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on October 28, 2008)

(10.21)	Second Amended and Restated Credit Agreement, dated March 1, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.2) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on July 22, 2010)

(10.22)	Revolving Line of Credit Note, dated as of March 9, 2009, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to exhibit (10.2) to LaCrosse Footwear, Inc.’s Quarterly Report on Form 10-Q as filed with the Commission on April 24, 2009)

(10.23)	Letter Amendment to Second Amended and Restated Credit Agreement, dated November 30, 2009, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.28) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K as filed with the Commission on March 5, 2010)

(10.24)	Letter Amendment to Second Amended and Restated Credit Agreement, dated January 26, 2010, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender (Incorporated by reference to exhibit (10.29) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K as filed with the Commission on March 5, 2010)

(10.25)	Second Amendment to Third Party Security Agreement, dated January 26, 2010, by and between LaCrosse Footwear, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to exhibit (10.30) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K as filed with the Commission on March 5, 2010)

(10.26)	Second Amendment to Third Party Security Agreement, dated January 26, 2010, by and between Danner, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to exhibit (10.31) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K as filed with the Commission on March 5, 2010)

(10.27)	Letter Amendment to Second Amended and Restated Credit Agreement, dated September 30, 2010, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender

(10.28)	Letter Amendment to Second Amended and Restated Credit Agreement, dated January 31, 2011, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS

F - INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
LaCrosse Footwear, Inc.
We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting.
/s/ McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 4, 2011

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except share and per share data)

ASSETS	2010	2009

CURRENT ASSETS
Cash and cash equivalents (Notes 2 and 9)	$4,274	$17,739
Trade accounts and other receivables, less allowances of $517 in 2010 and $663 in 2009 (Note 9)	22,834	21,635
Inventories (Note 3)	40,071	27,031
Prepaid expenses and other	1,321	1,129
Deferred tax assets (Note 4)	1,614	1,503

Total current assets	70,114	69,037

PROPERTY AND EQUIPMENT
Leasehold improvements	7,173	1,772
Machinery and equipment	21,569	18,584

Gross property and equipment	28,742	20,356
Less accumulated depreciation	12,588	11,874

Property and equipment, net	16,154	8,482

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	249	313

Total other assets	11,002	11,066

TOTAL ASSETS	$97,270	$88,585

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009

CURRENT LIABILITIES
Accounts payable	$16,477	$8,036
Accrued compensation	4,261	3,343
Other accruals	3,356	3,755

Total current liabilities	24,094	15,134

LONG-TERM DEBT (Note 5)	263	—
DEFERRED REVENUE (Note 5)	566	225
DEFERRED LEASE OBLIGATIONS	782	614
COMPENSATION AND BENEFITS (Note 8)	4,385	4,680
DEFERRED TAX LIABILITIES (Note 4)	2,732	2,337

Total liabilities	32,822	22,990

COMMITMENTS AND CONTINGENCIES (Notes 6, 8, 9 and 15)

SHAREHOLDERS’ EQUITY (Notes 7, 8, 13 and 15)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	30,536	29,041
Accumulated other comprehensive loss	(3,731)	(3,348)
Retained earnings	38,789	41,529
Less cost of 258,775 and 381,829 shares of treasury stock	(1,213)	(1,694)

Total shareholders’ equity	64,448	65,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,270	$88,585

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009, and 2008
(In thousands, except share and per share data)

	2010	2009	2008

Net sales (Note 10)	$150,542	$139,152	$127,956
Cost of goods sold	91,413	85,062	77,295

Gross profit	59,129	54,090	50,661
Selling and administrative expenses	47,699	45,505	40,541

Operating income	11,430	8,585	10,120
Non-operating expense	(239)	(375)	(24)

Income before income taxes	11,191	8,210	10,096

Income tax provision (Note 4)	4,310	2,700	3,929

Net income	$6,881	$5,510	$6,167

Net income per common share:
Basic	$1.07	$0.87	$0.99
Diluted	$1.04	$0.86	$0.96

Weighted average number of common shares outstanding:
Basic	6,428,625	6,303,473	6,215,049
Diluted	6,590,009	6,374,936	6,416,731
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

			Accumulated
	Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Shareholders’	Comprehensive
	Stock	Capital	Loss	Earnings	Stock	Equity	Income

Balance, December 31, 2007	$67	$27,473	($1,011)	$42,328	($2,872)	$65,985
Net income	—	—	—	6,167	—	6,167	$6,167
Employee benefit plan actuarial loss net of deferred tax of $1,731	—	—	(2,709)	—	—	(2,709)	(2,709)
Stock based compensation expense	—	577	—	—	—	577
Cash dividends paid	—	—	—	(9,322)	—	(9,322)
Purchase of treasury stock	—	—	—	—	(95)	(95)
Exercise of stock options	—	197	—	—	921	1,118
Foreign currency translation adjustment	—	—	(309)	—	—	(309)	(309)

Comprehensive income							3,149

Balance, December 31, 2008	67	28,247	(4,029)	39,173	(2,046)	61,412
Net income	—	—	—	5,510	—	5,510	5,510
Employee benefit plan actuarial gain net of deferred tax of $411	—	—	641	—	—	641	641
Stock based compensation expense	—	581	—	—	—	581
Cash dividends paid	—	—	—	(3,154)	—	(3,154)
Exercise of stock options	—	213	—	—	352	565
Foreign currency translation adjustment	—	—	40	—	—	40	40

Comprehensive income							6,191

Balance, December 31, 2009	67	29,041	(3,348)	41,529	(1,694)	65,595
Net income	—	—	—	6,881	—	6,881	6,881
Employee benefit plan actuarial loss net of deferred tax of $146	—	—	(229)	—	—	(229)	(229)
Stock based compensation expense	—	560	—	—	—	560
Cash dividends paid	—	—	—	(9,621)	—	(9,621)
Exercise of stock options	—	935	—	—	540	1,475
Purchase of treasury stock	—	—	—	—	(59)	(59)
Foreign currency translation adjustment	—	—	(154)	—	—	(154)	(154)

Comprehensive income							$6,498

Balance, December 31, 2010	$67	$30,536	($3,731)	$38,789	($1,213)	$64,448

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008

Cash Flows from Operating Activities
Net income	$6,881	$5,510	$6,167
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,016	2,705	1,891
Loss on disposal of property and equipment	64	225	5
Stock-based compensation expense	560	581	577
Deferred income taxes	433	1,011	64
Changes in current assets and liabilities, net of effects of acquisitions in 2009 and 2008:
Trade accounts and other receivables	(1,241)	814	144
Inventories	(13,150)	1,740	1,682
Accounts payable	8,120	(2,252)	3,022
Accrued expenses and other	381	1,872	(301)

Net cash provided by operating activities	5,064	12,206	13,251

Cash Flows from Investing Activities
Purchases of property and equipment	(10,604)	(5,254)	(3,176)
Proceeds from sales of property and equipment	1	41	—
Acquisition payment (Note 11)	—	(388)	(3,169)

Net cash used in investing activities	(10,603)	(5,601)	(6,345)

Cash Flows from Financing Activities
Proceeds from long-term debt	300	—	—
Cash dividends paid	(9,621)	(3,154)	(9,322)
Purchase of treasury stock	(59)	—	(95)
Proceeds from exercise of stock options	1,475	565	1,118

Net cash used in financing activities	(7,905)	(2,589)	(8,299)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(21)	40	(309)

Increase (decrease) in cash and cash equivalents	(13,465)	4,056	(1,702)

Cash and cash equivalents:
Beginning	17,739	13,683	15,385

Ending	$4,274	$17,739	$13,683

SUPPLEMENTAL INFORMATION

Cash payments for income taxes	$4,451	$438	$3,692

Non-cash actuarial pension liability adjustment net of tax (Note 8)	$(229)	$641	$(2,709)

Non-cash deferred income tax expense (benefit) from actuarial change to pension liability (Note 8)	$(146)	$411	$(1,731)
See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
LaCrosse Footwear, Inc. is a leading developer and marketer of branded, premium and innovative footwear for expert work and outdoor consumers. The Company’s Danner® and LaCrosse® brands are distributed domestically through a nationwide network of specialty retailers and distributors, and internationally through distributors and retailers in North America, Asia, and Europe.
The Company markets its two brands through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international.
•	Within the wholesale channel, the LACROSSE® and DANNER® brands are marketed through its employee field sales staff directly to sporting goods and outdoor retailers, general merchandisers, industrial distributors, and independent shoe stores.

•	The government channel provides performance footwear built to meet the demands and specific requirements for multiple branches of the U.S. military, retail outlets on military bases, as well as federal, state and other governmental agencies.

•	Through the direct channels of distribution, the Company operates four Internet websites for use by consumers and its wholesale partners. The Company also has a factory store in Portland, Oregon.

•	International sales are derived through the Company’s European subsidiary sales staff, its Japanese distributor and through various independent distributor and dealer networks in other countries outside the United States.
Summary of significant accounting policies:
Principles of consolidation — The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., LaCrosse Europe, Inc., and LaCrosse Europe ApS (collectively the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.
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
Any gains or losses generated by foreign currency transactions are recorded in non-operating expense in the consolidated statements of income in the period in which they occur.
Fair value of financial instruments — The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable are estimated to approximate their fair value due to their short maturities.
Trade accounts receivable and allowance for doubtful accounts — Trade accounts receivable are carried at the original invoice amount less estimated allowances for doubtful accounts, cash discounts and non-defective returns. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of customers based upon ongoing credit evaluations. The Company also analyzes its cash discount programs and returns policies and future rates of non-defective returns to assess the adequacy of allowance levels and adjusts such allowances as necessary.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for potentially slow-moving or excess inventories is made based on management’s analysis of inventory levels, future sales forecasts, and current estimated market values.
Property and equipment — Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives or lease term, whichever is shorter. Depreciable lives range from five to fifteen years for leasehold improvements and from two to fifteen years for machinery and equipment.
Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets. Goodwill is not amortized, but is subject to annual impairment tests. The Company reviews its goodwill for impairment annually, or more frequently if there is a triggering event. The Company uses a two-step test to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Company also reviews the carrying amount

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company tests for impairment at the end of the second quarter each year. As of June 26, 2010, the Company determined there was no impairment of its recorded goodwill and as of December 31, 2010, there has been no triggering event that would require an updated impairment review.
Recoverability and impairment of intangible assets and other long-lived assets — The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company has determined that there was no impairment as of December 31, 2010.
Product warranties — The Company provides a limited warranty for the replacement of defective products for a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such anticipated costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include sales experience along with historical and anticipated future rates of warranty claims.
Accruals for product warranties are included in other accruals in the accompanying consolidated balance sheets. Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2010 and 2009 are summarized as follows (in thousands):

	December 31,
	2010	2009
Accrued product warranties, beginning	$1,409	$1,266
Accruals for products sold	3,181	2,890
Warranty claims	(3,002)	(2,747)

Accrued product warranties, ending	$1,588	$1,409

Stock-based compensation — The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant. The Company recognizes compensation expense for options on a straight-line basis over the requisite service period for each separately vesting portion of the award. Stock-based compensation expense recognized was $0.6 million ($0.05 per diluted share) for 2010, $0.6 million ($0.06 per diluted share) for 2009, and $0.6 million ($0.05 per diluted share) for 2008. See Note 7, “Stock Options” for additional information.
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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies, Continued
Research and development costs — Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials, facilities, and other costs and do not represent a material portion of operating expenses.
Advertising and promotion — The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with wholesalers. Costs for these advertising and promotional programs are charged to expense as incurred. Advertising and promotional expenses included in the consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 were $3.7 million, $3.1 million, and $2.4 million, respectively.
Net income per common share — The Company presents its net income on a per share basis for both basic and diluted common shares. Basic earnings per common share excludes all dilutive stock options and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation assumes that all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive.
A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2010	2009	2008
Basic weighted average common shares outstanding	6,428,625	6,303,473	6,215,049
Dilutive stock options	161,384	71,463	201,682

Diluted weighted average common shares outstanding	6,590,009	6,374,936	6,416,731

Segment reporting — The Company is required to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. The Company has determined that it operates as a single segment. The Company manages its resources and assesses its performance on an enterprise-wide basis.
Note 2. Fair Value of Financial Instruments
Cash and cash equivalents at December 31, 2010 and 2009 were $4.3 million and $17.7 million, respectively. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The Company does not have any other financial assets or liabilities that are measured at fair value.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Inventories
     A summary of inventories is as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$8,186	$4,094
Work in process	637	388
Finished goods	31,646	23,346

Subtotal	40,469	27,828
Less: provision for obsolete and slow-moving inventories	(398)	(797)

Total	$40,071	$27,031

Note 4. Income Tax Matters
Income before income taxes consist of the following (in thousands):

	Years Ending December 31,
	2010	2009	2008
United States	$10,935	$7,983	$11,536
Foreign	256	227	(1,440)

Total	$11,191	$8,210	$10,096

Deferred tax assets and deferred tax liabilities consist of the following components (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Trade receivable allowances	$88	$147
Inventories	896	800
Compensation and benefits	2,593	2,615
Warranty reserves and other	1,344	849
Net operating loss carryforwards	1,039	1,058
Valuation allowance	(1,022)	(1,017)

Total deferred tax assets	4,938	4,452

Deferred tax liabilities:
Goodwill amortization	4,194	4,194
Property and equipment	1,859	1,012
Prepaid expenses and other	3	80

Total deferred tax liabilities	6,056	5,286

Net deferred tax liabilities	$(1,118)	$(834)

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Tax Matters, Continued
The components giving rise to the deferred tax assets and deferred tax liabilities described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2009
Current assets	$1,614	$1,503
Noncurrent liabilities	(2,732)	(2,337)

Net deferred tax liabilities	$(1,118)	$(834)

As of December 31, 2010 and 2009, the Company recorded a valuation allowance of $1.0 million related to the state of Wisconsin net operating loss (“NOL”) carryforwards, the realization of which is dependent on having taxable income in Wisconsin in future periods.
In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.
The total state NOLs as of December 31, 2010 are approximately $19.9 million, which will expire as follows: $0.8 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, at $0.5 million in 2020.
The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2010	2009	2008
Current:
Federal	$2,949	$1,714	$3,542
State	866	431	323
Foreign	69	(372)	—
Deferred:
Federal	496	545	379
State	(31)	(15)	43
Foreign	(39)	397	(358)

Provision for income taxes	$4,310	$2,700	$3,929

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Tax Matters, Continued
The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of income are as follows:

	December 31,
	2010	2009	2008
Statutory federal tax rate	34.0%	34.0%	34.0%
State rate, net of federal tax effect	5.0%	5.1%	3.2%
Federal & state research and experimentation credits	(1.3%)	(2.0%)	(2.3%)
Liability for unrecognized tax benefits	0.0%	(3.1%)	1.3%
Foreign rate differential	0.0%	(1.8%)	1.8%
Other, net	0.8%	0.7%	0.9%

Effective income tax rate	38.5%	32.9%	38.9%

A reconciliation of the beginning and ending liability for unrecognized income tax benefits for 2010 and 2009 is shown below (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$17	$349
Additions based on tax positions related to the current year	6	8
Reductions for tax positions of prior years	—	(265)
Settlements	—	(75)

Balance, end of year	$23	$17

As of December 31, 2010, the Company’s balance of net uncertain tax benefit positions would reduce the Company’s effective income tax rate if recognized.
The Company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2010 and December 31, 2009 was insignificant. Interest is computed on the difference between the Company’s uncertain tax benefit positions and the amount deducted or expected to be deducted in the Company’s tax returns.
The Company files a consolidated U.S. federal income tax return as well as foreign and state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). The Company has concluded tax examinations for U.S. federal and Oregon state filings through the tax year ended December 2007 and December 2006, respectively. Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities other than Oregon for years prior to the December 2005 and 2006 tax years. The Company is not subject to foreign tax examinations prior to the year ended December 2008.
Note 5. Financing Arrangements
On March 9, 2009, the Company entered into a 3-year extension of the Company’s previous line of credit agreement with Wells Fargo Bank, N.A, which expires June 30, 2012. Amounts borrowed under the agreement are secured by substantially all of the Company’s assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $17.5 million and from June 1 to December 31, the total available is $30 million. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Financing Arrangements, Continued
0.15% on the unused balance. At December 31, 2010 and 2009, the Company had no outstanding balances due under this financing agreement.
On January 26, 2010, the Company entered into a letter amendment to the line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the years ended December 31, 2010 and 2009, and increased allowable cash dividends for the year ending December 31, 2010.
On September 30, 2010 the Company entered into an additional letter amendment to the line of credit agreement with Wells Fargo Bank, N.A. which increased the allowable capital expenditures for the remainder of 2010.
See Note 15. “Subsequent Events”, for information regarding a January 31, 2011 amendment to the line of credit agreement.
In June 2006, the Company received a grant of $0.2 million and a non-interest bearing loan of $0.6 million from the Portland Development Commission, which were used to finance certain leasehold improvements at the Company’s Portland distribution facility. The grant is recorded as deferred revenue and is being amortized as a reduction of operating expenses on a straight-line basis over five years, which is the estimated useful life of the associated leasehold improvements. In the third quarter of 2008, the loan was forgiven by the Portland Development Commission and accordingly, the Company reclassified the remaining unamortized long-term debt to deferred revenue and will continue to amortize the balance until 2011. Deferred revenue was $0.1 million and $0.2 million at December 31, 2010 and 2009, respectively.
In May 2010, the Company received a loan of $0.3 million from the State of Oregon to finance certain equipment purchases at its new Danner factory which began production in the third quarter of 2010. The State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on any portion of the loan forgiven upon meeting employment criteria at the Danner factory. The employment criteria require the Company to maintain a certain number of employees at the Danner factory over a consecutive eight quarter period beginning July 1, 2010 and ending no later than September 30, 2014. At that time the remaining loan balance which has not been forgiven will bear interest at 5.0% per annum and will mature on October 31, 2014. As the Company meets the specified employment criteria at the Danner factory during a given period, beginning with the fourth quarter of 2010, a corresponding portion of the loan will be reclassified to deferred revenue and amortized over the life of the factory lease.
Note 6. Lease Commitments and Contingencies
Lease Commitments — The Company has real estate operating leases for offices, factory store, and manufacturing and distribution centers under non-cancelable lease agreements expiring on various dates through 2025. The total rental expense included in the consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 is $2.9 million, $2.9 million, and $2.2 million, respectively. The future minimum lease payments required under non-cancelable operating leases at December 31, 2010 are: $2.6 million in each of years 2011 through 2013, $2.7 million in 2014, $2.6 million in 2015, and $5.3 million thereafter.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Lease Commitments and Contingencies, Continued
Contingencies — In the normal course of business, the Company is subject to various claims and potential litigation. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that any such matters that are currently known will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
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
The Company is required to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service period for each separately vesting portion of an award. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The following table lists the assumptions used by the Company in determining the fair value of stock options and the resulting fair value for the years ended December 31, 2010, 2009, and 2008:

	December 31,
	2010	2009	2008
Expected dividend yield	4.1%	3.7%	2.9%
Expected stock price volatility	50%	46%	31%
Risk-free interest rate	2.4%	1.4%	3.2%
Expected life of options	4.7 years	4.6 years	4.4 years
Weighted average fair value of options	$4.22	$3.26	$3.76

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Options, Continued
The following table represents stock option activity for the three years ended December 31, 2010:

	Common Shares Under Options	Weighted Average Exercise Price	Average Remaining Contract Life

Options outstanding December 31, 2007	788,579	$8.94
Granted	193,175	16.72
Canceled	(43,749)	13.83
Exercised	(141,166)	5.78

Options outstanding December 31, 2008	796,839	11.12
Granted	193,150	11.46
Canceled	(97,799)	12.80
Exercised	(82,667)	5.52

Options outstanding December 31, 2009	809,523	11.57
Granted	172,975	13.32
Canceled	(55,830)	13.63
Exercised	(127,431)	10.43

Options outstanding December 31, 2010	799,237	$11.99	4.1 years

Options outstanding under the option plans on December 31, 2010 by price range are as follows:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
Range of	Outstanding	Average	Remaining	Outstanding	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life

< $7.70	35,890	$2.58	2.0	35,890	$2.58	2.0
$7.70 - $10.50	104,199	7.93	3.4	90,362	7.76	3.1
> $10.50	659,148	13.14	4.4	322,412	12.62	3.6

	799,237	11.99	4.1	448,664	10.84	3.4

The Company’s nonvested stock option activity for the year ended December 31, 2010 is as follows:

Number of
Shares
Nonvested stock options at beginning of year	380,382
Vested	(146,954)
Canceled	(55,830)
Granted	172,975

Nonvested stock options at end of year	350,573

Shares available for future stock grants to employees and directors under existing plans were approximately 589,000 at December 31, 2010. The aggregate intrinsic value of options outstanding at December 31, 2010 was $3.7 million, and the aggregate intrinsic value of exercisable options was $2.6 million. The total intrinsic value of options exercised during 2010, 2009, and 2008 was $0.8 million, $0.4 million, and $0.4 million, respectively. At December 31, 2010, there was approximately $0.4 million of unrecognized compensation cost related to share-based payments to be recognized over a weighted-average period of approximately 1.1 years. The total fair value of options vesting in 2010 and 2009 was approximately $0.6

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Stock Options, Continued
million for each year. A tax benefit of $0.3 million, $0.1 million, and $0.3 million was recognized in 2010, 2009, and 2008, respectively, from the exercise of stock options.
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

	Pension Benefits		Other Benefits
Summary of pension and other postretirement	December 31,		December 31,
benefit plans (in thousands):	2010	2009	2010	2009
Changes in benefit obligations:
Obligations at beginning of year	$16,337	$15,586	$275	$279
Interest cost	908	944	16	17
Benefits paid	(1,137)	(1,088)	(22)	(21)
Actuarial losses	877	895	—	—

Obligations at end of year	$16,985	$16,337	$269	$275

Changes in plan assets:
Fair value of assets at beginning of year	$11,932	$10,021	$—	$—
Actual return on assets	1,290	2,405	—	—
Company contributions	784	594	22	21
Benefits paid	(1,137)	(1,088)	(22)	(21)

Fair value of assets at end of year	$12,869	$11,932	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(4,116)	$(4,405)	$(297)	$(290)
Unrecognized loss	5,421	5,046	28	15

Accrued benefit (cost)	$1,305	$641	$(269)	$(275)

Total compensation and benefits liabilities	$4,116	$4,405	$269	$275
The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying balance sheets:

	December 31,
	2010	2009
Pension benefits	$4,116	$4,405
Other benefits	269	275

Total compensation and benefits	$4,385	$4,680

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
Changes to Accumulated Other Comprehensive Loss pertaining to the defined benefit pension plan for the years ended December 31, 2010, 2009, and 2008 are shown below (in thousands):

					Accumulated
	Prior			Deferred	Other
	Service	Unrecognized		Tax	Comprehensive
	Cost	(Gains)/Losses	Total	Amount	Loss

Balance, December 31, 2007	$108	$1,550	$1,658	$(647)	$1,011
Incurred in the current year	—	4,454	4,454	(1,736)	2,718
Recognized as component of net periodic income	(14)	—	(14)	5	(9)

Balance, December 31, 2008	94	6,004	6,098	(2,378)	3,720
Incurred in the current year	—	(764)	(764)	299	(465)
Recognized as component of net periodic cost	(94)	(194)	(288)	112	(176)

Balance, December 31, 2009	—	5,046	5,046	(1,967)	3,079
Incurred in the current year	—	528	528	(206)	322
Recognized as component of net periodic cost	—	(153)	(153)	60	(93)

Balance, December 31, 2010	$—	$5,421	$5,421	$(2,113)	$3,308

To be recognized as component of net periodic cost in 2011	$—	$167
Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of adjustments related to foreign currency translation and the actuarial loss related to pension benefits. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2010	2009
Pension actuarial loss, net of tax	$3,308	$3,079
Foreign currency translation adjustment	423	269

Accumulated other comprehensive loss	$3,731	$3,348

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
Components of net periodic cost (income) for the years ended December 31 are shown below (in thousands):

	Pension Benefits December 31,			Other Benefits December 31,
	2010	2009	2008	2010	2009	2008

Cost (income) recognized during the year:
Interest cost	$908	$944	$951	$16	$17	$17
Expected return on plan assets	(940)	(798)	(1,095)	—	—	—
Amortization of loss	153	194	—	—	—	—
Amortization of prior service cost	—	—	14	—	—	—
Curtailment	—	146	—	—	—	—

Net periodic cost (income)	$121	$486	$(130)	$16	$17	$17

	Pension Benefits December 31,			Other Benefits December 31,
	2010	2009	2008	2010	2009	2008
Assumptions used in determining net periodic cost (income):
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*
* This plan does not have separate assets, as a result there is no actual or expected return on plan assets.
The discount rate used is based on an assumed portfolio of high quality bonds with cash flows matching the timing of expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical returns, taking into account current and expected market conditions. The actual returns on pension plan assets were approximately 12% in 2010, 26% in 2009, and (24%) in 2008. The historical annualized ten-year rate of return on pension plan assets is approximately 4%.
The Company’s pension plan asset allocation at December 31, 2010 and 2009 and target allocation for 2011 are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,
Asset Category	2011	2010	2009
Equity securities — mutual funds	50%-60%	57%	56%
Debt securities — mutual funds	40%-50%	43%	44%

Total		100%	100%

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
The Company expects to contribute approximately $1.0 million to the pension plan in 2011. The following benefit payments are expected to be paid from the plan over the next ten years (in thousands):

Year(s)	Pension Benefits	Other Benefits
2011	$1,090	$23
2012	1,075	23
2013	1,070	24
2014	1,052	24
2015	1,094	25
2016-2020	5,675	120
The Company has adopted a framework for measuring the fair value of plan assets that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:
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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Compensation and Benefit Agreements, Continued
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities — domestic mutual funds	$5,450	$—	$—	$5,450
Equity securities — international mutual funds	1,924			1,924
Debt securities — mutual funds	5,495	—	—	5,495

Total	$12,869	$—	$—	$12,869

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities — domestic mutual funds	$4,830	$—	$—	$4,830
Equity securities — international mutual funds	1,795			1,795
Debt securities — mutual funds	5,307	—	—	5,307

Total	$11,932	$—	$—	$11,932

The Company has an employee retirement savings plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer a portion of their annual compensation through pre-tax contributions.
For this plan, the Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2010, 2009, and 2008 were $0.6 million, $0.5 million, and $0.4 million, respectively. The Company’s Board of Directors may also approve discretionary annual contributions to employee’s 401(k) retirement accounts. The discretionary contributions for the years ended December 31, 2010, 2009 and 2008 were $0.1 million for each year.
Note 9. Significant Risks and Uncertainties
Concentrations of Credit Risk — Cash — At December 31, 2010 and 2009, the Company had $4.3 million and $17.7 million, respectively, in cash, money market accounts, and U.S. Government money market accounts at financial institutions, which included amounts in excess of the federally insured limits.
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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Enterprise-wide Disclosures
The Company sells its products to two market categories, work and outdoor. The following table presents information about the Company’s net sales attributed to these two market categories (in thousands):

	Years Ended December 31,
Net sales:	2010	2009	2008
Work Market	$94,751	$88,200	$74,902
Outdoor Market	55,791	50,952	53,054

Total	$150,542	$139,152	$127,956

The following table presents information about the Company’s net sales by geography based on the location of the customer (in thousands):

	Years Ended December 31,
Net sales:	2010	2009	2008
United States	$141,987	$131,897	$120,039
Foreign Countries	8,555	7,255	7,917

Total	$150,542	$139,152	$127,956

Included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 are the net assets located outside of the United States of approximately $2.8 million and $2.7 million, respectively. The net book value of long-lived assets located outside of the United States totaled $0.7 million and $0.5 million at December 31, 2010 and 2009, respectively.
The Company sells its products to a large number of customers in different markets across multiple product categories. One customer accounted for 21%, 20%, and 9%, respectively, of total revenues for the years ended December 31, 2010, 2009, and 2008.
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
On July 21, 2008, the Company announced the formation of LaCrosse Europe ApS, a subsidiary based in Denmark. In establishing this company, LaCrosse Europe ApS purchased certain assets for $3.2 million in cash from the Company’s former European distributor, Gateway Footgear. The acquired assets included inventory and sales order backlog. The results of operations since the date of acquisition have been included in the consolidated financial statements. Proforma results of periods prior to the date of acquisition to include the acquired entity are not included since management has determined they are not material to the consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Quarterly Selected Financial Data (Unaudited)
The following reflects the Company’s unaudited quarterly results of operations for 2010 and 2009 (in thousands except per share data):

	2010
	Q1	Q2	Q3	Q4

Net sales	$34,227	$26,553	$37,682	$52,081
Gross profit	13,768	10,863	14,016	20,483
Operating income	2,731	195	2,054	6,450
Income tax provision	1,047	61	857	2,345
Net income	1,662	101	1,146	3,973

Basic income per common share	$0.26	$0.02	$0.18	$0.62
Diluted income per common share	$0.25	$0.02	$0.17	$0.60

	2009
	Q1	Q2	Q3	Q4

Net sales	$25,910	$29,976	$40,761	$42,505
Gross profit	9,831	12,218	15,721	16,320
Operating income (loss)	(1,038)	1,990	3,906	3,727
Income tax provision (benefit)	(398)	315	1,450	1,333
Net income (loss)	(692)	1,658	2,221	2,323

Basic income (loss) per common share	($0.11)	$0.26	$0.35	$0.37
Diluted income (loss) per common share	($0.11)	$0.26	$0.35	$0.36
Note 13. Cash Dividends
During the first quarter of 2008, the Company paid a special dividend and a quarterly dividend totaling $7.0 million, or $1.125 per common share. Quarterly dividends totaling $2.3 million, in the amount of $0.125 per common share, were paid in the second, third and fourth quarters of 2008, respectively.
In 2009, the Company paid quarterly dividends of $0.8 million, or $0.125 per common share, totaling $3.2 million.
During the first quarter of 2010, the Company paid a special dividend and a quarterly dividend totaling $7.2 million or $1.125 per common share. Subsequently, quarterly dividends totaling $2.4 million, in the amount of $0.125 per common share, were paid in the second, third and fourth quarters, respectively.
Note 14. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted this guidance in the financial statements presented herein, which did not impact its consolidated financial position or results of operations.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Subsequent Events
On February 1, 2011, the Company announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This first quarter dividend will be paid on March 18, 2011 to shareholders of record as of the close of business on February 22, 2011. The total cash payment for this dividend will be approximately $0.8 million.
On January 31, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. which amends the allowable capital expenditures for the remainder of the credit agreement term, which expires June 30, 2012.