Form 10-Q
period 2011-03-26
LACROSSE FOOTWEAR INC
filed 2011-04-21
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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

Large Accelerated Filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value, outstanding as of April 19, 2011: 6,500,593 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

PART I —FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 26,	December 31,	March 27,
(in thousands, except share and per share data)	2011	2010	2010
Assets:
Current Assets:
Cash and cash equivalents (Note 2)	$527	$4,274	$19,713
Trade and other accounts receivable, less allowances of $426, $517, and $544, respectively	15,666	22,834	16,933
Inventories, net (Note 3)	46,869	40,071	21,928
Prepaid expenses and other	984	1,321	1,026
Deferred tax assets	1,675	1,614	1,552

Total current assets	65,721	70,114	61,152

Property and equipment, net of accumulated depreciation of $12,675, $12,588, and $12,592, respectively	16,000	16,154	8,446
Goodwill	10,753	10,753	10,753
Other assets	243	249	369

Total assets	$92,717	$97,270	$80,720

Liabilities and Shareholders’ Equity:
Current Liabilities:
Short-term borrowings (Notes 2 and 6)	$6,247	$—	$—
Accounts payable	10,553	16,477	7,211
Accrued compensation	1,301	4,261	2,088
Product warranty and other accruals (Note 4)	1,994	3,356	3,012

Total current liabilities	20,095	24,094	12,311

Long-term debt	225	263	—
Deferred revenue	548	566	188
Deferred lease obligations	813	782	635
Compensation and benefits (Note 8)	4,146	4,385	4,493
Deferred tax liabilities	3,053	2,732	2,211

Total liabilities	28,880	32,822	19,838

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	31,122	30,536	29,757
Accumulated other comprehensive loss (Note 10)	(3,640)	(3,731)	(3,489)
Retained earnings (Notes 9 and 11)	37,327	38,789	35,989
Less cost of 217,759, 258,775 and 312,738 shares of treasury stock, respectively	(1,039)	(1,213)	(1,442)

Total shareholders’ equity	63,837	64,448	60,882

Total liabilities and shareholders’ equity	$92,717	$97,270	$80,720

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	March 26,	March 27,
(in thousands, except per share data)	2011	2010
Net sales	$25,188	$34,227
Cost of goods sold	14,751	20,459

Gross profit	10,437	13,768
Selling and administrative expenses	11,384	11,037

Operating income (loss)	(947)	2,731
Non-operating expense, net	(125)	(22)

Income (loss) before income taxes	(1,072)	2,709
Income tax provision (benefit) (Note 5)	(422)	1,047

Net income (loss)	$(650)	$1,662

Net income (loss) per common share (Note 1):
Basic	$(0.10)	$0.26
Diluted	$(0.10)	$0.25

Weighted average number of common shares outstanding:
Basic	6,485	6,371
Diluted	6,485	6,529
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	March 26,	March 27,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$(650)	$1,662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	883	688
Stock-based compensation expense (Note 7)	257	234
Deferred income taxes	260	(175)
Loss on disposal of property and equipment	74	—
Changes in operating assets and liabilities:
Trade and other accounts receivable	7,190	4,702
Inventories	(6,724)	5,103
Accounts payable	(5,993)	(825)
Accrued expenses and other	(4,163)	(2,124)

Net cash provided by (used in) operating activities	(8,866)	9,265

Cash flows from investing activities:
Purchases of property and equipment	(791)	(682)

Cash flows from financing activities:
Net proceeds from short-term borrowings (Note 6)	6,247	—
Cash dividends paid (Note 9)	(812)	(7,201)
Purchase of treasury stock	—	(59)
Proceeds from exercise of stock options	451	796

Net cash provided by (used in) financing activities	5,886	(6,464)

Effect of foreign currency exchange rate changes on cash and cash equivalents	24	(145)

Net increase (decrease) in cash and cash equivalents	(3,747)	1,974

Cash and cash equivalents:
Beginning of period	4,274	17,739

End of period	$527	$19,713

Supplemental information:
Cash payments for income taxes	$870	$1,455
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements
NOTE 1. INTERIM FINANCIAL REPORTING
Basis of Presentation – LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we,” “us,” or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that the first three quarters end on a Saturday and the year end on December 31. As a result, every first quarter and every fourth quarter have a different number of days than in the prior year’s quarters. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and our operating income have been more heavily weighted to the second half of the year.
Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues, and expenses we have reported, and our disclosure of any contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
Net Income (Loss) per Common Share – We present our net income (loss) on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income (loss) per common share is as follows (in thousands):

	Quarter Ended
	March 26,	March 27,
	2011	2010
Basic weighted average shares outstanding	6,485	6,371
Dilutive stock options	—	158

Diluted weighted average shares outstanding	6,485	6,529

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents at March 26, 2011, December 31, 2010, and March 27, 2010 were $0.5 million, $4.3 million, and $19.7 million, respectively. Short-term borrowings on the line of credit at March 26, 2011 were $6.2 million. We had no short-term borrowings at December 31, 2010 or March 27, 2010. We have categorized our cash and cash equivalents and short-term borrowings as Level 1 financial instruments, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the first quarter of 2011. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at March 26, 2011.

NOTE 3. INVENTORIES
A summary of inventories is presented below (in thousands):

	March 26,	December 31,	March 27,
	2011	2010	2010
Raw materials	$7,644	$8,186	$2,324
Work in process	567	637	398
Finished goods	39,165	31,646	20,029

Subtotal	47,376	40,469	22,751
Less: provision for obsolete and slow-moving inventories	(507)	(398)	(823)

Total	$46,869	$40,071	$21,928

NOTE 4. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under the limited warranty and record a liability in the amount of such anticipated costs at the time product revenue is recognized. Factors that affect our warranty liability include sales along with historical and anticipated future rates of warranty claims.
Changes in the accrued product warranty costs during the quarters ended March 26, 2011 and March 27, 2010 are summarized as follows (in thousands):

	Quarter Ended
	March 26,	March 27,
	2011	2010
Balance, beginning of period	$1,588	$1,409
Accruals for products sold	756	819
Warranty claims	(773)	(923)

Balance, end of period	$1,571	$1,305

NOTE 5. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction. The effective tax rates for the quarters ended March 26, 2011 and March 27, 2010 were 39.4% and 38.6%, respectively. The increase in our first quarter 2011 effective tax rate from the first quarter of 2010 is due to the impact of discrete items recorded in the quarter ended March 26, 2011.
We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). We have concluded tax examinations for U.S. federal and Oregon state filings through the tax years ended December 31, 2007 and December 31, 2006, respectively. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities other than Oregon for years prior to the 2005 and 2006 tax years. We are not subject to foreign tax examinations prior to the year ended December 31, 2008.
NOTE 6. FINANCING ARRANGEMENTS
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings available from January 1 to May 31 is $17.5 million, and $30.0 million from June 1 to December 31. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At March 26, 2011, $6.2 million in borrowings were outstanding on the line of credit. At December 31, 2010 and March 27, 2010, we had no outstanding balances under our line of credit agreement.

On January 31, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures for the remainder of the credit agreement term.
NOTE 7. SHARE-BASED COMPENSATION
We recognized $0.3 million of share-based compensation expense in the quarter ended March 26, 2011 as compared to $0.2 million in the quarter ended March 27, 2010. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant is affected by assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the expected term of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected term of the stock options granted. The expected volatility, term of options and dividend yield are based on historical experience.
The following table includes the assumptions we used in determining the fair value of stock options, the resulting weighted average fair value of options granted, and the applicable estimated forfeiture rates:

	Quarters Ended
	March 26, 2011	March 27, 2010
Expected dividend yield	3.2%	4.1%
Expected stock price volatility	51%	50%
Risk-free interest rate	1.7%	2.4%
Expected term of options	4.4 years	4.7 years
Estimated forfeiture rate	13%	15%

Weighted average fair value of options granted	$5.57	$4.13
The following table represents stock option activity for the quarter ended March 26, 2011:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	799,237	$11.99
Granted	174,150	16.71
Exercised	(41,016)	11.01
Canceled	(18,235)	14.96

Outstanding options at end of period	914,136	12.87	4.5 years

Outstanding exercisable at end of period	521,441	11.45	3.5 years

At March 26, 2011, the aggregate intrinsic value of options outstanding was $4.7 million, and the aggregate intrinsic value of exercisable options was $3.4 million. The intrinsic value of options exercised during the quarter ended March 26, 2011 was $0.3 million.

NOTE 8. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit postretirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
Cost (income) recognized during the quarter:
Interest cost	$218	$227	$4	$4
Expected return on plan assets	(254)	(235)	—	—
Amortization of prior loss	45	38	—	—

Net periodic pension cost	$9	$30	$4	$4

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	March 26,	December 31,	March 27,
	2011	2010	2010
Pension Plan	$3,874	$4,116	$4,214
Other Plan	272	269	279

Total compensation and benefits	$4,146	$4,385	$4,493

We contributed $0.3 million to our defined benefit pension plan during the first quarter of 2011 and anticipate contributing an additional $0.7 million during the remainder of 2011.
NOTE 9. CASH DIVIDENDS
On February 1, 2011, we announced a quarterly cash dividend of twelve and one-half cents ($0.125) per share of our common stock. The dividend of $0.8 million was paid on March 18, 2011 to shareholders of record as of the close of business on February 22, 2011.

NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (Loss):
Comprehensive income (loss) represents net income (loss) plus revenue, expenses, gains and losses that are specifically excluded from net income (loss) and recognized directly as a component of shareholders’ equity.
The reconciliation from net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Quarter Ended
	March 26,	March 27,
	2011	2010
Net income (loss)	$(650)	$1,662
Other comprehensive income (loss):
Foreign currency translation adjustment	91	(141)

Comprehensive income (loss)	$(559)	$1,521

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	March 26,	December 31,	March 27,
	2011	2010	2010
Pension actuarial loss, net of tax	$(3,308)	$(3,308)	$(3,079)
Foreign currency translation adjustment	(332)	(423)	(410)

Accumulated other comprehensive loss	$(3,640)	$(3,731)	$(3,489)

NOTE 11. SUBSEQUENT EVENTS
On April 21, 2011, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on June 18, 2011 to shareholders of record as of the close of business on May 22, 2011. The total cash payment for this dividend will be approximately $0.8 million.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements of our expectations related to our future near-term demand, our seasonal demand being stronger in the second half of the year, our future sales performance with the U.S. government, the impact of our decision to discontinue product offerings in the apparel business, our ability to mitigate the impact of supply constraints in our third-party manufacturing base, our successful implementation of increases in our products’ selling prices to offset increases in product costs from our third-party manufacturers, future cash dividend policies, capital expenditure plans for the balance of 2011, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2010 Annual Report on Form 10-K, as may be supplemented or amended in our 2011 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
Overview
Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture, and market premium-quality, high-performance footwear, supported by compelling marketing and superior customer service. Our trusted DANNER® and LACROSSE® brands are sold through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction, and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking, and other outdoor recreational activities.
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
Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. However, we have experienced, and may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders. Future U.S. government sales are dependent upon a wide range of factors, some of which are outside of our control. Such factors include the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers.

Results of Operations
The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (in thousands).

	Quarter Ended
	March 26,	March 27,
	2011	2010	% Change

Net Sales	$25,188	$34,227	(26%)
Gross Profit	10,437	13,768	(24%)
Gross Margin %	41.4%	40.2%	120 bps
Selling and Administrative Expenses	11,384	11,037	3%
% of Net Sales	45.2%	32.2%	1300 bps
Non-Operating Expense, net	(125)	(22)	468%
Income (Loss) Before Income Taxes	(1,072)	2,709	(140%)
Income Tax Provision (Benefit)	(422)	1,047	(140%)
Net Income (Loss)	(650)	1,662	(139%)

Trade and other accounts receivable, net	15,666	16,933	(7%)
Inventories, net	46,869	21,928	114%
Quarter Ended March 26, 2011 Compared to Quarter Ended March 27, 2010:
Net Sales: Net sales for the first quarter of 2011 decreased 26%, to $25.2 million, from $34.2 million in the same period of 2010. Sales to the work market were $16.1 million for the first quarter of 2011, down 39% from $26.3 million for the same period of 2010. The decline in work market sales primarily reflects a decrease in military contract sales. Sales to the outdoor market were $9.1 million for the first quarter of 2011, up 16% from $7.9 million for the same period in 2010. The growth in outdoor market sales reflects strong demand for new and existing hiking and hunting products.
Gross Margin: Gross margin for the first quarter of 2011 was 41.4% of net sales, compared to 40.2% in the same period of 2010. The increase in gross margin of 120 basis points is primarily attributable to a more favorable channel sales mix in our wholesale and direct channels (560 basis points), partially offset by domestic manufacturing inefficiencies related to production mix and volumes and other items (440 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2011 increased 3%, to $11.4 million from $11.0 million in the same period of 2010. The increase in selling and administrative expenses primarily relates to investments in marketing and product development ($1.0 million) partially offset by reduced compensation expense ($0.6 million).
Income Tax Provision: We recognized an income tax benefit at an effective rate of 39.4% for the first quarter of 2011 compared to a rate of 38.6% in the same period of 2010. The increase in our first quarter 2011 effective tax rate from the first quarter of 2010 is due to the impact of discrete items recorded in the quarter ended March 26, 2011.
Net Income (Loss): Net loss for the first quarter of 2011 was $0.7 million, or $0.10 diluted net loss per common share, compared to net income of $1.7 million, or $0.25 diluted net income per common share in the same period of 2010. The decrease in net income of $2.4 million is attributable to the net sales, gross profit, expense, and tax rate changes discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable were $15.7 million for the first quarter of 2011, down $1.2 million, or 7%, from $16.9 million in the first quarter of 2010 primarily due to lower first quarter net sales.
Inventories, Net: Inventories increased $24.9 million from the first quarter of 2010 to $46.9 million. Year-over-year changes affecting the inventory balance include increased domestic raw materials and finished goods acquired in prior quarters to fulfill at-once military demand, additional purchases of core rubber styles in order to ensure product availability throughout the remainder of 2011, and an increase in inventory levels as compared to a year ago when we were transitioning out of certain product categories in anticipation of key product launches during the second half of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the first quarter of 2011 with cash and cash equivalents of $0.5 million compared to $19.7 million in the same period in 2010. In recent years, we have funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. Beginning in the first quarter of 2011 we used our line of credit to fund some of our working capital requirements, primarily higher inventory levels. Working capital requirements in our historical business cycles are generally the lowest in the first quarter and the highest during the third quarter. We believe that our anticipated future cash flows from operations and our existing line of credit will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash used in operating activities was $8.9 million for the first quarter of 2011 compared to cash provided by operating activities of $9.3 million during the same period of 2010. The use of operating cash was primarily related to an increase in our inventories and decreases in our accounts payable and accrued expenses. The higher inventory build-up in the first quarter of 2011 is primarily attributable to increased raw materials and finished goods purchased for anticipated future near-term demand. The decrease in accounts payable is primarily related to the timing of payments to our third-party manufacturers for inventories. These differences were partially offset by greater receipts of our accounts receivable during the first quarter of 2011 compared to the first quarter of 2010.
Investing Activities: Cash used in investing activities was $0.8 million and $0.7 million in the first quarter of 2011 and 2010, respectively. We expect total 2011 capital expenditures to be approximately $5.0 million.
Financing Activities: Cash provided by financing activities was $5.9 million for the first quarter of 2011 compared to $6.5 million used in financing activities during the same period of 2010. Cash provided by financing activities for the first quarter of 2011 was primarily attributable to drawing $6.2 million on our line of credit, which was partially offset by a payment of a $0.8 million dividend, while cash used in financing activities for the first quarter of 2010 was primarily attributable to a one-time, special dividend of $1.00 per share and a first quarter dividend of $0.125 per share totaling $7.2 million during the first quarter of 2010.
A summary of our contractual cash obligations at March 26, 2011 is as follows (in thousands):

	Payments due by year:
		Remaining in
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases (1)	$17,702	$1,943	$2,600	$2,596	$2,686	$2,615	$5,262
Product purchase obligations (2)	23,666	23,666	—	—	—	—	—

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our leased facilities.

(2)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At March 26, 2011, no such losses existed.
At March 26, 2011 and March 27, 2010, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.3 million and $3.1 million as of March 26, 2011 and March 27, 2010, respectively. We contributed $0.3 million to our pension plan during the first quarter of 2011 and anticipate contributing an additional $0.7 million during the remainder of 2011.
On January 31, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures for the remainder of the credit agreement term, which expires June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these critical accounting policies since December 31, 2010. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our disclosures regarding market risk since December 31, 2010. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010 for further sensitivity analysis regarding our market risk related to interest rates, pension liability and foreign currencies.
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
ITEM 1A. Risk Factors
There has been no material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

LACROSSE FOOTWEAR, INC. (Registrant)
Date: April 21, 2011	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: April 21, 2011	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)