Form 10-Q
period 2011-06-25
LACROSSE FOOTWEAR INC
filed 2011-07-21
CIK 919443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
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
Common Stock, $.01 par value, outstanding as of July 19, 2011: 6,502,611 shares

LACROSSE FOOTWEAR, INC.
Form 10-Q Index

Page
PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 25, 2011 (Unaudited) and June 26, 2010 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations (Unaudited) for the quarters and first half years ended June 25, 2011 and June 26, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the first half years ended June 25, 2011 and June 26, 2010	5

Notes to Interim Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. Other Information

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6 Exhibits	16

Signatures	17
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 25,	December 31,	June 26,
(in thousands, except share and per share data)	2011	2010	2010
Assets:
Current Assets:
Cash and cash equivalents (Note 2)	$622	$4,274	$17,317
Trade and other accounts receivable, less allowances of $474, $517, and $448, respectively	15,358	22,834	16,260
Inventories, net (Note 3)	53,400	40,071	26,410
Prepaid expenses and other	1,156	1,321	1,191
Deferred tax assets	1,754	1,614	1,450

Total current assets	72,290	70,114	62,628

Property and equipment, net of accumulated depreciation of $13,405, $12,588, and $13,313, respectively	16,002	16,154	12,135
Goodwill	10,753	10,753	10,753
Other assets	235	249	347

Total assets	$99,280	$97,270	$85,863

Liabilities and Shareholders’ Equity:
Current Liabilities:
Short-term borrowings (Notes 2 and 6)	$13,404	$—	$—
Accounts payable	10,470	16,477	12,872
Accrued compensation	1,806	4,261	2,850
Product warranty and other accruals (Note 4)	1,928	3,356	1,773

Total current liabilities	27,608	24,094	17,495

Long-term debt	201	263	300
Deferred revenue	549	566	150
Deferred lease obligations	811	782	722
Compensation and benefits (Note 8)	3,939	4,385	4,306
Deferred tax liabilities	3,142	2,732	2,181

Total liabilities	36,250	32,822	25,154

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	31,288	30,536	30,243
Accumulated other comprehensive loss (Note 10)	(3,624)	(3,731)	(3,645)
Retained earnings (Notes 9 and 11)	36,329	38,789	35,285
Less cost of 215,784, 258,775 and 265,318 shares of treasury stock, respectively	(1,030)	(1,213)	(1,241)

Total shareholders’ equity	63,030	64,448	60,709

Total liabilities and shareholders’ equity	$99,280	$97,270	$85,863

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Half Year Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands, except per share data)	2011	2010	2011	2010
Net sales	$27,056	$26,553	$52,244	$60,780
Cost of goods sold	16,646	15,690	31,397	36,149

Gross profit	10,410	10,863	20,847	24,631
Selling and administrative expenses	10,603	10,668	21,987	21,705

Operating income (loss)	(193)	195	(1,140)	2,926
Non-operating expense, net	(113)	(33)	(238)	(55)

Income (loss) before income taxes	(306)	162	(1,378)	2,871
Income tax provision (benefit) (Note 5)	(121)	61	(543)	1,108

Net income (loss)	$(185)	$101	$(835)	$1,763

Net income (loss) per common share (Note 1):
Basic	$(0.03)	$0.02	$(0.13)	$0.28
Diluted	$(0.03)	$0.02	$(0.13)	$0.27

Weighted average number of common shares outstanding:
Basic	6,501	6,430	6,493	6,401
Diluted	6,501	6,632	6,493	6,577
See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(835)	$1,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,783	1,468
Stock-based compensation expense (Note 7)	404	349
Deferred income taxes	270	(98)
Loss on disposal of property and equipment	97	4
Changes in operating assets and liabilities:
Trade and other accounts receivable	7,503	5,322
Inventories	(13,242)	435
Accounts payable	(5,791)	3,517
Accrued expenses and other	(4,073)	(2,816)

Net cash provided by (used in) operating activities	(13,884)	9,944

Cash flows from investing activities:
Purchases of property and equipment	(2,048)	(3,865)

Cash flows from financing activities:
Net proceeds from short-term borrowings (Note 6)	13,404	—
Net proceeds from long-term debt	—	300
Cash dividends paid (Note 9)	(1,625)	(8,007)
Purchase of treasury stock	—	(59)
Proceeds from exercise of stock options	480	1,369

Net cash provided by (used in) financing activities	12,259	(6,397)

Effect of foreign currency exchange rate changes on cash and cash equivalents	21	(104)

Net decrease in cash and cash equivalents	(3,652)	(422)

Cash and cash equivalents:
Beginning of period	4,274	17,739

End of period	$622	$17,317

Supplemental information:
Cash payments for income taxes	$1,335	$3,958
Cash payments for interest	53	—
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
These condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Use of Estimates — We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues, and expenses we have reported and our disclosure of any contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
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

	Quarter Ended		First Half Year Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Basic weighted average shares outstanding	6,501	6,430	6,493	6,401
Dilutive stock options	—	202	—	176

Diluted weighted average shares outstanding	6,501	6,632	6,493	6,577

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents at June 25, 2011, December 31, 2010, and June 26, 2010 were $0.6 million, $4.3 million, and $17.3 million respectively. Short-term borrowings on the line of credit at June 25, 2011 were $13.4 million. We had no short-term borrowings at December 31, 2010 or June 26, 2010. We have categorized our cash and cash equivalents and short-term borrowings as Level 1 financial instruments, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the second quarter of 2011. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at June 25, 2011.

NOTE 3. INVENTORIES
A summary of inventories is presented below (in thousands):

	June 25,	December 31,	June 26,
	2011	2010	2010
Raw materials	$6,641	$8,186	$2,887
Work in process	626	637	372
Finished goods	46,859	31,646	23,790

Subtotal	54,126	40,469	27,049
Less: provision for obsolete and slow-moving inventories	(726)	(398)	(639)

Total	$53,400	$40,071	$26,410

NOTE 4. PRODUCT WARRANTY
We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under the limited warranty and record a liability in the amount of such anticipated costs at the time product revenue is recognized. Factors that affect our warranty liability include historical sales along with historical and anticipated future rates of warranty claims.
Changes in the accrued product warranty costs during the quarters and first half years ended June 25, 2011 and June 26, 2010 are summarized as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Balance, beginning of period	$1,571	$1,305	$1,588	$1,409
Accruals for products sold	714	740	1,470	1,559
Warranty claims	(722)	(707)	(1,495)	(1,630)

Balance, end of period	$1,563	$1,338	$1,563	$1,338

NOTE 5. INCOME TAXES
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction. The effective tax rates for the quarters ended June 25, 2011 and June 26, 2010 were 39.5% and 37.7%, respectively. The year to date effective tax rates for the first half years ended June 25, 2011 and June 26, 2010 were 39.4% and 38.6%, respectively. The increase in effective tax rate in 2011 is due to the impact of estimated annual permanent book-to-tax differences in relation to the projected annual pre-tax income.
We file a consolidated U.S. federal income tax return as well as foreign and state tax returns on a consolidated, combined, or stand-alone basis depending upon the jurisdiction. We have concluded tax examinations for U.S. federal and Oregon state filings through the tax years ended December 31, 2007 and December 31, 2006, respectively. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities other than Oregon for years prior to the 2005 and 2006 tax years. We are not subject to foreign tax examinations prior to the year ended December 31, 2008.
NOTE 6. FINANCING ARRANGEMENTS
We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings available from January 1 to May 31 is $17.5 million, and $30.0 million from June 1 to December 31. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At June 25, 2011, $13.4 million in borrowings were outstanding on the line of credit. At December 31, 2010 and June 26, 2010, we had no outstanding balances under our line of credit agreement.
On January 31, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures for the remainder of the credit agreement term.
NOTE 7. SHARE-BASED COMPENSATION
We recognized $0.1 million of share-based compensation expense for the quarters ended June 25, 2011 and June 26, 2010. We recognized $0.4 million and $0.3 million of share-based compensation expense in the first half years ended June 25, 2011 and June 26, 2010, respectively. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant is affected by assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the expected term of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected term of the stock options granted. The expected volatility, term of options and dividend yield are based on historical experience.
The following table includes the assumptions we used in determining the fair value of stock options, the resulting weighted average fair value of options granted, and the applicable estimated forfeiture rates:

	First Half Year Ended
	June 25, 2011	June 26, 2010
Expected dividend yield	3.2%	4.1%
Expected stock price volatility	51%	50%
Risk-free interest rate	1.7%	2.4%
Expected term of options	4.4 years	4.7 years
Estimated forfeiture rate	13%	15%

Weighted average fair value of options granted	$5.56	$4.19
The following table represents stock option activity for the quarter ended June 25, 2011:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	914,136	$12.87
Granted	4,000	15.71
Exercised	(1,975)	15.08
Canceled	(12,907)	15.27

Outstanding options at end of period	903,254	12.84	4.3 years

Outstanding exercisable at end of period	520,459	11.43	3.3 years

At June 25, 2011, the aggregate intrinsic value of options outstanding was $2.4 million, and the aggregate intrinsic value of exercisable options was $2.0 million.
NOTE 8. COMPENSATION AND BENEFIT PLANS
We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit post-retirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Cost (income) recognized during the quarter:
Interest cost	$218	$227	$4	$4
Expected return on plan assets	(254)	(235)	—	—
Amortization of prior loss	46	38	—	—

Net periodic pension cost	$10	$30	$4	$4

	Pension Plan		Other Plan
	First Half Year Ended		First Half Year Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Cost (income) recognized during the first half year:
Interest cost	$436	$454	$8	$8
Expected return on plan assets	(508)	(470)	—	—
Amortization of prior loss	91	76	—	—

Net periodic pension cost	$19	$60	$8	$8

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	June 25,	December 31,	June 26,
	2011	2010	2010
Pension Plan	$3,662	$4,116	$4,024
Other Plan	277	269	282

Total compensation and benefits	$3,939	$4,385	$4,306

We contributed $0.5 million to our defined benefit pension plan during the first half of 2011 and anticipate contributing an additional $0.4 million during the remainder of 2011.
NOTE 9. CASH DIVIDENDS
On April 21, 2011, we announced a quarterly cash dividend of twelve and one-half cents ($0.125) per share of our common stock. The dividend of $0.8 million was paid on June 18, 2011 to shareholders of record as of the close of business on May 22, 2011.
NOTE 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (Loss):
Comprehensive income (loss) represents net income (loss) plus revenue, expenses, gains and losses that are specifically excluded from net income (loss) and recognized directly as a component of shareholders’ equity.
The reconciliation from net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net income (loss)	$(185)	$101	$(835)	$1,763
Other comprehensive income:
Foreign currency translation adjustment	16	(156)	107	(297)

Comprehensive income (loss)	$(169)	$(55)	$(728)	$1,466

Accumulated Other Comprehensive Loss:
Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 25,	December 31,	June 26,
	2011	2010	2010
Pension actuarial loss, net of tax	$(3,308)	$(3,308)	$(3,079)
Foreign currency translation adjustment	(316)	(423)	(566)

Accumulated other comprehensive loss	$(3,624)	$(3,731)	$(3,645)

NOTE 11. SUBSEQUENT EVENTS
On July 21, 2011, we announced a third quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on September 18, 2011 to shareholders of record as of the close of business on August 22, 2011. The total cash payment for this dividend will be approximately $0.8 million.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements of our expectations related to our future near-term demand, our seasonal demand being stronger in the second half of the year, our future sales performance with the U.S. government, the sufficiency of our inventory position to ensure product availability and meet at-once demand, future cash dividend policies, capital expenditure plans for the balance of 2011, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2010 Annual Report on Form 10-K, as may be supplemented or amended in our 2011 quarterly reports on Form 10-Q, which information is incorporated herein by reference.
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
Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of distribution channels. However, we have experienced, and may continue to experience significant fluctuations in our quarterly revenue performance due to our ability to successfully procure U.S. government contract orders, the timing of those orders and the related requested delivery dates. Our ability to procure future U.S. government sales is dependent upon a wide range of factors, some of which are outside of our control. Such factors include the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers.
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

	Quarter Ended			First Half Year Ended
	June 25,	June 26,		June 25,	June 26,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net Sales	$27,056	$26,553	2%	$52,244	$60,780	(14%)
Gross Profit	10,410	10,863	(4%)	20,847	24,631	(15%)
Gross Margin %	38.5%	40.9%	(240 bps)	39.9%	40.5%	(60 bps)
Selling and Administrative Expenses	10,603	10,668	(1%)	21,987	21,705	1%
% of Net Sales	39.2%	40.2%	(100 bps)	42.1%	35.7%	640 bps
Non-Operating Expense, net	(113)	(33)	242%	(238)	(55)	333%
Income (Loss) Before Income Taxes	(306)	162	(289%)	(1,378)	2,871	(148%)
Income Tax Provision (Benefit)	(121)	61	(298%)	(543)	1,108	(149%)
Net Income (Loss)	(185)	101	(283%)	(835)	1,763	(147%)

Trade and other accounts receivable, net	15,358	16,260	(6%)
Inventories, net	53,400	26,410	102%
Quarter Ended June 25, 2011 Compared to Quarter Ended June 26, 2010:
Net Sales: Net sales for the second quarter of 2011 increased 2%, to $27.1 million, from $26.6 million in the same period of 2010. The increase in overall net sales is attributed to an increase in sales in the outdoor market compared to the prior period, which offset decreased sales in the work market. Sales to the work market were $17.6 million for the second quarter of 2011, down 5% from $18.6 million in the same period of 2010. The decline in work market sales is primarily due to decreased sales to the U.S. government and associated suppliers and our exit of the commodity apparel business partially offset by growth in the other areas of the work market. Excluding the contract military and the work apparel sales, work sales in the second quarter of 2011 increased 17% from the same period in 2010. Sales to the outdoor market were $9.4 million for the second quarter of 2011, up 18% from $8.0 million in the same period of 2010. The quarterly increase in outdoor sales was driven by stronger sales of both our hiking and hunting product offerings.
Gross Margin: Gross margin for the second quarter of 2011 was 38.5% of net sales, compared to 40.9% in the same period of 2010. The decrease in gross margin of 240 basis points is primarily attributable to an increase in closeout sales of work apparel products which we chose to discontinue in 2010 (130 basis points), domestic manufacturing inefficiencies related to production mix and volumes (90 basis points), and other items (140 basis points) partially offset by a more favorable channel sales mix in our wholesale and direct channels (120 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2011 decreased 1%, to $10.6 million from $10.7 million in the same period of 2010. The decrease in selling and administrative expenses primarily relates to a reduction in compensation expense ($0.4 million) partially offset by investments in our marketing and product development initiatives ($0.3 million).
Income Tax Provision (Benefit): We recognized an income tax benefit at an effective rate of 39.5% for the second quarter of 2011 compared to an income tax provision at an effective rate of 37.7% in the same period of 2010. The increase in our second quarter 2011 effective tax rate from the second quarter of 2010 is due to the impact of estimated annual permanent book-to-tax differences in relation to the projected annual pre-tax income.
Net Income (Loss): Net loss for the second quarter of 2011 was $0.2 million, or $0.03 diluted net loss per common share, compared to net income of $0.1 million, or $0.02 diluted net income per common share in the same period of 2010. The decrease in net income of $0.3 million is attributable to the net sales, gross margin, selling and administrative expenses, and tax rate changes discussed above.
Trade and Other Accounts Receivable, Net: Trade and other accounts receivable were $15.4 million for the second quarter of 2011, down $0.9 million, or 6%, from $16.3 million in the second quarter of 2010 primarily due to improved collections in the second quarter of 2011.
Inventories, Net: Inventories increased $27.0 million from the second quarter of 2010 to $53.4 million. Year-over-year changes affecting the inventory balance include increased domestic raw materials and finished goods acquired or produced in prior quarters to fulfill at-once military demand, additional purchases of core rubber styles in order to ensure product availability throughout the remainder of 2011, and an increase in inventory levels as compared to a year ago when we were transitioning out of certain product categories in anticipation of key product launches during the second half of 2010, in addition to experiencing supply constraints. We expect inventory levels to decline through the remainder of 2011.

First Half of 2011 Compared to the First Half 2010:
Net Sales: Net sales for the first half of 2011 decreased 14%, to $52.2 million, from $60.8 million in the same period of 2010. Sales to the work market were $33.7 million in the first half of 2011, down 25% from $45.0 million in the same period in 2010. The decline in work market sales primarily reflects decreased sales to various agencies of the U.S. government and associated suppliers and our exit of the commodity apparel business partially offset by growth in other areas of the work market. Excluding the contract military and the work apparel sales, work sales in the first half of 2011 increased 15% from the same period in 2010. Sales to the outdoor market were $18.6 million for the first half of 2011, up 17% from $15.8 million in the same period of 2010. The growth in outdoor market sales was led by increased sales of our hiking and hunting product offerings partially offset by declines in our rubber and cold weather product offerings.
Gross Margin: Gross margin for the first half of 2011 was 39.9% of net sales, compared to 40.5% in the same period of 2010. The decrease in gross margin of 60 basis points is primarily attributable to domestic manufacturing inefficiencies related to production mix and volumes (190 basis points), and an increase in closeout sales (40 basis points) partially offset by a more favorable channel sales mix in our wholesale and direct channels (140 basis points) and other items (30 basis points).
Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2011 increased 1% to $22.0 million from $21.7 million in the same period of 2010. The increase in selling and administrative expenses primarily relates to an increase in investments in our marketing and product development initiatives ($0.7 million) partially offset by a reduction in our compensation expense and other items, net ($0.4 million).
Income Tax Provision (Benefit): We recognized an income tax benefit at an effective rate of 39.4% for the first half of 2011 compared to an income tax provision at an effective rate of 38.6% in the same period of 2010. The increase in our year to date 2011 effective tax rate from the year to date 2010 effective tax rate is due to the impact of estimated annual permanent book-to-tax differences in relation to the projected annual pre-tax income.
Net Income (Loss): Net loss for the first half of 2011 was $0.8 million, or $0.13 diluted net loss per common share, compared to net income of $1.8 million, or $0.27 diluted net income per common share in the same period of 2010. The decrease in net income of $2.6 million is attributable to the net sales, gross margin, selling and administrative expenses, and tax rate changes discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Summary
We ended the second quarter of 2011 with cash and cash equivalents of $0.6 million compared to $17.3 million in the same period in 2010. In recent years, we have funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. Beginning in the first quarter of 2011 we used our line of credit to fund some of our working capital requirements, primarily higher inventory levels. Working capital requirements in our historical business cycles are generally the lowest in the first quarter and the highest during the third quarter. We believe that our anticipated future cash flows from operations and our existing line of credit will be sufficient to satisfy our working capital needs for the foreseeable future.
Operating Activities: Cash used in operating activities was $13.9 million for the first half of 2011 compared to cash provided by operating activities of $9.9 million during the same period of 2010. The use of operating cash was primarily related to an increase in our inventories and decreases in our accounts payable and accrued expenses. The higher inventory build-up in the first half of 2011 is primarily attributable to increased raw materials and finished goods purchased for anticipated future near-term demand. The decrease in accounts payable is primarily related to the timing of payments to our third-party manufacturers for inventories. These differences were partially offset by higher cash collections of our accounts receivable during the first half of 2011 compared to the first half of 2010.
Investing Activities: Cash used in investing activities was $2.0 million and $3.9 million in the first halves of 2011 and 2010, respectively. Cash used in investing activities was greater in the first half of 2010 than in the first half of 2011 due to the initial investments made in our factory facility and factory store during 2010. We expect total 2011 capital expenditures to be approximately $5.0 million.
Financing Activities: Cash provided by financing activities was $12.3 million for the first half of 2011 compared to $6.4 million used in financing activities during the same period of 2010. Cash provided by financing activities for the first half of 2011 was primarily attributable to short-term borrowings of $13.4 million on our line of credit. Cash used in financing activities for the first half of 2010 was primarily attributable to a one-time, special dividend of $1.00 per share, which was partially offset by cash received from the exercise of stock options.

A summary of our contractual cash obligations at June 25, 2011 is as follows (in thousands):

	Payments due by year:
		Remaining in
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases (1)	$17,057	$1,297	$2,601	$2,596	$2,686	$2,615	$5,262

Product purchase obligations (2)	18,033	18,033	—	—	—	—	—

(1)	See Part I, Item 2 — Properties in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our leased facilities.

(2)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At June 25, 2011, no such losses existed.
At June 25, 2011 and June 26, 2010, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.3 million and $3.1 million as of June 25, 2011 and June 26, 2010, respectively. We contributed $0.5 million to our pension plan during the first half of 2011 and anticipate contributing an additional $0.4 million during the remainder of 2011.
On January 31, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures for the remainder of the credit agreement term, which expires June 30, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these critical accounting policies since December 31, 2010. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ materially from these estimates.
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
Sales to the U.S. Government, which are a significant portion of our net sales, are affected by government policies regarding troop deployments and may not continue at current levels, or we may not be able to fill these orders due to facility constraints. Additionally, we may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders.
Our ability to continue to generate sales growth in the government channel is partially dependent upon a wide range of factors, some of which are outside of our ability to control. Such factors include the current U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear, the potential for reductions in the U.S. budget, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers who may compete more effectively on the basis of price. A withdrawal of military forces from areas of conflict could result in decreased sales, particularly for troops deployed in Afghanistan, from which combat troops are scheduled to be withdrawn by the end of 2014. Additionally, a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We may experience disruptions in manufacturing and shipping products to our customers. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.-manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that government orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders do not continue at current levels, or if we are unable to fill orders, it would have a negative impact on our earnings and results of operations.

ITEM 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	The following financial statements from LaCrosse Footwear, Inc.’s Form 10-Q for the quarter ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Interim Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date: July 21, 2011	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2011	By:	/s/ David P. Carlson
David P. Carlson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)