Form 10-Q
period 2011-09-24
LACROSSE FOOTWEAR INC
filed 2011-10-20
CIK 919443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of October 18, 2011: 6,503,999 shares

LACROSSE FOOTWEAR, INC.

Form 10-Q Index

PART I –FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)	September 24, 2011	December 31, 2010	September 25, 2010
Assets:
Current Assets:
Cash and cash equivalents (Note 2)	$506	$4,274	$3,618
Trade and other accounts receivable, less allowances of $660, $517, and $625, respectively	24,860	22,834	26,694
Inventories, net (Note 3)	57,970	40,071	34,678
Prepaid expenses and other	789	1,321	1,063
Deferred tax assets	1,813	1,614	1,364

Total current assets	85,938	70,114	67,417

Property and equipment, net of accumulated depreciation of $14,264, $12,588, and $13,389, respectively	15,802	16,154	15,607
Goodwill	10,753	10,753	10,753
Other assets	229	249	256

Total assets	$112,722	$97,270	$94,033

Liabilities and Shareholders’ Equity:
Current Liabilities:
Short-term borrowings (Notes 2 and 6)	$25,689	$—	$—
Accounts payable	10,688	16,477	19,472
Accrued compensation	1,621	4,261	2,897
Product warranty and other accruals (Note 4)	2,347	3,356	2,213

Total current liabilities	40,345	24,094	24,582

Long-term debt	174	263	300
Deferred revenue	531	566	588
Deferred lease obligations	868	782	750
Compensation and benefits (Note 8)	3,731	4,385	4,119
Deferred tax liabilities	3,136	2,732	2,360

Total liabilities	48,785	32,822	32,699

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	31,441	30,536	30,364
Accumulated other comprehensive loss (Note 9)	(3,734)	(3,731)	(3,488)
Retained earnings (Note 11)	37,187	38,789	35,624
Less cost of 214,178, 258,775 and 263,355 shares of treasury stock, respectively	(1,024)	(1,213)	(1,233)

Total shareholders’ equity	63,937	64,448	61,334

Total liabilities and shareholders’ equity	$112,722	$97,270	$94,033

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)
	Quarter Ended		Three Quarters Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net sales	$35,250	$37,682	$87,494	$98,462
Cost of goods sold	21,258	23,666	52,655	59,815

Gross profit	13,992	14,016	34,839	38,647
Selling and administrative expenses	11,043	11,962	33,030	33,667

Operating income	2,949	2,054	1,809	4,980
Non-operating expense, net	(195)	(51)	(433)	(106)

Income before income taxes	2,754	2,003	1,376	4,874
Income tax provision (Note 5)	1,084	857	541	1,965

Net income	$1,670	$1,146	$835	$2,909

Net income per common share (Note 1):
Basic	$0.26	$0.18	$0.13	$0.45
Diluted	$0.25	$0.17	$0.13	$0.44
Weighted average number of common shares outstanding:
Basic	6,503	6,453	6,497	6,419
Diluted	6,624	6,598	6,648	6,584

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Quarters Ended
(in thousands)	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net income	$835	$2,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,720	2,205
Stock-based compensation expense (Note 7)	547	455
Deferred income taxes	205	165
Loss on disposal of property and equipment	102	7
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,054)	(4,621)
Inventories	(17,927)	(7,743)
Accounts payable	(5,634)	9,764
Accrued expenses and other	(3,628)	(2,297)

Net cash provided by (used in) operating activities	(24,834)	844

Cash flows from investing activities:
Purchases of property and equipment	(2,717)	(7,773)
Proceeds from sale of property and equipment	2	1

Net cash used in investing activities	(2,715)	(7,772)

Cash flows from financing activities:
Net proceeds from short-term borrowings (Note 6)	25,689	—
Net proceeds from long-term debt	—	300
Cash dividends paid	(2,438)	(8,813)
Purchase of treasury stock	—	(59)
Proceeds from exercise of stock options	499	1,393

Net cash provided by (used in) financing activities	23,750	(7,179)

Effect of foreign currency exchange rate changes on cash and cash equivalents	31	(14)

Net decrease in cash and cash equivalents	(3,768)	(14,121)
Cash and cash equivalents:
Beginning of period	4,274	17,739

End of period	$506	$3,618

Supplemental information:
Cash payments for income taxes	$1,418	$4,219
Cash payments for interest	137	—

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

Net Income per Common Share – We present our net income on a per share basis for both basic and diluted common shares. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income per common share calculation assumes all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. A reconciliation of the shares used in the basic and diluted net income per common share is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Basic weighted average shares outstanding	6,503	6,453	6,497	6,419
Dilutive stock options	121	145	151	165

Diluted weighted average shares outstanding	6,624	6,598	6,648	6,584

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents at September 24, 2011, December 31, 2010, and September 25, 2010 were $0.5 million, $4.3 million, and $3.6 million, respectively. Short-term borrowings on the line of credit at September 24, 2011 were $25.7 million (see Note 6). We had no short-term borrowings at December 31, 2010 or September 25, 2010. We have categorized our cash and cash equivalents and short-term borrowings as Level 1 financial instruments, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the third quarter of 2011. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at September 24, 2011.

NOTE 3. INVENTORIES

A summary of inventories is presented below (in thousands):

	September 24, 2011	December 31, 2010	September 25, 2010
Raw materials	$5,596	$8,186	$6,511
Work in process	705	637	443
Finished goods	52,536	31,646	28,111

Subtotal	58,837	40,469	35,065
Less: provision for obsolete and slow-moving inventories	(867)	(398)	(387)

Total	$57,970	$40,071	$34,678

NOTE 4. PRODUCT WARRANTY

We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under the limited warranty and record a liability in the amount of such anticipated costs at the time revenue is recognized. Factors that affect our warranty liability include historical sales along with prior and anticipated future rates of warranty claims.

Changes in the accrued product warranty costs during the quarters and three quarters ended September 24, 2011 and September 25, 2010 are summarized as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Balance, beginning of period	$1,563	$1,338	$1,588	$1,409
Accruals for products sold	569	637	2,039	2,196
Warranty claims	(616)	(502)	(2,111)	(2,132)

Balance, end of period	$1,516	$1,473	$1,516	$1,473

NOTE 5. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction. The effective tax rates for the quarters ended September 24, 2011 and September 25, 2010 were 39.4% and 42.8%, respectively. The year-to-date effective tax rates for the three quarters ended September 24, 2011 and September 25, 2010 were 39.3% and 40.3%, respectively. The decrease in effective tax rate in 2011 is due to the impact of estimated annual permanent book-to-tax differences and credits in relation to the projected annual pre-tax income.

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

NOTE 6. FINANCING ARRANGEMENTS

We have a line of credit agreement with Wells Fargo Bank, N.A., which expires June 30, 2012, if not renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum amount of borrowings available from January 1 to May 31 is $22.5 million, and $35.0 million from June 1 to December 31. There are no borrowing base limitations under the credit agreement. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.15% on the unused balance. At September 24, 2011, $25.7 million in borrowings were outstanding on the line of credit. At December 31, 2010 and September 25, 2010, we had no outstanding balances under our line of credit agreement.

On January 31, 2011, we entered into a letter amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures for the remainder of the credit agreement term. On September 16, 2011, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement (“Third Amendment”) with Wells Fargo Bank, N.A. to amend the maximum amount of borrowings available for the remainder of the credit agreement term from $17.5 million to $22.5 million during the period of January 1 to May 31 and from $30 million to $35 million during the period of June 1 to December 31. In connection with the Third Amendment, we executed and delivered a new revolving line of credit note (the “Note”) reflecting the increase in available borrowing. The Note supersedes and replaces the revolving line of credit note delivered in connection with the second restatement of the Credit Agreement in March 2009.

NOTE 7. SHARE-BASED COMPENSATION

We recognized $0.1 million of share-based compensation expense for the quarters ended September 24, 2011 and September 25, 2010. We recognized $0.5 million of share-based compensation expense in the three quarters ended September 24, 2011 and September 25, 2010. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant is affected by assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the expected term of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected term of the stock options granted. The expected volatility, term of options and dividend yield are based on historical experience.

The following table includes the assumptions we used in determining the fair value of stock options, the resulting weighted average fair value of options granted, and the applicable estimated forfeiture rates:

	Three Quarters Ended
	September 24, 2011	September 25, 2010
Expected dividend yield	3.2%	4.1%
Expected stock price volatility	51%	50%
Risk-free interest rate	1.7%	2.4%
Expected term of options	4.4 years	4.7 years
Estimated forfeiture rate	13%	15%

Weighted average fair value of options granted	$5.54	$4.19

The following table represents stock option activity for the quarter ended September 24, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at beginning of period	903,254	$12.84
Granted	5,250	14.09
Exercised	(1,606)	10.84
Canceled	(14,936)	14.90

Outstanding options at end of period	891,962	12.82	4.0 years

Outstanding exercisable at end of period	523,002	11.42	3.0 years

At September 24, 2011, the aggregate intrinsic value of options outstanding was $1.1 million, and the aggregate intrinsic value of exercisable options was $1.1 million.

NOTE 8. COMPENSATION AND BENEFIT PLANS

We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit post-retirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands):

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Cost (income) recognized during the quarter:
Interest cost	$218	$227	$4	$4
Expected return on plan assets	(254)	(235)	—	—
Amortization of prior loss	45	38	—	—

Net periodic pension cost	$9	$30	$4	$4

	Pension Plan		Other Plan
	Three Quarters Ended		Three Quarters Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Cost (income) recognized in the first three quarters:
Interest cost	$654	$681	$12	$12
Expected return on plan assets	(762)	(705)	—	—
Amortization of prior loss	136	114	—	—

Net periodic pension cost	$28	$90	$12	$12

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	September 24, 2011	December 31, 2010	September 25, 2010
Pension Plan	$3,451	$4,116	$3,832
Other Plan	280	269	287

Total compensation and benefits	$3,731	$4,385	$4,119

We contributed $0.7 million to our defined benefit pension plan during the first three quarters of 2011 and we anticipate contributing an additional $0.2 million during the remainder of 2011.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Comprehensive Income:

Comprehensive income represents net income plus revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.

The reconciliation from net income to comprehensive income is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net income	$1,670	$1,146	$835	$2,909
Other comprehensive income (loss):
Foreign currency translation adjustment	(111)	157	(4)	(140)

Comprehensive income	$1,559	$1,303	$831	$2,769

Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	September 24, 2011	December 31, 2010	September 25, 2010
Pension actuarial loss, net of tax	$(3,308)	$(3,308)	$(3,079)
Foreign currency translation adjustment	(426)	(423)	(409)

Accumulated other comprehensive loss	$(3,734)	$(3,731)	$(3,488)

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an accounting update that amends the presentation of comprehensive income in the financial statements. This ASU increases the prominence of comprehensive income in financial statements while eliminating the option in U.S. GAAP to present comprehensive income in the statement of changes in equity. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. Upon adoption, we will be required to reclassify prior-period reported amounts for comprehensive income in accordance with the amended standards.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect that adoption of this accounting standard will have a material impact on our financial statements.

NOTE 11. SUBSEQUENT EVENTS

On October 20, 2011, we announced a fourth quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on December 18, 2011 to shareholders of record as of the close of business on November 22, 2011. The total cash payment for this dividend will be $0.8 million.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations related to stronger seasonal demand in the second half of the year, our future sales performance with the U.S. government, the sufficiency of our inventory position to ensure product availability and meet at-once demand, our expectation that inventory levels will decline during the fourth quarter of 2011, future cash dividend policies, capital expenditure plans for the balance of 2011, and the adequacy of our line of credit, existing cash and cash equivalents and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, weaker than anticipated demand and/or slower than expected reductions in inventory as well as other economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2010 Annual Report on Form 10-K, as may be supplemented or amended in our 2011 quarterly reports on Form 10-Q, which information is incorporated herein by reference.

Overview

Our mission is to focus on sustainable, profitable growth by managing a portfolio of brands that keep lives in motion. To achieve this, we design, develop, manufacture, and market premium-quality, high-performance footwear, supported by compelling marketing and superior customer service. Our trusted DANNER® and LACROSSE® brands are sold through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction, and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking, and other outdoor recreational activities.

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

Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of distribution channels. However, we have experienced, and may continue to experience, significant fluctuations in our quarterly revenue performance due to our ability to successfully procure U.S. government contract orders, the timing of those orders and the related requested delivery dates. Our ability to procure future U.S. government contracts is dependent upon a wide range of factors, some of which are outside of our control. Such factors include the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers.

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

	Quarter Ended				Three Quarters Ended
(in thousands)	September 24, 2011	September 25, 2010	% Change		September 24, 2011	September 25, 2010	% Change

Net Sales	$35,250	$37,682	(6%	)	$87,494	$98,462	(11%	)
Gross Profit	13,992	14,016	(0%	)	34,839	38,647	(10%	)
Gross Margin %	39.7%	37.2%	250 bps		39.8%	39.3%	50 bps
Selling and Administrative Expenses	11,043	11,962	(8%	)	33,030	33,667	(2%	)
% of Net Sales	31.3%	31.7%	(40 bps	)	37.8%	34.2%	360 bps
Non-Operating Expense, net	(195)	(51)	282%		(433)	(106)	308%
Income Before Income Taxes	2,754	2,003	37%		1,376	4,874	(72%	)
Income Tax Provision	1,084	857	26%		541	1,965	(72%	)
Net Income	1,670	1,146	46%		835	2,909	(71%	)
Trade and other accounts receivable, net	24,860	26,694	(7%	)
Inventories, net	57,970	34,678	67%

Quarter Ended September 24, 2011 Compared to Quarter Ended September 25, 2010:

Net Sales: Net sales for the third quarter of 2011 decreased 6% to $35.3 million, from $37.7 million in the same period of 2010. Sales to the work market were $16.1 million for the third quarter of 2011, down 14% from $18.7 million in the same period of 2010. The decline in work market sales is primarily due to a decline of large contract delivery orders to the U.S. government and associated suppliers and our exit of the apparel business, partially offset by growth in the other areas of the work market. Excluding the contract military and the work apparel sales, work sales in the third quarter of 2011 increased 12% from the same period in 2010. Sales to the outdoor market were $19.2 million for the third quarter of 2011, up 1% from $19.0 million in the same period of 2010. The quarterly increase in outdoor sales was driven by sales of both our hiking and cold weather product offerings.

Gross Margin: Gross margin for the third quarter of 2011 was 39.7% of net sales, compared to 37.2% in the same period of 2010. The increase in gross margin of 250 basis points is primarily attributable to one-time costs incurred in the third quarter of 2010 related to the relocation of our domestic factory and other domestic manufacturing inefficiencies experienced during that quarter related to the move (160 basis points) and an improved sales mix and other favorable items during the third quarter of 2011 (90 basis points).

Selling and Administrative Expenses: Selling and administrative expenses in the third quarter of 2011 decreased 8%, to $11.0 million from $12.0 million in the same period of 2010. The decrease in selling and administrative expenses relates to a reduction in compensation expense ($0.4 million), the settlement of a legal proceeding, net of other legal fees ($0.9 million) and other items ($0.2 million), partially offset by investments in marketing and product development initiatives ($0.5 million).

Income Tax Provision: We recognized an income tax provision at an effective rate of 39.4% for the third quarter of 2011 compared to an income tax provision at an effective rate of 42.8% in the same period of 2010. The decrease in our third quarter 2011 effective tax rate from the third quarter of 2010 is due to the impact of estimated annual permanent book-to-tax differences and credits in relation to the projected annual pre-tax income.

Net Income: Net income for the third quarter of 2011 was $1.7 million, or $0.25 diluted net income per common share, compared to net income of $1.1 million, or $0.17 diluted net income per common share in the same period of 2010. The increase in net income of $0.6 million is attributable to the net sales, gross margin, selling and administrative expenses, and tax rate changes discussed above.

Trade and Other Accounts Receivable, Net: Trade and other accounts receivable were $24.9 million for the third quarter of 2011, down $1.8 million, or 7%, from $26.7 million in the third quarter of 2010 primarily due to lower sales volumes during the third quarter of 2011.

Inventories, Net: Inventories increased $23.3 million from the third quarter of 2010 to $58.0 million. Year-over-year changes affecting the inventory balance include abnormally low inventories at the end of the third quarter of 2010 due to supply constraints, and increased finished goods to fulfill at-once demand and U.S. military delivery orders. Our inventory levels typically peak at the end of the third quarter during a normal business cycle and we expect inventory levels to follow our normal pattern, declining during the fourth quarter of 2011.

First Three Quarters of 2011 Compared to the First Three Quarters of 2010:

Net Sales: Net sales for the first three quarters of 2011 decreased 11%, to $87.5 million, from $98.5 million in the same period of 2010. Sales to the work market were $49.7 million for the first three quarters of 2011, down 22% from $63.6 million for the same period of 2010. The decline in work market sales is primarily due to a decline of large contract delivery orders to the U.S. government and associated suppliers and our exit of the apparel business, which more than offset the growth in the other areas of the work market. Excluding the contract military and apparel sales, work sales in the first three quarters of 2011 increased 14% from the same period in 2010. Sales to the outdoor market were $37.7 million during the first three quarters of 2011, up 8% from $34.9 million for the same period of 2010. The growth in outdoor market sales primarily reflects gains in sales of our outdoor hiking product lines.

Gross Margin: Gross margin for the first three quarters of 2011 was 39.8% of net sales, compared to 39.3% in the same period of 2010. The increase in gross margin of 50 basis points is primarily attributable more favorable sales mix (210 basis points), partially offset by domestic manufacturing inefficiencies related to production mix and volumes (120 basis points), and other items (40 basis points).

Selling and Administrative Expenses: Selling and administrative expenses for the first three quarters of 2011 decreased 2%, to $33.0 million from $33.7 million in the same period of 2010. The decrease in selling and administrative expenses relates to a reduction in compensation expense ($1.1 million) and the settlement of a legal proceeding, net of other legal fees ($0.8 million), partially offset by investments in marketing and product development initiatives and other items ($1.2 million).

Income Tax Provision: We recognized an income tax provision at an effective rate of 39.3% for the first three quarters of 2011 compared to an income tax provision at an effective rate of 40.3% in the same period of 2010. The decrease in our year to date 2011 effective tax rate from the year to date 2010 effective tax rate is due to the impact of estimated annual permanent book-to-tax differences and credits in relation to the projected annual pre-tax income.

Net Income: Net income for the first three quarters of 2011 was $0.8 million, or $0.13 diluted net income per common share, compared to net income of $2.9 million, or $0.44 diluted net income per common share in the same period of 2010. The decrease in net income of $2.1 million is attributable to the net sales, gross margin, selling and administrative expenses, and tax rate changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the third quarter of 2011 with cash and cash equivalents of $0.5 million compared to $3.6 million in the same period in 2010. In recent years, we have funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. Beginning in the first quarter of 2011, we used our line of credit to fund working capital requirements, primarily higher inventory levels. Working capital requirements in our historical business cycles are generally the lowest in the first quarter and the highest during the third quarter. We expect that our inventory levels and short-term borrowings will decline over the fourth quarter of 2011 and the first quarter of 2012. We believe that our anticipated future cash flows from operations and our existing line of credit will be sufficient to satisfy our working capital needs for the foreseeable future.

Operating Activities: Cash used in operating activities was $24.8 million for the first three quarters of 2011 compared to cash provided of $0.8 million during the same period of 2010. The use of operating cash was primarily related to a planned increase in inventories to meet anticipated at-once demand and decreases in accounts payable related to a reduction in inventory purchases during the latter part of the third quarter of 2011 and accrued expenses.

Investing Activities: Cash used in investing activities was $2.7 million and $7.8 million in the first three quarters of 2011 and 2010, respectively. Cash used in investing activities was greater in the first three quarters of 2010 than in the first three quarters of 2011 due to the initial investments made in our new factory facility and new factory store during 2010. We expect total 2011 capital expenditures to be approximately $4.0 million.

Financing Activities: Cash provided by financing activities was $23.8 million for the first three quarters of 2011 compared to cash used in financing activities of $7.2 million during the same period of 2010. Cash provided by financing activities for the first three quarters of 2011 was primarily attributable to short-term borrowings of $25.7 million on our line of credit. Cash used in financing activities for the first three quarters of 2010 was primarily attributable to a one-time, special dividend of $1.00 per share, which was partially offset by cash receipts from the exercise of stock options.

A summary of our contractual cash obligations at September 24, 2011 is as follows (in thousands):

	Payments due by year:
		Remaining in 2011
Contractual Obligations	Total		2012	2013	2014	2015	Thereafter
Operating leases (1)	$16,407	$648	$2,600	$2,596	$2,686	$2,615	$5,262
Product purchase obligations (2)	8,971	6,668	2,303	—	—	—	—

(1)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our leased facilities.
(2)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At September 24, 2011, no such losses existed.

At September 24, 2011 and September 25, 2010, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $3.3 million and $3.1 million as of September 24, 2011 and September 25, 2010, respectively. We contributed $0.7 million to our pension plan during the first three quarters of 2011 and anticipate contributing an additional $0.2 million during the remainder of 2011.

On January 31, 2011, we entered into a letter amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to amend the allowable capital expenditures through June 30, 2012, which is the expiration date of our line of credit agreement.

On September 16, 2011, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement (“Third Amendment”) with Wells Fargo Bank, N.A. to amend the maximum amount of borrowings available for the remainder of the credit agreement term from $17.5 million to $22.5 million during the period of January 1 to May 31 and from $30 million to $35 million during the period of June 1 to December 31. In connection with the Third Amendment, we executed and delivered a new revolving line of credit note (the “Note”) reflecting the increase in available borrowing. The Note supersedes and replaces the revolving line of credit note delivered in connection with the second restatement of the Credit Agreement in March 2009.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and as supplemented by our quarterly reports on Form 10-Q for 2011.

ITEM 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(10.1)	Third Amendment to Second Amended and Restated Credit Agreement, dated September 16, 2011, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender.

(10.2)	Revolving Line of Credit Note, dated as of September 16, 2011, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association.

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	The following financial statements from LaCrosse Footwear, Inc.’s Form 10-Q for the quarter ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Interim Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)

Date: October 20, 2011	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2011	By:	/s/ David P. Carlson
David P. Carlson Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)