Form 10-K
period 2011-12-31
LACROSSE FOOTWEAR INC
filed 2012-03-02
CIK 919443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

97230

(Zip code)

Registrant’s telephone number, including area code: (503) 262-0110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of each exchange on which registered:
Common Stock, $.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing price of the Company’s common stock on the NASDAQ Global Market as of June 25, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $70,820,171.

Number of shares of the registrant’s common stock outstanding at February 24, 2012: 6,508,562 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Commission within 120 days after December 31, 2011, the end of the Company’s fiscal year.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. LaCrosse Footwear, Inc. (“LaCrosse” or the “Company”) may also make forward-looking statements in other reports filed with the Securities Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning typically identify such forward-looking statements. In particular, these include statements about the Company’s strategy for growth, demand, product development, future performance or results of current or anticipated products, interest rates, foreign exchange rates, future financial results, our relationships with customers and suppliers, our ability to find alternative suppliers, future business volumes with the U.S. government, expectations concerning the growth of international sales, future capital expenditures, future cash dividend policies, future pension plan contributions, the adequacy of our existing resources and anticipated cash flows from operations to satisfy our working capital needs. The Company assumes no obligation to update or revise any forward-looking statements.

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

General

We are a leading developer and marketer of branded, premium and innovative footwear for work and outdoor users. Our trusted DANNER® and LACROSSE® brands are sold to a network of specialty retailers and distributors in North America, Europe and Asia. Work consumers include people in law enforcement, transportation, mining, oil and gas exploration and extraction, construction, government services and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities.

Company History

We trace our roots back to 1897, with the founding of La Crosse Rubber Mills, a manufacturer of rubber and vinyl footwear. Located in La Crosse, Wisconsin, the original company was purchased from the founders in 1982 by George Schneider and the Schneider family. LaCrosse Footwear, Inc. was incorporated under the laws of Wisconsin on August 15, 1983. Shortly after incorporation we entered into an exclusive distribution agreement with a distributor in Japan and our relationship with that distributor continues today. In 1994, we expanded our brand portfolio through the acquisition of Danner Shoe Manufacturing, a premium maker of leather boots since 1932, located in Portland, Oregon. Danner developed a strong reputation among loggers, shipyard workers and outdoor enthusiasts.

In 2005, we opened our first international office in China to diversify our manufacturing capacity and ensure our high-quality standards are met. In 2006, we opened our Danner distribution center and corporate headquarters in Portland, Oregon. In 2008 LaCrosse Europe ApS was established in Copenhagen, Denmark, to acquire certain assets of our former European distributor and to strengthen LaCrosse’s direct sales and marketing support to customers in Europe. In 2009, we opened our Midwest distribution center for our LACROSSE® brand in Indianapolis, Indiana.

In 2010, we opened our Danner factory and factory store in Portland, Oregon. Our Danner factory significantly increases our capacity to meet worldwide demand from our customers in the work, military, law enforcement, outdoor recreation, hunting and lifestyle markets who depend on our U.S.-manufactured DANNER® footwear being crafted to the very highest standards and incorporating the rich heritage of the DANNER® brand. Additionally, we maintain a state-of-the-art product development center in the factory to increase our focus on innovation and speed-to-market. Our factory store serves to showcase a broad range of products, features onsite master craftsmen in our recrafting operation, and highlights the Danner story.

Products – Brands and Markets

Our branded footwear product offerings for the work and outdoor markets include the following brands:

Danner

The DANNER® brand is known for “crafting higher standards” in premium footwear, with rugged designs that exceed customer expectations for performance and quality, and with a classic outdoor heritage and authentic character. The brand represents the highest level of performance and features with a select line of high-quality, feature-driven footwear products at premium prices. Danner products consist of premium-quality work and outdoor boots with many features including our stitch-down manufacturing process, which provides outstanding support and built-in comfort. Danner was the first footwear manufacturer to include a waterproof, breathable GORE-TEX® liner in its leather boots. Danner’s product offerings include product categories such as uniform, hunting, work, hiking and our new STUMPTOWN™ line of lifestyle footwear products.

LaCrosse

The LACROSSE® brand builds products designed to enable the consumer to “dominate their ground” whether in work or recreation. Among our target consumers, the LACROSSE® brand is known for high performance in the field and on the job. Designed for durability and reliability, LaCrosse boots are built to satisfy specific end-user requirements, such as being protective against water, extreme cold, chemicals and other harsh environments. LaCrosse’s product offerings include product categories such as hunting, work, cold weather and new lifestyle products.

Work and Outdoor Markets

In 2011, 2010 and 2009 sales into the work market represented 59%, 63%, and 63% of our total net sales, respectively, and sales to the outdoor market represented 41%, 37%, and 37% of our total net sales, respectively.

Product Design and Development

Our product design and development concepts originate from our staff and through communication with our customers and suppliers. We consistently communicate with our customers to understand consumer demand and trends. Product concepts are based upon perceived consumer needs and include new technological developments in footwear and materials.

Consumers, sales representatives and suppliers all provide information to our marketing and product development personnel during the concept, development and testing of new products. Our marketing and product development personnel, at times in conjunction with design consultants, determine the final aesthetics of the product. Once a product design is approved for production, responsibility is shared with our third-party manufacturers or with our domestic manufacturing facility for pattern development and commercialization. Our presence in Portland, Oregon provides access to a broad talent pool of footwear design professionals.

Customers, Sales, and Distribution Channels

We market our two brands, LACROSSE® and DANNER®, through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international.

Within the wholesale channel, the LACROSSE® and DANNER® brands are marketed primarily through our employee field and national accounts’ sales staff as well as certain independent distributors. Our wholesale channel includes sporting goods and outdoor retailers, general merchandise and independent shoe stores, wholesalers, and industrial distributors. Our wholesale customer base is diversified as to size and location of customers and markets served.

The government channel, which is exclusively served by the DANNER® brand, provides performance footwear built to meet the demands and specific requirements for multiple branches of the U.S. military as well as federal, state, and other government agencies. Many of these products are manufactured in our ISO 9001 certified manufacturing facility located in Portland, Oregon. In addition to receiving direct orders for these products from the respective branches of the military, Danner military products are also available through retail and exchange stores on U.S. Marine Corps, U.S. Army, and U.S. Air Force bases, and on Danner’s website (www.danner.com).

Through the direct channel of distribution, we currently operate Internet websites for use by consumers and retailers. The primary purposes of the consumer-oriented websites are to provide product and company information and to sell products to consumers who choose to purchase directly from us. From a direct channel standpoint, we believe each brand is positioned uniquely in the online marketplace to capitalize on differences in end-user expectations for performance, price, and function.

The direct channel also includes our flagship Danner factory store in Portland, Oregon. The factory store sells first quality products, factory seconds, and slow-moving merchandise for both DANNER® and LACROSSE® brands. Our factory store serves to showcase a broad range of products, features onsite master craftsmen in our recrafting operation, and highlights Danner’s rich heritage and authentic character.

The structure of our international sales channel depends upon the specific region outside of the U.S. Our European operations are supported by our sales office, which manages employee and independent sales representative agencies across Europe. In Japan, we reach our consumers through our long-standing distributor, Danner Japan. The Canadian market is a part of our North American operations and is served by independent sales agencies. Finally, our Asia sales operations are supported by our Asia sourcing office, which is charged with managing our independent contract manufacturers.

No customer individually accounted for more than 10% of net sales for the year ended December 31, 2011.

Advertising and Promotion

We create customized advertising and marketing materials and programs for each brand and distribution channel, which allow us to emphasize relevant product features that have special appeal to the applicable targeted consumer.

We advertise and promote our products through a variety of methods including sponsorships, targeted regional print, broadcast and out-of-home advertising, social media public relations, point-of-sale displays, catalogues and packaging, online promotion and co-promotion with dealers and suppliers. Our largest marketing investments include:

•	Marketing development funds that we provide to help our retail customers market and sell Danner and LaCrosse products through advertising, local retail partner events and similar activities;

•	Marketing material updates, website upgrades, campaign development and related advertising; and

•	Visual merchandising, which focuses on all branded point-of-sale development and production.

We believe that as consumers understand the features and benefits of our products, they will be more likely to become loyal consumers. As such, we are committed to ensuring the benefits, features and advanced technologies of all our products are clearly articulated at our customers’ retail stores. We have established retail store education programs to train the sales associates of key retailers on our unique product attributes. We coordinate with retail store managers to improve product positioning and point-of-sale information displays.

Manufacturing and Sourcing

Manufacturing Overview

We source approximately two-thirds of the products we sell through a network of international contract manufacturers, primarily in Asia, with the remaining one-third manufactured domestically in our Portland, Oregon facility. In August 2010, we moved our Danner factory to a 59,000 square foot industrial building approximately one mile from our corporate headquarters. This facility enables us to meet domestic sourcing requirements applicable to our government customers while extending our great tradition of superior craftsmanship and significantly increasing our capacity to meet demand from customers in the work, military, law enforcement, outdoor recreation, hunting and Japanese markets who expect our U.S.-manufactured DANNER® footwear to be crafted to the very highest standards. Furthermore, this state-of-the-art facility allows us to continue to be innovative with new footwear designs and production processes by expanding our overall capabilities and capacity. It also improves our operating efficiencies by incorporating lean manufacturing techniques to meet at-once demand.

Sourcing Overview

LaCrosse International, Inc. (“LaCrosse International”) is a wholly-owned subsidiary of the Company with an office in Zhongshan, China. LaCrosse International has three primary functions:

•	Work with our contract manufacturers to maintain our standards for high-quality products;

•	Locate and develop relationships with complementary sourcing alternatives; and

•	Increase speed to market for new products.

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

The raw materials used in production of our products are primarily leather and crude rubber. We have historically been able to recover increases in raw material costs as well as increases in direct labor costs through associated product price increases.

Both our contract manufacturers and our domestic manufacturing facility purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both LaCrosse and Danner footwear. GORE-TEX® is a registered trademark of Gore. Over 80% of Danner styles are lined with GORE-TEX®. While we believe that our relationship with Gore is good, our contracts with Gore are terminable by either party upon 180 days written notice. In the event the relationship with Gore was to terminate, we have identified other sources of products with similar characteristics. However, we believe our sales performance could be negatively impacted in the short term based on Gore’s strength in our market for reliability, durability, and consumer performance.

Competition

The categories of the footwear markets in which we operate are highly competitive. We compete with numerous other manufacturers and distributors, many of whom have substantially greater financial, distribution and marketing resources than we do. Because we have a broad product line, our competition varies by product category. We believe that we maintain a competitive position through the strength of our brands, attention to quality, delivery of value, position as an innovator, record of delivering products on a timely basis, strong customer relationships, and, in some cases, the breadth of our product line.

Some of our competitors in leather footwear categories have strong brand name recognition in the markets they serve and are the major competitors of our DANNER® and LACROSSE® leather product lines. Domestically manufactured DANNER® brand products are generally at a price disadvantage against lower-cost imported products. Danner focuses on the highest quality, premium price segment of the market in which product function, design, comfort, quality, continued technological improvements, brand awareness, and timeliness of product delivery are the overriding characteristics that consumers demand. By devoting attention to these factors, we believe the DANNER® footwear line has maintained a strong competitive position in our markets.

Several rubber boot marketers with strong brand recognition in their respective markets are competitors of the LACROSSE® brand. We occupy a favorable niche in the higher price segments of the work and outdoor rubber boot markets. Our history of supplying quality rubber boots, all of which are currently sourced from overseas suppliers, has provided a foundation to compete effectively. Other suppliers offer similar products, some at lower prices and quality levels, against which we must effectively compete. We believe that our superior quality products, innovation and design leadership, coupled with on-time delivery performance and customer support enables us to effectively compete in this market.

Employees

As of December 31, 2011, we had 390 employees located in the United States, 13 employees in China and 7 employees in Denmark. Substantially all employees are full time. Approximately 200 employees in our Portland, Oregon facilities are represented by the United Food & Commercial Workers Union (UFCW) under a collective bargaining agreement that expires on January 17, 2015.

Trademarks and Trade Names; Patents

We own United States federal registrations for several of our trademarks, including LACROSSE®, DANNER®, BURLY®, the stylized Indianhead design that serves as our logo, ICE KING®, ICEMAN®, TERRA FORCE®,

HYPER-DRI®, CAMOHIDETM, ACADIA®, QUAD COMFORT®, PRONGHORN®, and TFX®. We rely on common law trademark rights for all unregistered brands. We believe consumer recognition of our brands is important to our success in the marketplace. We defend our key trademarks and trade names against infringement to the fullest extent practicable under the law. Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal.

Pursuant to our agreements with Gore, we are permitted to use the GORE-TEX® mark to designate our footwear styles lined with GORE-TEX® waterproof fabric.

We also own several United States patents related to our footwear and have other technologies that are patent-pending at this time. Our portfolio of issued patents currently extends as far as 2027.

We apply to register the DANNER® and LACROSSE® trademarks in all jurisdictions where we do a significant volume of business. We apply to register other trademarks, and to register patents, in foreign jurisdictions where we determine that such registration would provide us with significant current and future value.

Seasonality

Sales have historically been higher during the second half of the year primarily due to greater consumer demand for our outdoor product offerings during the fall and winter months. Accordingly, the amount of our fixed operating expenses represents a larger percentage of our net sales in the first two quarters than in the last two quarters of each year. We expect this seasonality to continue in the coming periods.

We place orders for products sourced from overseas suppliers during the first quarter with anticipated deliveries starting late in the second quarter. As a result, our inventories generally peak early in the third quarter, and then trend down to the end of the year.

Factors other than seasonality could have a significant impact on our sales backlog. Our order backlog may experience cancellations or delays by our customers. Accordingly, our backlog at any point in time may not be indicative of future results.

The timing of receipt of large military contracts has historically caused fluctuations in our quarterly revenue patterns. During periods in which we receive fewer military contract sales, our fixed operating expenses will represent a larger percentage of net sales.

Foreign Operations and Sales Outside of the United States

As previously noted, we maintain offices in China and Denmark to support our contract manufacturers across Asia, our independent distributor network in Asia, and our European sales staff. We also conduct sales activities outside the U.S. through our largest distributor, Danner Japan, and through other sales agencies, distributors, and specialty retailers. We have recently received Chinese government approval for the establishment of a Wholly Foreign Owned Enterprise (“WFOE”) in China. This legal entity structure expands the scope of operations conducted by our Asia office staff from exclusively supporting our contract manufacturers to also allow activities related to developing and managing new distribution channel partners across China. Sales in jurisdictions outside the United States accounted for approximately 7%, 6%, and 5% of our net sales in 2011, 2010, and 2009, respectively. See Note 10 to our consolidated financial statements included in this report for information on our net sales by geographic region.

The net book value of fixed assets located outside of the U.S. totaled $1.2 million, $0.7 million, and $0.5 million at December 31, 2011, 2010, and 2009, respectively. Such assets consist primarily of manufacturing assets, office equipment and software.

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

Executive Officers of the Registrant

The following table lists the names, ages and titles of our executive officers. All executive officers serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph P. Schneider	52	President, Chief Executive Officer and Director
David P. Carlson	56	Executive Vice President, Chief Financial Officer, and Secretary
Nina Palludan	46	Senior Vice President of Operations
C. Kirk Layton	56	Vice President of Finance and Assistant Secretary
Craig P. Cohen	45	Vice President of North American Wholesale Sales
Gregory S. Inman	47	Vice President of Administration

Where You Can Find More Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934 as amended (“Exchange Act”). Copies of our reports, proxy statements and other information filed with the SEC are available for inspection at the offices of the SEC’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549 during official business days between the hours of 10 a.m. to 3 p.m. EST. The SEC may be contacted at 1-800-SEC-0330 for further information. The SEC maintains an Internet site at www.sec.gov where SEC filings can be obtained. We also make available on our corporate website at www.lacrossefootwearinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. Our investor relations department can also be contacted for such reports at (800) 654-3517.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports

The risk factors included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of management.

Sales to the U.S. Government, which in recent years have represented a significant portion of our net sales, declined in 2011 and may continue to decline as a result of government policies regarding troop deployments. Also, we may not be able to fill these orders when they are received due to manufacturing facility constraints. Additionally, we may continue to experience significant fluctuations in our quarterly revenue performance due to the timing of orders and requested shipment dates for U.S. government contract orders.

Our ability to continue to generate sales growth in the government channel is dependent upon a wide range of factors, some of which are outside of our ability to control. Such factors include the current U.S. government’s policies regarding troop deployments in various global regions requiring our specialized footwear, the potential for reductions in the U.S. budget, our ability to meet aggressive delivery schedules, and increased competition from other footwear suppliers who may compete more effectively on the basis of price. A withdrawal of military forces from areas of conflict could result in decreased sales, particularly for troops deployed in Afghanistan, from which combat troops are scheduled to be withdrawn by the end of 2014. Additionally, a substantial portion of our U.S. government sales must be produced by our domestic manufacturing facility. We may experience disruptions in manufacturing and shipping products to our customers. Any such delay or disruption would adversely affect our results of operations. Being unable to fill orders on a timely basis could cause us to lose future orders from these sources and other customers in the work, law enforcement, Japanese and other markets who depend on our U.S.-manufactured Danner footwear being crafted to the very highest standards and being delivered on schedule. Given that government orders can be sporadic, we may incur fixed costs associated with this operation even if the orders do not support such levels of fixed costs. If government orders continue to decline, or if we are unable to fill orders, it would have a negative impact on our earnings and results of operations.

For all of our distribution channels, including domestic retailers, a deterioration in the general business environment and lack of growth in consumer spending due to unfavorable economic and consumer credit conditions could create an environment of increasing price discounts which would negatively impact our revenues, gross profit and earnings.

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

Reduced levels of consumer spending may negatively impact our wholesale partners, which would impact their financial operations and their access to capital to fund growth, which increases and concentrates our credit risk.

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

If petroleum costs were to increase, we may be required to pay significantly higher freight costs, as we rely on transport companies to deliver our products from abroad to our distribution centers, and in some cases directly to our customers. Increased petroleum costs also affect our manufacturing costs. Foreign currency fluctuations and increased labor costs abroad would be problematic given our dependence on manufacturing in Asia and distribution through our European subsidiary. Our profit margins may decrease if foreign currency rates fluctuate unfavorably, or the cost of prices of petroleum or foreign labor increases and we are unable to pass those costs on to our customers.

Failures in our information management systems would present significant business and financial risks.

Our information systems are used across our supply chain and within the operations of each of our sales channels, from product development to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers. We also rely on our information systems to analyze our business, develop demand plans and forecast operating results. Relating to data security for our customers, business partners, and ourselves we strive to comply with all applicable standards, laws, and best practices for data storage and access, including, but not limited to, perimeter security, data segregation, virus detection, and intrusion vulnerabilities. Any interruption of critical business information systems could have a material adverse effect on our financial condition and results of operations.

Our primary enterprise resource planning system is highly customized to our business. We may experience difficulties as we transition to new systems planned for 2013. Difficulties in implementing our new information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

We are dependent on a few key raw materials suppliers for outsoles and leather, which presents overall risks in our supply base.

Interruptions in the supply of raw materials or increased costs for such raw materials could negatively impact the operations of our domestic manufacturing facility as well as our international manufacturing partners. Raw materials supply constraints or price increases could negatively impact our customer relationships, our ability to fill current and future orders and our results of operations.

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

Tax rates on corporations could be increased in future periods. Higher effective federal, state and international tax rates would lower our earnings performance and restrict our ability to invest in various areas of our business. Future changes to rates of taxation in areas outside of the U.S. could also negatively impact our future earnings performance.

We conduct a significant portion of our manufacturing activities outside the U.S. and a portion of our net sales occurs outside the U.S.; therefore, we are subject to the risks of international commerce. Also, any adverse political conditions or governmental actions, including the imposition of duties and quotas, internally within China (where the majority of our third-party manufacturers are concentrated) or externally with NAFTA countries and the European Union could disrupt our supply of product to customers.

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

Additionally, although net sales outside of the U.S. do not constitute a significant portion of our revenues, we expect our international sales will grow in the coming years. Our ability to continue to do business in international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in emerging markets. We are also subject to additional risk as some of our foreign distributors may not have adequate capital to continue operations over the long term. Our sales growth may be adversely affected if our relationships with those distributors were to deteriorate and we were unable to engage suitable alternatives in a timely manner.

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

Due to various potential factors outside of our control, one or more of our third-party manufacturers may be unable to continue meeting our production requirements. Also, some of our third-party manufacturers have manufacturing arrangements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, such manufacturers may choose to devote additional resources to the production of products other than ours if their capacity is limited.

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

We sell our products into two primary markets, work and outdoor. For the year ended December 31, 2011, 41% of our annual revenues were to the outdoor market. This market category is highly seasonal and weather dependent. Sales of these products are largely dependent on the timing and severity of weather in the different regions of North America, Europe, and Asia. During sustained periods of warm and/or dry weather conditions, certain key categories in the outdoor market may be negatively impacted, including hunting, hiking and cold weather products, as consumers postpone purchases of our products pending the resumption of more conducive weather patterns. Additionally, given our advance ordering timelines, such reduced demand during normal outdoor market seasons may also negatively impact our inventory levels and subsequent period profits as such excess inventories are sold.

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

Labor disruptions or disruptions due to natural disasters or casualty losses at one of our distribution facilities, our domestic manufacturing facility, or our third-party manufacturers could have a material adverse effect on our operations.

Some of our employees at our Danner distribution facility, manufacturing facility and factory store are organized in a labor union, the United Food and Commercial Workers Union. While we have recently renegotiated our contract with the union, our inability to renew, on favorable terms, the collective bargaining agreement between us and the union that represents our employees, or any strike, work stoppage or other labor disruption could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.

In addition, any natural disaster or other serious disruption at one of our facilities, including our distribution facility in Indianapolis, Indiana, and third-party manufacturers due to fire, earthquake, tornadoes, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse for our products. Any of these occurrences could impair our ability to adequately supply our customers and could have an adverse effect on our results of operations.

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

If any of our major wholesale customers experience a significant downturn in its business or fails to remain committed to our products or brands, these customers may reduce or discontinue purchases from us in the future. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we have extended credit experiences financial difficulties our bad debt expense may increase relative to revenues in the future, which would adversely impact our net income and cash flow.

We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.

The segments of the footwear industry in which we compete are highly competitive. Some of our competitors have products with similar characteristics, such as design and materials, with some of our products. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete.

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

We may be unable to anticipate changing consumer preferences and demands and to develop new products to meet those preferences and demands on a timely basis.

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

We depend on a limited number of sources for the primary materials used to make our footwear. For example, we (and our suppliers) purchase GORE-TEX® waterproof fabric directly from W.L. Gore and Associates (“Gore”), for both our LaCrosse and Danner footwear. Over 80% of Danner styles are GORE-TEX® lined.

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

Our future success will depend in part on the continued service of key personnel. Our future success will also depend on our ability to attract and retain key managers, product development engineers, sales and marketing staff, and others. We face competition for such individuals throughout the footwear and work and outdoor products industries. Not being able to attract or retain these employees could have a material adverse effect on our financial performance.

If we fail to comply with the covenants contained in our credit facility, we may be unable to maintain the availability of our financing arrangements, and repayment obligations on any outstanding indebtedness may be accelerated.

Our revolving credit facility contains financial and operating covenants with which we must comply. Our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could harm our business. At December 31, 2011 we had outstanding borrowings of $16.9 million under this credit facility.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth information, as of December 31, 2011, relating to our principal facilities.

	PROPERTIES
Location	Owned or Leased	Approximate Floor Area in Square Feet	Principal Uses

Portland, OR	Leased (1)	145,000	Principal sales, marketing and executive offices and distribution facility

Indianapolis, IN	Leased (2)	380,000	Distribution facility

Zhongshan, China	Leased (3)	1,400	Office space

Copenhagen, Denmark	Leased (4)	2,300	Office space

Portland, OR	Leased (5)	59,000	Manufacturing operations

Portland, OR	Leased (6)	12,600	Factory store

Zhongshan, China	Leased (7)	2,000	Office space

(1)	The lease term on the Single Tenant Industrial Lease is 120 months from August 1, 2006 and the lease provides for potential term extensions of up to 60 months after the original term.
(2)	In June 2008, we signed a Single Tenant Industrial Lease for 124 months beginning March 1, 2009.
(3)	The lease for this facility expires February 2012.
(4)	The lease for this facility expires September 2013.
(5)	The lease has an initial term of 64 months, and includes provision for three successive extension terms of five years each. The initial term of the lease commenced on May 1, 2010.
(6)	The lease has an initial term of 64 months and includes provision for three successive extension terms of five years each. The initial term of the lease commenced on March 1, 2010.
(7)	On December 1, 2011, we signed a lease to move our China office space to a new facility in Zhongshan. The lease has an initial term of 51 months starting December 1, 2011 and includes provision to renew the lease under the same terms when it expires.

Item 3.	Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable to occur and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is publicly traded on the NASDAQ Global Market under the ticker symbol BOOT. On February 24, 2012, the closing sale price of our common stock was $13.00 per share, as reported on the NASDAQ Global Market. The table below shows the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	2011		2010
	High	Low	High	Low
First Quarter	$18.92	$15.09	$17.42	$12.38
Second Quarter	$19.00	$12.82	$21.00	$14.95
Third Quarter	$14.80	$11.55	$19.32	$11.50
Fourth Quarter	$13.43	$12.00	$17.25	$13.52

As of February 24, 2012, there were 194 shareholders of record and 1,856 beneficial owners of our common stock.

Dividends

In 2009, we paid quarterly dividends of $0.8 million, or $0.125 per common share, totaling $3.2 million.

During the first quarter of 2010, we paid a special dividend and a quarterly dividend totaling $7.2 million or $1.125 per common share. Subsequently, quarterly dividends totaling $2.4 million, in the amount of $0.125 per common share, were paid in the second, third and fourth quarters, respectively.

In 2011, we paid quarterly dividends of $0.8 million, or $0.125 per common share, totaling $3.3 million.

On February 2, 2012, we announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This first quarter dividend will be paid on March 18, 2012 to shareholders of record as of the close of business on February 22, 2012. The total cash payment for this dividend will be approximately $0.8 million.

The Board of Directors, while not declaring future dividends, currently intends to continue its policy of declaring and paying quarterly dividends of twelve and one-half cents ($0.125) per share of common stock. However, future dividend policies and dividend payments, if any, will depend upon our earnings and financial condition, our need for funds for other projects, any limitations on payments of dividends in our current or future debt agreements and other factors.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The information required by this item with respect to our equity compensation plans is contained in Part III, Item 11 of this Annual Report on Form 10-K.

Market Price of the Registrant’s Common Equity

The following graph compares on a cumulative basis changes since December 31, 2006, in (a) the total shareholder return on our common stock with (b) the total return on the NASDAQ Global Market Index and (c) the total return on the Morningstar Textile-Apparel Footwear/Accessories Industry Group Index (the “Morningstar Group Index”). Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2006 in LaCrosse Footwear, Inc. common stock, the NASDAQ Global Market Index and the Morningstar Group Index.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
LaCrosse Footwear	$100	$134	$105	$112	$162	$129
NASDAQ Market Index	$100	$111	$66	$97	$114	$113
Morningstar Group Index	$100	$107	$72	$102	$138	$148

Item 6.	Selected Financial Data

Selected Income Statement Data

Year Ended December 31	2011	2010	2009	2008	2007
(dollars in thousands, except per share data)
Net sales	$131,321	$150,542	$139,152	$127,956	$118,179
Operating income	$5,535	$11,430	$8,585	$10,120	$10,983
Net income	$3,000	$6,881	$5,510	$6,167	$7,300

Net income per common share
Basic	$0.46	$1.07	$0.87	$0.99	$1.20
Diluted	$0.45	$1.04	$0.86	$0.96	$1.15

Weighted average common shares outstanding
Basic	6,499	6,429	6,303	6,215	6,087
Diluted	6,639	6,590	6,375	6,417	6,357

Selected Balance Sheet Data

Year Ended December 31	2011	2010	2009	2008	2007
(dollars in thousands, except per share data)
Cash and cash equivalents	$774	$4,274	$17,739	$13,683	$15,385
Inventories	$48,648	$40,071	$27,031	$28,618	$27,131
Total assets	$102,435	$97,270	$88,585	$84,565	$83,547
Long-term debt, including current maturities	$138	$263	—	—	$394
Shareholders’ equity	$63,128	$64,448	$65,595	$61,412	$65,985
Dividends paid	$3,251	$9,621	$3,154	$9,322	$914
Dividends paid per common share	$0.50	$1.50	$0.50	$1.50	$0.15
Inventory turns	1.8	2.7	3.1	2.8	2.9
Fourth quarter days sales outstanding	47	39	46	57	62

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture and market premium-quality, high-performance footwear, supported by compelling marketing and superior customer service. Our trusted DANNER® and LACROSSE® brands are sold through four channels of distribution: (1) wholesale, (2) government, (3) direct and (4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking and other outdoor recreational activities as well as individuals buying our products in support of an urban lifestyle.

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

Our sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels. We also continually evaluate our portfolio of product offerings to ensure we are providing innovative and high-performance products to the marketplace. As a part of this evaluation process, during 2010 we decided to discontinue our offerings in the apparel business, which represented approximately $4.8 million of net sales in 2010.

We have experienced, and may continue to experience significant fluctuations in our quarterly revenue performance due to the timing and volume of orders for U.S. government contract purchases. Future U.S. government sales are dependent upon a wide range of factors, some of which are outside of our control, including the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules and increased competition from other footwear suppliers. Given the variability associated with timing and size of U.S. government contract orders, we are designing our operating model to improve profitability with or without such future military contracts.

RESULTS OF OPERATIONS

Financial Summary – 2011 versus 2010

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2011	2010	$ Change	% Change
Net Sales	$131.3	$150.5	($19.2)	(13%)
Gross Profit	$51.2	$59.1	($7.9)	(13%)
Gross Margin %	39.0%	39.3%	—	(30 bps )
Selling and Administrative Expenses	$45.7	$47.7	($2.0)	(4%)
% of Net Sales	34.8%	31.7%	—	310 bps
Non-Operating Expense, Net	($0.7)	($0.2)	($0.5)	201%
Income Before Income Taxes	$4.8	$11.2	($6.4)	(57%)
Income Tax Provision	$1.8	$4.3	($2.5)	(58%)
Net Income	$3.0	$6.9	($3.9)	(56%)

Consolidated Net Sales: Consolidated net sales for 2011 decreased 13%, to $131.3 million, from $150.5 million in 2010. Sales to the work market were $76.9 million for the full year of 2011, down 19% from $94.7 million in 2010. The decline in work market sales is primarily due to decreased sales to the U.S. government and associated suppliers and our exit of the commodity apparel business, partially offset by growth in the other areas of the work market. Excluding the contract military and the work apparel sales, work sales in 2011 increased 13% compared to 2010. Sales to the outdoor market for 2011 were $54.5 million, down 2% from $55.8 million in 2010. The decrease in outdoor sales is driven by a difficult retail market for our outdoor rubber products due primarily to unfavorable weather conditions.

Gross Margin: Gross margin for 2011 was 39.0% of consolidated net sales, compared to 39.3% in 2010. The year-over-year decrease in gross margin is primarily the result of domestic manufacturing inefficiencies related to production mix and volumes (60 basis points) and increased closeouts and other items (160 basis points) partially offset by changes in our channel sales mix (190 basis points).

Selling and Administrative Expenses: Selling and administrative expenses in 2011 decreased $2.0 million, or 4%, to $45.7 million from $47.7 million in 2010. Selling and administrative expenses as a percent of net sales increased to 34.8% in 2011 from 31.7% in 2010. The decrease in selling and administrative expenses primarily relates to lower incentive compensation expenses ($2.5 million), the net settlement of a legal proceeding ($0.6 million), which was partially offset by investments in product development and other items ($1.1 million).

Non-operating Expense, Net: The increase in 2011 of non-operating expense is primarily the result of increased interest expense, which resulted from an increase in short-term borrowings in 2011 compared to 2010.

Income Taxes: We recognized income tax expense at an effective rate of 37.7% in 2011 compared to an effective tax rate of 38.5% in 2010. The lower effective rate for 2011 was primarily due to the impact of increased research and experimentation credits in 2011.

Net Income: For 2011, net income was $3.0 million or $0.45 per diluted share, down 56% from $6.9 million or $1.04 per diluted share in 2010. The net income decrease of $3.9 million is attributable to the sales, gross profit, expense and tax rate changes discussed above.

Financial Summary – 2010 versus 2009

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

($ in millions)	2010	2009	$ Change	% Change
Net Sales	$150.5	$139.2	$11.3	8%
Gross Profit	$59.1	$54.1	$5.0	9%
Gross Margin %	39.3%	38.9%	—	40 bps
Selling and Administrative Expenses	$47.7	$45.5	$2.2	5%
% of Net Sales	31.7%	32.7%	—	(100 bps )
Non-Operating Expense, net	($0.2)	($0.4)	$0.2	36%
Income Before Income Taxes	$11.2	$8.2	$3.0	36%
Income Tax Provision	$4.3	$2.7	$1.6	60%
Net Income	$6.9	$5.5	$1.4	25%

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

Selling and Administrative Expenses: Selling and administrative expenses in 2010 increased $2.2 million, or 5%, to $47.7 million from $45.5 million in 2009. Selling and administrative expenses as a percent of net sales decreased to 31.7% in 2010 from 32.7% in 2009. The increase in selling and administrative expenses primarily relates to investments in our Portland factory and factory store ($0.9 million), investments in marketing and product development ($2.2 million) and other items ($1.4 million). These items were partially offset by lower costs in our Midwest distribution center ($1.2 million) and our sales organizations in the U.S. and Europe ($1.1 million).

Non-operating Expense, Net: The decrease in non-operating expense is primarily the result of asset disposal costs during 2009.

Income Taxes: We recognized income tax expense at an effective rate of 38.5% in 2010 compared to an effective tax rate of 32.9% in 2009. The higher effective rate for 2010 was primarily due to non-recurring benefits in 2009, including a reduction in our reserve for uncertain tax positions as a result of the completion of an Internal Revenue Service examination.

Net Income: For 2010, net income was $6.9 million or $1.04 per diluted share, up 25% from $5.5 million or $0.86 per diluted share in 2009. The net income increase of $1.4 million is attributable to the sales, gross profit, expense and tax rate changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded working capital requirements and capital expenditures with cash generated from operations and borrowings under a revolving line of credit agreement or other long-term lending arrangements. We require working capital to support fluctuating accounts receivable and inventory levels caused by our seasonal business cycle. Working capital requirements are generally the lowest in the first quarter and the highest during the third quarter.

On December 22, 2011, we entered into a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A, which expires May 1, 2015, unless renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $22.5 million and from June 1 to December 31, the total available is $35 million. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.2% on the unused balance. The line of credit agreement contains financial covenants as well as restrictions on annual dividends and capital expenditures. There are no borrowing base limitations under the credit agreement. The Company is in compliance with all covenants as of December 31, 2011. At December 31, 2011 we had a $16.9 million outstanding balance on the line of credit, with $18.1 million of remaining availability. We had no outstanding balances due at December 31, 2010. The increase in our line of credit balance as of December 31, 2011 relates to higher inventory levels as compared to the same period in 2010, driven by increased finished goods to fulfill future at-once demand.

In May 2010, we received a loan of $0.3 million from the State of Oregon to finance equipment purchases at our Danner factory, which began operating in the third quarter of 2010. The State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on any portion of the loan forgiven upon meeting employment criteria at the Danner factory. The employment criteria require us to maintain a certain number of employees at the Danner factory over a consecutive eight quarter period beginning July 1, 2010 and ending no later than September 30, 2014. At that time the remaining loan balance that has not been forgiven will bear interest at 5.0% per annum and will mature on October 31, 2014. As we meet the specified employment criteria at the Danner factory during a given period a corresponding portion of the loan is reclassified to deferred revenue and amortized over the life of the equipment purchased with the loan.

Consolidated Statements of Cash Flows

Net cash used in operating activities was $13.8 million in 2011, compared to net cash provided of $5.1 million for 2010. The decline in cash provided by operating activities was primarily related to a reduction in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily related to the timing of payments to our third-party manufacturers for inventory and lower incentive compensation accruals in 2011 compared to 2010.

Net cash used in investing activities, which is primarily related to capital expenditures, was $4.0 million in 2011 compared to $10.6 million in 2010. Capital expenditures were greater in 2010 than in 2011 due to investments made in our factory facility and factory store during 2010. During 2012, we expect total capital expenditures to be approximately $5.0 to $5.5 million.

Net cash provided by financing activities was $14.2 million in 2011 compared to net cash used of $7.9 million in 2010. Cash provided by financing activities in 2011 was primarily attributable to short-term borrowings of $16.9 million on our line of credit, which were used mainly to fund increases in our inventory during 2011 and $0.6 million received from the exercise of stock options partially offset by cash dividends paid of $3.3 million. Cash used in financing activities in 2010 was primarily attributable to cash dividends of $9.6 million, which included a one-time, special dividend of $1.00 per share, partially offset by cash received from the exercise of stock options.

On February 2, 2012, we announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This dividend will be paid on March 18, 2012 to shareholders of record on February 22, 2012 and amount to approximately $0.8 million.

At December 31, 2011 and 2010, our pension plan had accumulated benefit obligations in excess of the respective plan assets of $7.0 million and $4.1 million, respectively. This obligation in excess of plan assets and accrued liabilities resulted in a cumulative reduction of equity, net of tax, of $5.6 million and $3.3 million as of December 31, 2011 and 2010, respectively. We expect to contribute $1.0 million to the pension plan in 2012.

We believe that our existing resources, our commercial line of credit and our anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We do not have any off-balance sheet financing arrangements, other than operating leases, purchase commitments and pension contributions that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

A summary of our contractual cash obligations at December 31, 2011 is as follows:

(In Thousands)	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$15,914	$2,641	$2,652	$2,713	$2,642	$1,795	$3,471
Product purchase obligations (1)	10,557	10,557	—	—	—	—	—
Pension (2)	1,023	1,023	—	—	—	—	—

See Part I, Item 2 – Properties for a description of our leased facilities.

(1) From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2011, no such losses existed.

(2) Pension obligations reflect only anticipated pension contributions for 2012. Required contributions are calculated on an annual basis and required funding beyond 2012 has not yet been determined.

We also have a commercial line of credit as described below, which is more fully described under the caption “Liquidity and Capital Resources”:

Other Commercial Commitment	Maximum Amount Committed	Outstanding at 12/31/11	Date of Expiration
Line of credit	$35.0 million	$16.9 million	May 1, 2015

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

Our historical experience of write-offs of uncollectible accounts has been insignificant. In addition to an allowance for doubtful accounts, we maintain allowances for anticipated cash discounts to be taken by customers and for non-defective returns. Cash discounts are provided under customer service programs and are estimated based on available programs and historical usage rates. Reserves for non-defective returns are estimated based on historical rates of return.

Allowance for Slow-Moving Inventory: Provision for potentially slow-moving or excess inventories is based on our analysis of inventory levels, future sales forecasts, and current estimated market values. Actual customer requirements and market values in any future periods are inherently uncertain and thus may differ from our estimates.

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

Valuation of Long-Lived and Intangible Assets: As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are goodwill and property and equipment. We depreciate our property and equipment over their estimated useful lives. In assessing the recoverability of our goodwill, we have analyzed our market capitalization together with assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Please refer to the “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for a discussion of factors that may have an effect on our ability to attain future levels of product sales and cash flows.

Pension and Other Postretirement Benefit Plans: The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8, “Compensation and Benefit Agreements” to our annual consolidated financial statements and include, among others, the 4.0% discount rate and the 8.0% expected long-term rate of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or material changes in our assumptions may affect our pension and other postretirement obligations, our future expense and shareholders’ equity. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in this Annual Report on Form 10-K for further sensitivity analysis regarding our estimated pension obligation.

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

Share-Based Compensation: We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statements of income on a straight-line basis over the requisite service period for each separately vesting portion of the award. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update (ASU) that amends the presentation of comprehensive income in the financial statements. This ASU increases the prominence of comprehensive income in financial statements while eliminating the option in U.S. GAAP to present comprehensive income in the statement of changes in equity. Under this ASU, we will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. Upon adoption, we will be required to reclassify prior-period reported amounts for comprehensive income in accordance with the amended standards.

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

We are also exposed to market risk related to the assumptions we make in estimating our pension liability. The assumed discount rate used, in part, to calculate the pension plan obligation is related to the prevailing long-term interest rates. At December 31, 2011, we used an estimated discount rate of 4.00%. A one-percentage point reduction in the discount rate would result in an increase in the actuarial present value of projected pension benefits by approximately $1.9 million at December 31, 2011. At December 31, 2011, we used an expected rate of return on plan assets of 8.0%. The historical annualized ten-year rate of return on pension plan assets is approximately 5.0%. A one percent change in the actual rate of return on pension plan assets would affect the charge to equity by approximately $0.1 million.

Our financial market risk arises from fluctuations in foreign currencies. Our net investment exposure in our foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at December 31, 2011, was approximately $2.4 million. The potential loss in recorded value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.2 million at December 31, 2011. At December 31, 2011 we had no formal plans to liquidate any of our operating foreign subsidiaries within the consolidated group, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations. As noted in Item 1 above, we have recently received Chinese government approval for the establishment of a Wholly Foreign Owned Enterprise (“WFOE”) in China. This legal entity structure expands the scope of our operations conducted by our Asia office staff from exclusively supporting our contract manufacturers to also allow activities related to developing and managing new distribution channels across China.

Item 8.	Financial Statements and Supplementary Data

The consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and the related consolidated balance sheets of the Company as of December 31, 2011 and 2010, together with the related notes thereto and the Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-23 hereof and are incorporated by reference in this Item 8.

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

(b) Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LaCrosse Footwear, Inc.

We have audited LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. LaCrosse Footwear, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LaCrosse Footwear, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 of LaCrosse Footwear, Inc. and Subsidiaries and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota March 2, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

The information required by this Item with respect to executive officers, directors, Section 16 compliance and corporate governance will be set forth under the captions “Proposal 1 – Election of Directors,” “Board of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” respectively, in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC no later than April 30, 2012 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

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

The information required by this Item will be set forth under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to Security Ownership of Certain Beneficial Owners and Management will be set forth under the caption “Principal Shareholders” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

The following table provides certain equity compensation information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	887,699	$12.80	454,002

Equity compensation plans not approved by security holders	—	—	—

Total	887,699	$12.80	454,002

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1993 Employee Stock Incentive Plan, 1997 Employee Stock Incentive Plan (the “1997 Plan”), 2001 Stock Incentive Plan (the “2001 Plan”), 2007 Long Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan, As Amended and Restated (the “Director Plan”).
(2)	Includes 353,002 shares of the Company’s Common Stock available for issuance under the 2007 Long Term Incentive Plan and 101,000 shares of the Company’s Common Stock available for issuance under the Director Plan.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Transactions with Related Persons,” “Compensation Committee Interlocks and Insider Participation,” and “Board of Directors” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

1.	The following financial statements are included in this Annual Report on Form 10-K beginning on the pages indicated below:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
	Consolidated Statements of Income for the Years ended December 31, 2011, 2010, and 2009	F-4
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years ended December 31, 2011, 2010, and 2009	F-5
	Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010, and 2009	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedule

The financial statement schedule for the years ended December 31, 2011 and 2010 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

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

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Schneider Joseph P. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/s/ David P. Carlson David P. Carlson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012

/s/ Richard A. Rosenthal Richard A. Rosenthal	Chairman of the Board and Director	March 2, 2012

/s/ Stephen F. Loughlin Stephen F. Loughlin	Director	March 2, 2012

/s/ Charles W. Smith Charles W. Smith	Director	March 2, 2012

/s/ John D. Whitcombe John D. Whitcombe	Director	March 2, 2012

/s/ William H. Williams William H. Williams	Director	March 2, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LaCrosse Footwear, Inc.

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 2, 2012 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of LaCrosse Footwear, Inc. and Subsidiaries, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of LaCrosse Footwear, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 2, 2012

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2011
Accounts receivable allowances:
Allowance for discounts	$165	$1,096	$—	$968	$293
Allowance for nondefective product	219	2,220	—	2,201	238
Allowance for doubtful accounts	133	125	—	110	148

Total	$517	$3,441	$—	$3,279	$679

Allowance for slow-moving inventory	$398	$980	$—	$769	$609

Deferred tax asset valuation allowance	$1,022	$—	$—	$17	$1,005

Year ended December 31, 2010
Accounts receivable allowances:
Allowance for discounts	$198	$829	$—	$862	$165
Allowance for nondefective product	171	1,701	—	1,653	219
Allowance for doubtful accounts	294	51	—	212	133

Total	$663	$2,581	$—	$2,727	$517

Allowance for slow-moving inventory	$797	$520	$—	$919	$398

Deferred tax asset valuation allowance	$1,017	$5	$—	$—	$1,022

The accounts receivable, inventory, and deferred tax asset allowances above are deducted from the applicable asset accounts in the accompanying consolidated balance sheets.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Restated Articles of Incorporation of LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (3.0) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(3.2)	Amended and Restated By-Laws of LaCrosse Footwear, Inc. together with amendments thereto

(10.1)*	LaCrosse Footwear, Inc. Retirement Plan (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.2)*	LaCrosse Footwear, Inc. Employees’ Retirement Savings Plan (Incorporated by reference to Exhibit (10.19) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.3)*	LaCrosse Footwear, Inc. 1993 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.20) to LaCrosse Footwear, Inc.’s Form S-1 Registration Statement (Registration No. 33-75534))

(10.4)*	LaCrosse Footwear, Inc. 1997 Employee Stock Incentive Plan (Incorporated by reference to Exhibit (10.17) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.5)*	LaCrosse Footwear, Inc. 2001 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on May 9, 2005)

(10.6)*	Amended and Restated LaCrosse Footwear, Inc. 2001 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit (4.1) of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142598))

(10.7)*	LaCrosse Footwear, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit (4.1) of LaCrosse Footwear, Inc.’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2007 (Registration No. 333-142597))

(10.8)*	LaCrosse Footwear, Inc. 2011 Annual Incentive Compensation Plan Document (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 21, 2010)

(10.9)*	LaCrosse Footwear, Inc. 2012 Annual Incentive Compensation Plan Document (Incorporated by reference to Exhibit (10.1) of LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on December 22, 2011)

(10.10)	Single-Tenant Industrial Triple Net Lease, by and between LaCrosse Footwear, Inc. and ProLogis, dated October 14, 2005 (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on October 20, 2005)

(10.11)	Single Tenant Industrial Triple Net Lease, dated June 11, 2008, by and between LaCrosse Footwear, Inc. and 267 Associates, L.L.C. (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on June 13, 2008)

*	A management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description

(10.12)	Multi-Tenant Industrial Triple Net Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.1) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.13)	Parking Lot Lease, dated February 9, 2010, by and among LaCrosse Footwear, Inc., Danner, Inc., and DP Partners Portland I, LLC (Incorporated by reference to Exhibit (10.2) to LaCrosse Footwear, Inc.’s Current Report on Form 8-K as filed with the Commission on February 10, 2010)

(10.14)	Certified Manufacturer Agreement, dated as of March 5, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.14) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.15)	Trademark License, dated as of February 25, 2003, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.15) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.16)	Amendment to Contractual Agreements, dated as of November 17, 2008, by and between W.L. Gore & Associates, Inc. and LaCrosse Footwear, Inc. (Incorporated by reference to Exhibit (10.18) to LaCrosse Footwear, Inc.’s Annual Report on Form 10-K filed with the Commission on March 7, 2008) [Confidential treatment has been granted with respect to a portion of this Agreement]

(10.17)	Replacement Revolving Line of Credit Note, dated as of December 22, 2011, issued by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association

(10.18)	Continuing Security Agreement Rights to Payment and Inventory, dated as of December 22, 2011, granted by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association

(10.19)	Security Agreement Equipment, dated as of December 22, 2011, granted by LaCrosse Footwear, Inc. in favor of Wells Fargo Bank, National Association

(10.20)	Third Party Security Agreement Rights to Payment and Inventory, dated as of December 22, 2011, issued by Danner, Inc. in favor of Wells Fargo Bank, National Association

(10.21)	Third Party Security Agreement Equipment, dated as of December 22, 2011, issued by Danner, Inc. in favor of Wells Fargo Bank, National Association

(10.22)	Third Amended and Restated Credit Agreement, dated December 22, 2011, by and between LaCrosse Footwear, Inc. as borrower, and Wells Fargo Bank, National Association, as lender

(21.1)	List of subsidiaries of LaCrosse Footwear, Inc.

(23.1)	Consent of McGladrey & Pullen, LLP

(31.1)	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32.1)	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. § 1350

Exhibit Number	Exhibit Description

(32.2)	Certification of the Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. § 1350

(101)	The following financial statements from LaCrosse Footwear, Inc.’s Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

F - INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LaCrosse Footwear, Inc.

We have audited the accompanying consolidated balance sheets of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaCrosse Footwear, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of LaCrosse Footwear, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 2, 2012

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except share and per share data)

ASSETS	2011	2010

CURRENT ASSETS
Cash and cash equivalents (Notes 2 and 9)	$774	$4,274
Trade accounts and other receivables, less allowances of $679 in 2011 and $517 in 2010 (Note 9)	22,726	22,834
Inventories (Note 3)	48,648	40,071
Prepaid expenses and other	1,398	1,321
Deferred tax assets (Note 4)	1,771	1,614

Total current assets	75,317	70,114

PROPERTY AND EQUIPMENT
Leasehold improvements	7,206	7,173
Machinery and equipment	24,029	21,569

Gross property and equipment	31,235	28,742
Less accumulated depreciation	15,092	12,588

Property and equipment, net	16,143	16,154

OTHER ASSETS
Goodwill	10,753	10,753
Other assets	222	249

Total other assets	10,975	11,002

TOTAL ASSETS	$102,435	$97,270

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010

CURRENT LIABILITIES
Short-term borrowings (Note 5)	$16,869	$—
Accounts payable	7,463	16,477
Accrued compensation	1,789	4,261
Other accruals	2,939	3,356

Total current liabilities	29,060	24,094

LONG-TERM DEBT (Note 5)	138	263
DEFERRED REVENUE (Note 5)	550	566
DEFERRED LEASE OBLIGATIONS	895	782
COMPENSATION AND BENEFITS (Note 8)	7,214	4,385
DEFERRED TAX LIABILITIES (Note 4)	1,450	2,732

Total liabilities	39,307	32,822

COMMITMENTS AND CONTINGENCIES (Notes 6, 8, and 9)

SHAREHOLDERS’ EQUITY (Notes 7, 8, 13 and 15)
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67
Additional paid-in capital	31,600	30,536
Accumulated other comprehensive loss	(6,058)	(3,731)
Retained earnings	38,538	38,789
Less cost of 213,003 and 258,775 shares of treasury stock	(1,019)	(1,213)

Total shareholders’ equity	63,128	64,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,435	$97,270

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except share and per share data)

	2011	2010	2009

Net sales (Note 10)	$131,321	$150,542	$139,152
Cost of goods sold	80,085	91,413	85,062

Gross profit	51,236	59,129	54,090

Selling and administrative expenses	45,701	47,699	45,505

Operating income	5,535	11,430	8,585

Non-operating expense	(720)	(239)	(375)

Income before income taxes	4,815	11,191	8,210

Income tax provision (Note 4)	1,815	4,310	2,700

Net income	$3,000	$6,881	$5,510

Net income per common share:
Basic	$0.46	$1.07	$0.87
Diluted	$0.45	$1.04	$0.86

Weighted average number of common shares outstanding:
Basic	6,498,764	6,428,625	6,303,473
Diluted	6,639,199	6,590,009	6,374,936

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2008	$67	$28,247	$(4,029)	$39,173	$(2,046)	$61,412
Net income	—	—	—	5,510	—	5,510	$5,510
Employee benefit plan actuarial gain net of deferred tax of $411	—	—	641	—	—	641	641
Stock based compensation expense	—	581	—	—	—	581
Cash dividends paid	—	—	—	(3,154)	—	(3,154)
Exercise of stock options	—	213	—	—	352	565
Foreign currency translation adjustment	—	—	40	—	—	40	40

Comprehensive income							6,191

Balance, December 31, 2009	67	29,041	(3,348)	41,529	(1,694)	65,595
Net income	—	—	—	6,881	—	6,881	6,881
Employee benefit plan actuarial loss net of deferred tax of $146	—	—	(229)	—	—	(229)	(229)
Stock based compensation expense	—	560	—	—	—	560
Cash dividends paid	—	—	—	(9,621)	—	(9,621)
Exercise of stock options	—	935	—	—	540	1,475
Purchase of treasury stock	—	—	—	—	(59)	(59)
Foreign currency translation adjustment	—	—	(154)	—	—	(154)	(154)

Comprehensive income							6,498

Balance, December 31, 2010	67	30,536	(3,731)	38,789	(1,213)	64,448
Net income	—	—	—	3,000	—	3,000	3,000
Employee benefit plan actuarial loss net of deferred tax of $1,449	—	—	(2,266)	—	—	(2,266)	(2,266)
Stock based compensation expense	—	698	—	—	—	698
Cash dividends paid	—	—	—	(3,251)	—	(3,251)
Exercise of stock options	—	366	—	—	194	560
Foreign currency translation adjustment	—	—	(61)	—	—	(61)	(61)

Comprehensive income							$673

Balance, December 31, 2011	$67	$31,600	($6,058)	$38,538	($1,019)	$63,128

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009

Cash Flows from Operating Activities
Net income	$3,000	$6,881	$5,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation and amortization	3,685	3,016	2,705
Loss on disposal of property and equipment	171	64	225
Stock-based compensation expense	698	560	581
Deferred income taxes	6	433	1,011
Changes in current assets and liabilities, net of effects of an acquisition in 2009:
Trade accounts and other receivables	95	(1,241)	814
Inventories	(8,695)	(13,150)	1,740
Accounts payable	(9,005)	8,120	(2,252)
Accrued expenses and other	(3,729)	381	1,872

Net cash provided by (used in) operating activities	(13,774)	5,064	12,206

Cash Flows from Investing Activities
Purchases of property and equipment	(3,955)	(10,604)	(5,254)
Proceeds from sales of property and equipment	3	1	41
Acquisition payment (Note 11)	—	—	(388)

Net cash used in investing activities	(3,952)	(10,603)	(5,601)

Cash Flows from Financing Activities
Net proceeds from short-term borrowings	16,869	—	—
Proceeds from long-term debt	—	300	—
Cash dividends paid	(3,251)	(9,621)	(3,154)
Purchase of treasury stock	—	(59)	—
Proceeds from exercise of stock options	560	1,475	565

Net cash provided by (used in) financing activities	14,178	(7,905)	(2,589)

Effect of foreign currency exchange rate changes on cash and cash equivalents	48	(21)	40

Increase (decrease) in cash and cash equivalents	(3,500)	(13,465)	4,056

Cash and cash equivalents:
Beginning	4,274	17,739	13,683

Ending	$774	$4,274	$17,739

SUPPLEMENTAL INFORMATION

Cash payments for income taxes	$1,491	$4,451	$438

Cash payments for interest	$265	$15	$—

See accompanying notes to consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

LaCrosse Footwear, Inc. is a leading developer and marketer of branded, premium and innovative footwear for work and outdoor consumers. The Company’s trusted DANNER® and LACROSSE® brands are sold to a network of specialty retailers and distributors in North America, Europe, and Asia.

The Company markets its two brands through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international.

Summary of significant accounting policies:

Principles of consolidation - The consolidated financial statements include the accounts of LaCrosse Footwear, Inc. and its wholly owned subsidiaries, Danner, Inc., LaCrosse International, Inc., and LaCrosse International Holdings, Inc. (collectively the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Significant items subject to estimates and assumptions include valuation allowances for trade accounts receivable, inventories, and deferred tax assets, as well as pension obligations, product warranties, stock-based compensation, and estimated future cash flows used together with the Company’s market capitalization in the annual impairment test of goodwill. Actual results could differ from those estimates.

Revenue recognition - Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Factory store revenues are recorded at the time of sale. Allowances for estimated returns and discounts are provided when the related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales.

Foreign currency translation and foreign currency transactions - The assets and liabilities of the Company’s foreign subsidiary have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive loss within shareholders’ equity.

Any gains or losses generated by foreign currency transactions are recorded in non-operating expense in the consolidated statements of income in the period in which they occur.

Cash and cash equivalents - The Company maintains its cash in money market accounts and U.S. Government money market accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The carrying amounts of such assets are a reasonable estimate of their fair value due to the short term to maturity and readily available market for the investments.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies, Continued

Fair value of financial instruments - The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, borrowings on the line of credit, and accounts payable are estimated to approximate their fair value due to their short maturities.

Trade accounts receivable and allowance for doubtful accounts - Trade accounts receivable are carried at the original invoice amount less estimated allowances for doubtful accounts, cash discounts and non-defective returns. The Company maintains an allowance for doubtful accounts for the uncertainty of its customers’ ability to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of customers based upon ongoing credit evaluations. The Company also analyzes its cash discount programs and return policies and future rates of non-defective returns to assess the adequacy of allowance levels and adjusts such allowances as necessary.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets. Goodwill is not amortized, but is subject to annual impairment tests. The Company reviews its goodwill for impairment annually, or more frequently if there is a triggering event. The Company uses a two-step test to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company tests for impairment at the end of the second quarter each year. As of June 25, 2011, the Company determined there was no impairment of its recorded goodwill and as of December 31, 2011, there has been no triggering event that would require an updated impairment review.

Recoverability and impairment of intangible assets and other long-lived assets - The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted net cash flows to be derived from the assets to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. The Company has determined that there was no impairment as of December 31, 2011.

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

Accruals for product warranties are included in other accruals in the accompanying consolidated balance sheets. Changes in the carrying amount of accrued product warranty cost for the years ended December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
Accrued product warranties, beginning	$1,588	$1,409
Accruals for products sold	2,645	3,181
Warranty claims	(2,970)	(3,002)

Accrued product warranties, ending	$1,263	$1,588

Stock-based compensation - The Company uses the Black-Scholes model to estimate the fair value of all share-based compensation awards on the date of grant. The Company recognizes compensation expense for options on a straight-line basis over the requisite service period for each separately vesting portion of the award. Stock-based compensation expense recognized was $0.7 million ($0.07 per diluted share) for 2011, $0.6 million ($0.05 per diluted share) for 2010, and $0.6 million ($0.06 per diluted share) for 2009. See Note 7, “Stock Options” for additional information.

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

Advertising and promotion - The Company advertises and promotes its products through national and regional media, displays, and catalogs and through cooperative advertising programs with wholesalers. Costs for these advertising and promotional programs are charged to expense as incurred. Advertising and promotional expenses included in the consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 were $4.2 million, $3.7 million, and $3.1 million, respectively.

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies, Continued

A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	December 31,
	2011	2010	2009
Basic weighted average common shares outstanding	6,498,764	6,428,625	6,303,473
Dilutive stock options	140,435	161,384	71,463

Diluted weighted average common shares outstanding	6,639,199	6,590,009	6,374,936

Segment reporting - The Company is required to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. The Company has determined that it operates as a single segment. The Company manages its resources and assesses its performance on an enterprise-wide basis.

Reclassifications - Certain disclosure amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation and have no effect on previously reported net income or stockholders’ equity.

Note 2. Fair Value of Financial Instruments

Cash and cash equivalents at December 31, 2011 and 2010 were $0.8 million and $4.3 million, respectively. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 3. Inventories

A summary of inventories is as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$4,893	$8,186
Work in process	650	637
Finished goods	43,714	31,646

Subtotal	49,257	40,469
Less: provision for obsolete and slow-moving inventories	(609)	(398)

Total	$48,648	$40,071

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Income Tax Matters

Income before income taxes consists of the following (in thousands):

	Years Ending December 31,
	2011	2010	2009
United States	$4,574	$10,935	$7,983
Foreign	241	256	227

Total	$4,815	$11,191	$8,210

Deferred tax assets and deferred tax liabilities consist of the following components (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Trade receivable allowances	$139	$88
Inventories	1,171	896
Compensation and benefits	3,909	2,593
Capitalized legal fees	447	259
Warranty reserves and other	1,221	1,344
Net operating loss carryforwards	1,033	1,039
Valuation allowance	(1,005)	(1,022)

Total deferred tax assets	6,915	5,197

Deferred tax liabilities:
Goodwill amortization	4,194	4,194
Property and equipment	2,112	1,859
Prepaid expenses and other	288	262

Total deferred tax liabilities	6,594	6,315

Net deferred tax assets (liabilities)	$321	$(1,118)

The components giving rise to the deferred tax assets and deferred tax liabilities described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2010
Current assets	$1,771	$1,614
Noncurrent liabilities	(1,450)	(2,732)

Net deferred tax assets (liabilities)	$321	$(1,118)

As of December 31, 2011 and 2010, the Company recorded a valuation allowance of $1.0 million related to the state of Wisconsin net operating loss (“NOL”) carryforwards, the realization of which is dependent on having taxable income in Wisconsin in future periods.

In future periods of earnings, the Company will report income tax expense offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the state NOL deferred tax assets.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Income Tax Matters, Continued

The total state net operating losses (NOLs) as of December 31, 2011 are approximately $19.8 million, which will expire as follows: $0.7 million in 2015, $5.3 million in 2016, $9.2 million in 2017, $2.5 million in 2018, $1.6 million in 2019, and $0.5 million in 2020.

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$1,321	$2,949	$1,714
State	395	866	431
Foreign	97	69	(372)
Deferred:
Federal	78	496	545
State	(40)	(31)	(15)
Foreign	(36)	(39)	397

Provision for income taxes	$1,815	$4,310	$2,700

The differences between statutory federal tax rates and the effective tax rates reflected in the consolidated statements of income are as follows:

	December 31,
	2011	2010	2009
Statutory federal tax rate	34.0%	34.0%	34.0%
State rate, net of federal tax effect	5.3%	5.0%	5.1%
Federal and state research and experimentation credits	(4.3%)	(1.3%)	(2.0%)
Liability for unrecognized tax benefits	0.5%	0.0%	(3.1%)
Other, net	2.2%	0.8%	(1.1%)

Effective income tax rate	37.7%	38.5%	32.9%

A reconciliation of the beginning and ending liability for unrecognized income tax benefits for 2011 and 2010 is shown below (in thousands):

	December 31,
	2011	2010
Balance, beginning of year	$23	$17
Additions based on tax positions related to the current year	14	6
Additions for tax positions of prior years	7	—

Balance, end of year	$44	$23

The Company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2011 and December 31, 2010 was insignificant. Interest is computed on the difference between the Company’s uncertain tax benefit positions and the amount deducted or expected to be deducted in the Company’s tax returns.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Income Tax Matters, Continued

The Company files a consolidated U.S. federal income tax return as well as foreign and state tax returns on a consolidated, combined, or stand-alone basis (depending upon the jurisdiction). The Company has concluded tax examinations for U.S. federal and Oregon state filings through the tax year ended December 2007 and December 2006, respectively. Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities for years prior to the December 2006 and 2007 tax years. The Company is not subject to foreign tax examinations prior to the year ended December 2008.

Note 5. Financing Arrangements

On December 22, 2011, the Company entered into a 3-year extension of the Company’s previous line of credit agreement with Wells Fargo Bank, N.A, which expires May 1, 2015, unless renewed. Amounts borrowed under the agreement are secured by substantially all of the Company’s assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $22.5 million and from June 1 to December 31, the total available is $35 million. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.2% on the unused balance. The line of credit agreement contains financial covenants as well as restrictions on annual dividends and capital expenditures. There are no borrowing base limitations under the credit agreement. The Company is in compliance with all covenants as of December 31, 2011. At December 31, 2011 the Company had a $16.9 million outstanding balance on the line of credit. The Company had no outstanding borrowings due at December 31, 2010.

In May 2010, the Company received a loan of $0.3 million from the State of Oregon to finance equipment purchases at its new Danner factory which began operating in the third quarter of 2010. The State of Oregon will forgive all, or a portion of the loan, along with all interest accruing on any portion of the loan forgiven upon meeting employment criteria at the Danner factory. The employment criteria require the Company to maintain a certain number of employees at the Danner factory over a consecutive eight quarter period beginning July 1, 2010 and ending no later than September 30, 2014. At that time the remaining loan balance that has not been forgiven will bear interest at 5.0% per annum and will mature on October 31, 2014. As the Company meets the specified employment criteria at the Danner factory during a given period, a corresponding portion of the loan is reclassified to deferred revenue and amortized over the life of the equipment purchased with the loan.

Note 6. Lease Commitments and Contingencies

Lease Commitments - The Company has real estate operating leases for offices, factory store, and manufacturing and distribution centers under non-cancelable lease agreements expiring on various dates through 2025. The total rental expense included in the consolidated statements of income for each of the years ended December 31, 2011, 2010, and 2009 is $2.9 million. The future minimum lease payments required under non-cancelable operating leases at December 31, 2011 are: $2.6 million in 2012, $2.7 in 2013 and 2014, $2.6 million in 2015, $1.8 million in 2016, and $3.5 million thereafter.

Contingencies - In the normal course of business, the Company is subject to various claims and potential litigation. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that any such matters that are currently known will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

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

The following table lists the assumptions used by the Company in determining the fair value of stock options and the resulting fair value for the years ended December 31, 2011, 2010, and 2009:

	December 31,
	2011	2010	2009
Expected dividend yield	3.2%	4.1%	3.7%
Expected stock price volatility	51%	50%	46%
Risk-free interest rate	1.7%	2.4%	1.4%
Expected life of options	4.4 years	4.7 years	4.6 years
Weighted average fair value of options	$5.50	$4.22	$3.26

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Options, Continued

The following table represents stock option activity for the three years ended December 31, 2011:

	Common Shares Under Options	Weighted Average Exercise Price	Average Remaining Contract Life
Options outstanding December 31, 2008	796,839	$11.12
Granted	193,150	11.46
Canceled	(97,799)	12.8
Exercised	(82,667)	5.52

Options outstanding December 31, 2009	809,523	11.57
Granted	172,975	13.32
Canceled	(55,830)	13.63
Exercised	(127,431)	10.43

Options outstanding December 31, 2010	799,237	11.99
Granted	189,750	16.49
Canceled	(55,516)	15.06
Exercised	(45,772)	11.14

Options outstanding December 31, 2011	887,699	$12.80	3.7 years

Options exercisable December 31, 2011	523,577	$11.42	3.7 years

The Company’s nonvested stock option activity for the year ended December 31, 2011 is as follows:

Number of Shares
Nonvested stock options at beginning of year	350,573
Vested	(120,685)
Canceled	(55,516)
Granted	189,750

Nonvested stock options at end of year	364,122

Shares available for future stock grants to employees and directors under existing plans were approximately 454,000 at December 31, 2011. The aggregate intrinsic value of options outstanding at December 31, 2011 was $1.1 million, and the aggregate intrinsic value of exercisable options was $1.1 million. The total intrinsic value of options exercised during 2011, 2010, and 2009 was $0.3 million, $0.8 million, and $0.4 million, respectively. At December 31, 2011, there was approximately $0.5 million of unrecognized compensation cost related to share-based payments to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of options vesting in 2011 and 2010 was approximately $0.7 and $0.6 million; respectively. A tax benefit of $0.1 million, $0.3 million and $0.1 million was recognized in 2011, 2010, and 2009, respectively, from the exercise of stock options.

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

Summary of pension and other postretirement benefit plans (in thousands):	Pension Benefits December 31,		Other Benefits December 31,
	2011	2010	2011	2010
Changes in benefit obligations:
Obligations at beginning of year	$16,985	$16,337	$269	$275
Interest cost	872	908	15	16
Benefits paid	(1,188)	(1,137)	(24)	(22)
Actuarial losses	2,672	877	—	—

Obligations at end of year	$19,341	$16,985	$260	$269

Changes in plan assets:
Fair value of assets at beginning of year	$12,869	$11,932	$—	$—
Actual return on assets	(209)	1,290	—	—
Company contributions	915	784	24	22
Benefits paid	(1,188)	(1,137)	(24)	(22)

Fair value of assets at end of year	$12,387	$12,869	$—	$—

Funded status at end of year:
Plan assets less than obligations	$(6,954)	$(4,116)	$(328)	$(297)
Unrecognized loss	9,136	5,421	68	28

Accrued benefit (cost)	$2,182	$1,305	$(260)	$(269)

Total compensation and benefits liabilities	$6,954	$4,116	$260	$269

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying balance sheets:

	December 31,
	2011	2010
Pension benefits	$6,954	$4,116
Other benefits	260	269

Total compensation and benefits	$7,214	$4,385

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Compensation and Benefit Agreements, Continued

Changes to Accumulated Other Comprehensive Loss pertaining to the defined benefit pension plan for the years ended December 31, 2011, 2010, and 2009 are shown below (in thousands):

	Prior Service Cost	Unrecognized (Gains)/Losses	Total	Deferred Tax Amount	Accumulated Other Comprehensive Loss

Balance, December 31, 2008	$94	$6,004	$6,098	$(2,378)	$3,720
Incurred in the current year	—	(764)	(764)	299	(465)
Recognized as component of net periodic cost	(94)	(194)	(288)	112	(176)

Balance, December 31, 2009	—	5,046	5,046	(1,967)	3,079
Incurred in the current year	—	528	528	(206)	322
Recognized as component of net periodic cost	—	(153)	(153)	60	(93)

Balance, December 31, 2010	—	5,421	5,421	(2,113)	3,308
Incurred in the current year	—	3,897	3,897	(1,520)	2,377
Recognized as component of net periodic cost	—	(182)	(182)	71	(111)

Balance, December 31, 2011	$—	$9,136	$9,136	$(3,562)	$5,574

To be recognized as component of net periodic cost in 2012	$—	$345

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of adjustments related to foreign currency translation and the actuarial loss related to pension benefits. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2011	2010
Pension actuarial loss, net of tax	$5,574	$3,308
Foreign currency translation adjustment	484	423

Accumulated other comprehensive loss	$6,058	$3,731

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Compensation and Benefit Agreements, Continued

Components of net periodic cost for the years ended December 31 are shown below (in thousands):

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Cost (income) recognized during the year:
Interest cost	$872	$908	$944	$15	$16	$17
Expected return on plan assets	(1,016)	(940)	(798)	—	—	—
Amortization of loss	182	153	194	—	—	—
Curtailment	—	—	146	—	—	—

Net periodic cost	$38	$121	$486	$15	$16	$17

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Assumptions used in determining net periodic cost:
Discount rate	4.0%	5.25%	5.75%	4.0%	5.25%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	*	*	*

*	This plan does not have separate assets, as a result there is no actual or expected return on plan assets.

The discount rate used is based on an assumed portfolio of high quality bonds with cash flows matching the timing of expected benefit payments. The expected return on plan assets is based on the asset allocation mix and historical returns, taking into account current and expected market conditions. The actual returns on pension plan assets were approximately 0% in 2011, 12% in 2010, and 26% in 2009. The historical annualized ten-year rate of return on pension plan assets is approximately 5%.

The Company’s pension plan asset allocation at December 31, 2011 and 2010 and target allocation for 2012 are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Asset Category	2012	2011	2010
Equity securities - mutual funds	50%-60%	54%	57%
Debt securities - mutual funds	40%-50%	46%	43%

Total		100%	100%

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Compensation and Benefit Agreements, Continued

The Company expects to contribute approximately $1.0 million to the pension plan in 2012. The following benefit payments are expected to be paid from the plan over the next ten years (in thousands):

Year(s)	Pension Benefits	Other Benefits
2012	$1,132	$24
2013	1,107	25
2014	1,084	25
2015	1,119	25
2016	1,138	25
2017-2021	5,801	119

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

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets in active markets that the plan has the ability to access.

Level 2 - Inputs to the valuation methodology include:

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

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Compensation and Benefit Agreements, Continued

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - domestic mutual funds	$4,961	$—	$—	$4,961
Equity securities - international mutual funds	1,785	—	—	1,785
Debt securities - mutual funds	5,641	—	—	5,641

Total	$12,387	$—	$—	$12,387

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - domestic mutual funds	$5,450	$—	$—	$5,450
Equity securities - international mutual funds	1,924	—	—	1,924
Debt securities - mutual funds	5,495	—	—	5,495

Total	$12,869	$—	$—	$12,869

The Company has an employee retirement savings plan, which is classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer a portion of their annual compensation through pre-tax contributions.

For this plan, the Company matches 100% of the first 3% and 50% of the next 2% of an employee’s contributions, up to a maximum of 4% of the employee’s compensation. Matching contributions for the years ended December 31, 2011, 2010, and 2009 were $0.6 million, $0.6 million, and $0.5 million, respectively. The discretionary contributions to the employees’ 401(k) accounts for the years ended December 31, 2011, 2010 and 2009 were $0.1 million for each year.

Note 9. Significant Risks and Uncertainties

Concentrations of Credit Risk - Cash - At December 31, 2011 and 2010, the Company had $0.8 million and $4.3 million, respectively, in cash and money market accounts at financial institutions, which included amounts in excess of the federally insured limits.

Concentration of Credit Risk - Accounts Receivable - The Company has a relatively small number of key wholesalers that comprise a relatively significant portion of its total accounts receivable balance. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates customers’ creditworthiness to minimize potential credit risks associated with its accounts receivable. The Company has determined that there is no material accounts receivable credit risk exposure beyond the current allowance for uncollectible accounts in the consolidated financial statements.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Enterprise-wide Disclosures

The Company sells its products to two market categories, work and outdoor. The following table presents information about the Company’s net sales attributed to these two market categories (in thousands):

	Years Ended December 31,
Net sales:	2011	2010	2009
Work Market	$76,858	$94,751	$88,200
Outdoor Market	54,463	55,791	50,952

Total	$131,321	$150,542	$139,152

The following table presents information about the Company’s net sales by geography based on the location of the customer (in thousands):

	Years Ended December 31,
Net sales:	2011	2010	2009
United States	$121,671	$141,987	$131,897
Foreign Countries	9,650	8,555	7,255

Total	$131,321	$150,542	$139,152

Included in the Company’s consolidated balance sheets at December 31, 2011 and 2010 are the net assets located outside of the United States of approximately $4.2 million and $3.5 million, respectively. The net book value of long-lived assets located outside of the United States totaled $1.2 million and $0.7 million at December 31, 2011 and 2010, respectively.

The Company sells its products to a large number of customers in different markets across multiple product categories. One customer accounted for 9%, 21%, and 20% of total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 11. Acquisition

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

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Quarterly Selected Financial Data (Unaudited)

The following reflects the Company’s unaudited quarterly results of operations for 2011 and 2010 (in thousands except per share data):

	2011
	Q1	Q2	Q3	Q4
Net sales	$25,188	$27,056	$35,250	$43,827
Gross profit	10,437	10,410	13,992	16,397
Operating income (loss)	(947)	(193)	2,949	3,726
Income tax provision (benefit)	(422)	(121)	1,084	1,274
Net income (loss)	(650)	(185)	1,670	2,165

Basic income (loss) per common share	($0.10)	($0.03)	$0.26	$0.33
Diluted income (loss) per common share	($0.10)	($0.03)	$0.25	$0.33

	$25,181	$25,181	$25,181	$25,181
	2010
	Q1	Q2	Q3	Q4
Net sales	$34,227	$26,553	$37,682	$52,081
Gross profit	13,768	10,863	14,016	20,483
Operating income	2,731	195	2,054	6,450
Income tax provision	1,047	61	857	2,345
Net income	1,662	101	1,146	3,973

Basic income per common share	$0.26	$0.02	$0.18	$0.62
Diluted income per common share	$0.25	$0.02	$0.17	$0.60

Note 13. Cash Dividends

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

In 2011, the Company paid quarterly dividends of $0.8 million, or $0.125 per common share, totaling $3.3 million.

Note 14. Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update (ASU) that amends the presentation of comprehensive income in the financial statements. This ASU increases the prominence of comprehensive income in financial statements while eliminating the option in U.S. GAAP to present comprehensive income in the statement of changes in equity. Under this ASU, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. Upon adoption, we will be required to reclassify prior-period reported amounts for comprehensive income in accordance with the amended standards.

LACROSSE FOOTWEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Recent Accounting Pronouncements, Continued

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

Note 15. Subsequent Event

On February 2, 2012, the Company announced a first quarter cash dividend of twelve and one-half cents ($0.125) per share of common stock. This first quarter dividend will be paid on March 18, 2012 to shareholders of record as of the close of business on February 22, 2012. The total cash payment for this dividend will be approximately $0.8 million.