Form 10-Q
period 2012-03-31
LACROSSE FOOTWEAR INC
filed 2012-04-26
CIK 919443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock, $.01 par value, outstanding as of April 24, 2012: 6,509,562 shares

LACROSSE FOOTWEAR, INC.

Form 10-Q Index

PART I –FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011	March 26, 2011
Assets:
Current Assets:
Cash and cash equivalents (Note 2)	$402	$774	$527
Trade and other accounts receivable, less allowances of $464, $679, and $426, respectively	18,059	22,726	15,666
Inventories, net (Note 3)	43,070	48,648	46,869
Prepaid expenses and other	1,276	1,398	984
Deferred tax assets	1,711	1,771	1,675

Total current assets	64,518	75,317	65,721
Property and equipment, net of accumulated depreciation of $15,995, $15,092, and $12,675, respectively	16,353	16,143	16,000
Goodwill	10,753	10,753	10,753
Other assets	271	222	243

Total assets	$91,895	$102,435	$92,717

Liabilities and Shareholders’ Equity:
Current Liabilities:
Short-term borrowings (Notes 2 and 6)	$8,643	$16,869	$6,247
Accounts payable	6,593	7,463	10,553
Accrued compensation	1,977	1,789	1,301
Product warranty and other accruals (Note 4)	1,640	2,939	1,994

Total current liabilities	18,853	29,060	20,095
Long-term debt	107	138	225
Deferred revenue	565	550	548
Deferred lease obligations	923	895	813
Compensation and benefits (Note 8)	6,981	7,214	4,146
Deferred tax liabilities	1,189	1,450	3,053

Total liabilities	28,618	39,307	28,880

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	31,830	31,600	31,122
Accumulated other comprehensive loss (Note 9)	(5,906)	(6,058)	(3,640)
Retained earnings (Note 11)	38,284	38,538	37,327
Less cost of 208,065, 213,003 and 217,759 shares of treasury stock, respectively	(998)	(1,019)	(1,039)

Total shareholders’ equity	63,277	63,128	63,837

Total liabilities and shareholders’ equity	$91,895	$102,435	$92,717

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31, 2012	March 26, 2011
Net sales	$33,285	$25,188
Cost of goods sold	20,654	14,751

Gross profit	12,631	10,437
Selling and administrative expenses	11,577	11,384

Operating income (loss)	1,054	(947)
Non-operating expense, net	(123)	(125)

Income (loss) before income taxes	931	(1,072)
Income tax provision (benefit) (Note 5)	371	(422)

Net income (loss)	$560	$(650)

Net income (loss) per common share (Note 1):
Basic	$0.09	$(0.10)
Diluted	$0.08	$(0.10)

Weighted average number of common shares outstanding:
Basic	6,508	6,485
Diluted	6,608	6,485
Other comprehensive income (Note 9)
Foreign currency translation gain	152	91

Other comprehensive income	152	91

Comprehensive income (loss)	$712	$(559)

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Quarter Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net income (loss)	$560	$(650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	945	883
Stock-based compensation expense (Note 7)	201	257
Deferred income taxes	(200)	260
Loss on disposal of property and equipment	—	74
Changes in operating assets and liabilities:
Trade and other accounts receivable	4,684	7,190
Inventories	5,669	(6,724)
Accounts payable	(798)	(5,993)
Accrued expenses and other	(1,263)	(4,163)

Net cash provided by (used in) operating activities	9,798	(8,866)

Cash flows from investing activities:
Purchases of property and equipment	(1,243)	(791)

Cash flows from financing activities:
Net proceeds from (reductions in) short-term borrowings (Note 2)	(8,226)	6,247
Cash dividends paid	(814)	(812)
Proceeds from exercise of stock options	53	451

Net cash provided by (used in) financing activities	(8,987)	5,886

Effect of foreign currency exchange rate changes on cash and cash equivalents	60	24

Net decrease in cash and cash equivalents	(372)	(3,747)
Cash and cash equivalents:
Beginning of period	774	4,274

End of period	$402	$527

Supplemental information:
Cash payments for income taxes	$1,546	$870
Cash payments for interest	$86	$7

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

Note 1. Interim Financial Reporting

Basis of Presentation – LaCrosse Footwear, Inc. (NASDAQ: BOOT) is referred to as “we,” “us,” or “our” in this report. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and comprehensive income, and cash flows for the periods presented.

These unaudited condensed consolidated financial statements include the accounts of LaCrosse Footwear, Inc., and our wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Net Income (Loss) per Common Share – We present our net income (loss) on a per share basis for both basic and diluted common shares. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net income (loss) per common share calculation assumes all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. For the quarter ended March 26, 2011, common stock equivalents of 176,000 shares were excluded from the calculation of diluted weighted average shares outstanding as their inclusion would have been anti-dilutive given the net loss for the period. A reconciliation of the shares used in the basic and diluted net income (loss) per common share is as follows (in thousands):

	Quarter Ended
	March 31, 2012	March 26, 2011
Basic weighted average shares outstanding	6,508	6,485
Dilutive stock options	100	—

Diluted weighted average shares outstanding	6,608	6,485

Note 2. Fair Value of Financial Instruments

Cash and cash equivalents at March 31, 2012, December 31, 2011, and March 26, 2011 were $0.4 million, $0.8 million, and $0.5 million respectively. Short-term borrowings on the line of credit at March 31, 2012, December 31, 2011, and March 26, 2011 were $8.6 million, $16.9 and $6.2 million; respectively. We have categorized our cash and cash equivalents and short-term borrowings as Level 1 financial instruments, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the first quarter of 2012. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at March 31, 2012.

Note 3. Inventories

A summary of inventories is presented below (in thousands):

	March 31, 2012	December 31, 2011	March 26, 2011
Raw materials	$3,363	$4,893	$7,644
Work in process	550	650	567
Finished goods	39,678	43,714	39,165

Subtotal	43,591	49,257	47,376
Less: provision for obsolete and slow-moving inventories	(521)	(609)	(507)

Total	$43,070	$48,648	$46,869

Note 4. Product Warranty

We provide a limited warranty for the replacement of defective products for a specified time period after sale. We estimate the costs that may be incurred under the limited warranty and record a liability in the amount of such anticipated costs at the time product revenue is recognized. Factors that affect our warranty liability include sales volumes along with historical and anticipated future rates of warranty claims.

Changes in the accrued product warranty costs during the quarters ended March 31, 2012 and March 26, 2011 are summarized as follows (in thousands):

	Quarter Ended
	March 31, 2012	March 26, 2011
Balance, beginning of period	$1,263	$1,588
Accruals for products sold	792	756
Warranty claims	(834)	(773)

Balance, end of period	$1,221	$1,571

Note 5. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction. The effective tax rates for the quarters ended March 31, 2012 and March 26, 2011 were 39.8% and 39.4%, respectively. The net increase in our first quarter 2012 effective tax rate from the first quarter of 2011 is primarily due to the impact of the expiration of the federal research and experimentation tax credit as of December 31, 2011.

We file a consolidated U.S. federal income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending upon the jurisdiction. We have concluded tax examinations for U.S. federal and Oregon state filings through the tax years ended December 31, 2007 and December 31, 2006, respectively. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities other than Oregon for years prior to the 2006 and 2007 tax years. We are not subject to foreign tax examinations prior to the year ended December 31, 2008.

Note 6. Financing Arrangements

On December 22, 2011, we entered into a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A, which expires May 1, 2015, unless renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $22.5 million and from June 1 to December 31, the total available is $35 million. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.2% on the unused balance. The line of credit agreement contains financial covenants as well as restrictions on annual dividends and capital expenditures. There are no borrowing base limitations under the credit agreement. We are in compliance with all covenants as of March 31, 2012. At March 31, 2012, December 31, 2011 and March 26, 2011 we had outstanding balances on the line of credit of $8.6 million, $16.9 million and $6.2 million, respectively.

Note 7. Share-Based Compensation

We recognized $0.2 million and $0.3 million of share-based compensation expense in the quarters ended March 31, 2012 and March 26, 2011, respectively. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant is affected by assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the expected term of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected term of the stock options granted. The expected volatility, term of options and dividend yield are based on historical experience.

The following table includes the assumptions we used in determining the fair value of stock options, the resulting weighted average fair value of options granted, and estimated forfeiture rates:

	Quarters Ended
	March 31, 2012	March 26, 2011
Expected dividend yield	3.9%	3.2%
Expected stock price volatility	52%	51%
Risk-free interest rate	0.8%	1.7%
Expected term of options	4.4 years	4.4 years
Estimated forfeiture rate	13%	13%

Weighted average fair value of options granted	$3.97	$5.57

The following table represents stock option activity for the quarter ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at beginning of period	887,699	$12.80
Granted	177,300	12.79
Exercised	(4,938)	10.13
Canceled	(28,348)	14.17

Outstanding options at end of period	1,031,713	12.77	4.0 years

Outstanding exercisable at end of period	635,792	12.07	2.8 years

At March 31, 2012, the aggregate intrinsic value of options outstanding was $1.3 million, and the aggregate intrinsic value of exercisable options was $1.2 million. The intrinsic value of options exercised during the quarter ended March 31, 2012 was less than $0.1 million.

Note 8. Compensation and Benefit Plans

We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit post-retirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended:		Quarter Ended:
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Cost (income) recognized during the quarter:
Interest cost	$188	$218	$3	$4
Expected return on plan assets	(245)	(254)	—	—
Amortization of prior loss	86	45	—	—

Net periodic pension cost	$29	$9	$3	$4

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011	March 26, 2011
Pension Plan	$6,718	$6,954	$3,874
Other Plan	263	260	272

Total compensation and benefits	$6,981	$7,214	$4,146

We contributed $0.3 million to our defined benefit pension plan during the first quarter of 2012 and anticipate contributing an additional $0.8 million during the remainder of 2012.

Note 9. Comprehensive Income (Loss)

Comprehensive Income (Loss): Comprehensive income (loss) represents net income (loss) plus revenue, expenses, gains and losses that are specifically excluded from net income (loss) and recognized directly as a component of shareholders’ equity. Comprehensive income (loss) is presented on the Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited).

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments related to foreign currency translation and liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2012	December 31, 2011	March 26, 2011
Pension actuarial loss, net of tax	$(5,574)	$(5,574)	$(3,308)
Foreign currency translation adjustment	(332)	(484)	(332)

Accumulated other comprehensive loss	$(5,906)	$(6,058)	$(3,640)

Note 10. Recent Accounting Pronouncements

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) that amends the presentation of comprehensive income in the financial statements. This ASU increases the prominence of comprehensive income in financial statements while eliminating the option in U.S. GAAP to present comprehensive income in the statement of changes in shareholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. We have adopted this ASU in the current year by presenting the comparative components of comprehensive income within our Condensed Consolidated Statements of Operations (unaudited).

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted. We do not expect that adoption of this accounting standard will have a material impact on our financial statements.

Note 11. Subsequent Event

On April 26, 2012, we announced a second quarter cash dividend of twelve and one-half cents ($0.125) per share of our common stock. This dividend will be paid on June 18, 2012 to shareholders of record as of the close of business on May 22, 2012. The total cash payment for this dividend will be approximately $0.8 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events and typically address our expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other terms of similar meaning, typically identify such forward-looking statements. We assume no obligation to update or revise any forward-looking statements to reflect the occurrence or non-occurrence of future events or circumstances.

The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements of our expectations related to demand for our footwear products, our seasonal demand being stronger in the second half of the year, the impact of weather on our sales performance, future sales volumes with the U.S. government, future cash dividend policies, capital expenditure plans for the balance of 2012, and the adequacy of our existing resources and anticipated cash flows from operations to satisfy our future working capital needs. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors, including without limitation, economic, competitive and governmental factors outside of our control. For more information concerning these factors and other risks and uncertainties that could materially affect our results of operations, please refer to Part I, Item 1A—Risk Factors, of our 2011 Annual Report on Form 10-K, as may be supplemented or amended in our 2012 quarterly reports on Form 10-Q, which information is incorporated herein by reference.

Overview

Our mission is to maximize the work and outdoor experience for our consumers. To achieve this, we design, develop, manufacture, and market premium-quality, high-performance footwear, supported by compelling marketing and superior customer service. Our trusted DANNER® and LACROSSE® brands are sold through four channels of distribution: (1) wholesale, (2) government, (3) direct, and (4) international. We focus on two types of consumers for our footwear lines: work and outdoor. Work consumers include people in military services, law enforcement, transportation, mining, oil and gas exploration and extraction, construction, and other occupations that require high-performance and protective footwear as a critical tool for the job. Outdoor consumers include people active in hunting, outdoor cross-training, hiking, and other outdoor recreational activities as well as urban consumers attracted to footwear reflecting an outdoor lifestyle.

Weather, especially in the fall and winter, has recently been, and will likely continue to be, a significant contributing factor impacting our financial performance. Also, our sales are typically higher in the second half of the year due to stronger demand for our cold and wet weather outdoor product offerings. We augment these offerings by infusing innovative technology into all product categories with the intent to create additional demand in all four quarters of the year. Our overall sales performance continues to be driven by the success of our new product lines, our ability to meet at-once demand, and our ability to diversify and strengthen our portfolio of sales channels.

We have experienced, and may continue to experience, significant fluctuations in our quarterly revenue performance due to the timing and volume of orders for U.S. government contract purchases. Future U.S. government sales are dependent upon a wide range of factors, some of which are outside our control, including the U.S. government’s policies regarding troop deployments in global regions requiring our specialized footwear, our ability to meet aggressive delivery schedules and increased competition from other footwear suppliers.

Results of Operations

The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(in thousands)	Quarter Ended
	March 31, 2012	March 26, 2011	% Change
Net Sales	$33,285	$25,188	32%
Gross Profit	12,631	10,437	21%
Gross Margin %	37.9%	41.4%	(350 bps )
Selling and Administrative Expenses	11,577	11,384	2%
% of Net Sales	34.8%	45.2%	(1040 bps )
Non-Operating Expense, net	(123)	(125)	(2%)
Income (Loss) Before Income Taxes	931	(1,072)	(187%)
Income Tax Provision (Benefit)	371	(422)	(188%)
Net Income (Loss)	560	(650)	(186%)
Trade and other accounts receivable, net	18,059	15,666	15%
Inventories, net	43,070	46,869	(8%)

Quarter Ended March 31, 2012 Compared to Quarter Ended March 26, 2011:

Net Sales: Net sales for the first quarter of 2012 increased 32%, to $33.3 million, from $25.2 million in the same period of 2011. Our first quarter 2012 sales results benefitted from our fiscal calendar which provided four additional business days compared to the first quarter of 2011.

Sales to the work market were $24.0 million for the first quarter of 2012, up 50% from $16.1 million for the same period of 2011. The growth in work market sales was primarily due to an increase in military contract sales. Excluding the Company’s contract military and discontinued work apparel sales, core work sales in the first quarter of 2012 increased 9% from the same period in 2011. Sales to the outdoor market were $9.3 million for the first quarter of 2012, up 2% from $9.1 million for the same period in 2011. The growth in the outdoor market reflects increased sales of our outdoor rubber products partially offset by lower sales of cold weather products.

Gross Margin: Gross margin for the first quarter of 2012 was 37.9% of net sales, compared to 41.4% in the same period of 2011. The decrease in gross margin of 350 basis points was attributable to an increase in military contract sales to the U.S. Government (220 bps), increased volume of close out sales (50 bps) and other items (80 bps).

Selling and Administrative Expenses: Selling and administrative expenses in the first quarter of 2012 increased 2%, to $11.6 million from $11.4 million in the same period of 2011. The increase in selling and administrative expenses primarily relates to investments in product development ($0.3 million) partially offset by reduced marketing expense and other items ($0.1 million).

Income Tax Provision: We recognized income tax expense at an effective rate of 39.8% for the first quarter of 2012 compared to an income tax benefit at rate of 39.4% in the same period of 2011. The increase in our first quarter 2012 effective tax rate from the first quarter of 2011 is primarily due to the impact of the expiration of the federal research and experimentation tax credit as of December 31, 2011.

Net Income (Loss): Net income for the first quarter of 2012 was $0.6 million, or $0.08 diluted net income per common share, compared to net loss of $0.7 million, or $0.10 diluted net loss per common share in the same period of 2011. The increase in net income of $1.2 million was attributable to the net sales, gross profit, expense, and tax rate changes discussed above.

Trade and Other Accounts Receivable, Net: Trade and other accounts receivable were $18.1 million at the end of the first quarter of 2012, up $2.4 million, or 15%, from $15.7 million in the first quarter of 2011 primarily due to higher first quarter net sales in 2012.

Inventories, Net: Inventories decreased $3.8 million from the first quarter of 2011 to $43.1 million at the first quarter of 2012. The reduction in inventories was primarily due to a $4.4 million reduction to raw materials related to the completion during the first quarter of 2012 of a previously announced large contract military order.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We have historically funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. During 2011, we utilized our bank line of credit to fund working capital requirements, which were primarily directed to increased inventory levels. However, in the first quarter of 2012, we generated $9.8 million of working capital from operations as we reduced our inventory levels during the quarter by $5.6 million.

Working capital requirements in our historical business cycles are generally the lowest in the first quarter and the highest during the third quarter. We believe that our anticipated future cash flows from operations and our existing line of credit will be sufficient to satisfy our working capital needs for the foreseeable future.

Operating Activities: Cash provided by operating activities was $9.8 million for the first quarter of 2012 compared to cash used in operating activities of $8.9 million during the same period of 2011. The cash provided by operations was primarily related to decreases in our inventories and accounts receivable. The decrease in inventories in the first quarter of 2012 is primarily attributable to our normal seasonal business cycle, sales of close-outs during the quarter and utilization of raw materials associated with the completion during the quarter of a previously announced large contract military order. The decrease in accounts receivable is also due to the normal business cycle.

Investing Activities: Cash used in investing activities, which relates exclusively to capital expenditures, was $1.2 million and $0.8 million in the first quarter of 2012 and 2011, respectively. The increase in capital expenditures includes capitalized costs associated with our project to upgrade our internal financial and operational business systems. We expect total 2012 capital expenditures to be approximately $5.5 million.

Financing Activities: Cash used in financing activities was $9.0 million for the first quarter of 2012 compared to $5.9 million provided by financing activities during the same period of 2011. Cash used in financing activities for the first quarter of 2012 was primarily attributable to reductions in borrowings outstanding under our line of credit of $8.2 million and payment of a $0.8 million cash dividend. Cash provided by financing activities for the first quarter of 2011 was primarily attributable to $6.2 million of borrowings on our line of credit, which was partially offset by a payment of a $0.8 million cash dividend.

We are in compliance with all covenants as of March 31, 2012. At March 31, 2012, December 31, 2011 and March 26, 2011 we had outstanding balances on the line of credit of $8.6 million, $16.9 million and $6.2 million, respectively.

A summary of our contractual cash obligations at March 31, 2012 is as follows (in thousands):

	Payments due by year:
Contractual Obligations	Total	Remaining in 2012	2013	2014	2015	2016	Thereafter
Operating leases (1)	$15,250	$1,977	$2,652	$2,713	$2,642	$1,795	$3,471

Product purchase obligations (2)	11,958	11,958	—	—	—	—	—

Pension contributions (3)	795	795	—	—	—	—	—

(1)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our leased facilities.

(2)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts are recognized at the time such losses are incurred.

(3)	Pension obligations reflect only anticipated pension contributions for the remainder of 2012. Required contributions are calculated on an annual basis and required funding beyond 2012 has not yet been determined.

At March 31, 2012 and March 26, 2011, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $5.6 million and $3.3 million as of March 31, 2012 and March 26, 2011, respectively. We contributed $0.3 million to our defined benefit pension plan during the first quarter of 2012 and anticipate contributing an additional $0.8 million during the remainder of 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these critical accounting policies since December 31, 2011. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our disclosures regarding market risk since December 31, 2011. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011 for further sensitivity analysis regarding our market risk related to interest rates, pension liability and foreign currencies.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.	Risk Factors

There has been no material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	The following financial statements from LaCrosse Footwear, Inc.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Interim Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC. (Registrant)

Date:	April 26, 2012	By:	/s/ Joseph P. Schneider
Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2012	By:	/s/ David P. Carlson
David P. Carlson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)