Form 10-Q
period 2012-06-30
LACROSSE FOOTWEAR INC
filed 2012-07-30
CIK 919443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock, $.01 par value, outstanding as of July 26, 2012: 6,510,949 shares

LACROSSE FOOTWEAR, INC.

Form 10-Q Index

			Page
PART I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and June 25, 2011 (Unaudited) and December 31, 2011	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and first half years ended June 30, 2012 and June 25, 2011	4

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the first half years ended June 30, 2012 and June 25, 2011	5

		Notes to Interim Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	16

Signatures			17

PART I –FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011	June 25, 2011
Assets:
Current Assets:
Cash and cash equivalents (Note 2)	$1,026	$774	$622
Trade and other accounts receivable, less allowances of $431, $679, and $474, respectively	17,569	22,726	15,358
Inventories, net (Note 3)	43,717	48,648	53,400
Prepaid expenses and other	1,379	1,398	1,156
Deferred tax assets	1,738	1,771	1,754

Total current assets	$65,429	$75,317	$72,290
Property and equipment, net of accumulated depreciation of $16,547, $15,092, and $13,405, respectively	16,672	16,143	16,002
Goodwill	10,753	10,753	10,753
Other assets	271	222	235

Total assets	$93,125	$102,435	$99,280

Liabilities and Shareholders’ Equity:
Current Liabilities:
Short-term borrowings (Notes 2 and 6)	$8,784	$16,869	$13,404
Accounts payable	10,930	7,463	10,470
Accrued compensation	1,300	1,789	1,806
Product warranty and other accruals (Note 4)	1,645	2,939	1,928

Total current liabilities	22,659	29,060	27,608
Long-term debt	78	138	201
Deferred revenue	578	550	549
Deferred lease obligations	947	895	811
Compensation and benefits (Note 8)	6,749	7,214	3,939
Deferred tax liabilities	902	1,450	3,142

Total liabilities	31,913	39,307	36,250

Shareholders’ Equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 6,717,627 shares	67	67	67
Additional paid-in capital	31,972	31,600	31,288
Accumulated other comprehensive loss (Note 10)	(6,072)	(6,058)	(3,624)
Retained earnings	36,242	38,538	36,329
Less cost of 207,878, 213,003 and 215,784 shares of treasury stock, respectively	(997)	(1,019)	(1,030)

Total shareholders’ equity	61,212	63,128	63,030

Total liabilities and shareholders’ equity	$93,125	$102,435	$99,280

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)	Quarter Ended		First Half Year Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$24,409	$27,056	$57,694	$52,244
Cost of goods sold	15,371	16,646	36,025	31,397

Gross profit	9,038	10,410	21,669	20,847
Selling and administrative expenses (Note 11)	10,712	10,603	22,289	21,987

Operating loss	(1,674)	(193)	(620)	(1,140)
Non-operating expenses, net	(121)	(113)	(244)	(238)

Loss before income taxes	(1,795)	(306)	(864)	(1,378)
Income tax benefit (Note 5)	(564)	(121)	(193)	(543)

Net loss	$(1,231)	$(185)	$(671)	$(835)

Net loss per common share (Note 1):
Basic	$(0.19)	$(0.03)	$(0.10)	$(0.13)
Diluted	$(0.19)	$(0.03)	$(0.10)	$(0.13)
Weighted average number of common shares outstanding:
Basic	6,510	6,501	6,509	6,493
Diluted	6,510	6,501	6,509	6,493
Other comprehensive income (loss) (Note 9)
Foreign currency translation gain (loss)	(166)	16	(14)	107

Other comprehensive income (loss)	(166)	16	(14)	107

Comprehensive loss	$(1,397)	$(169)	$(685)	$(728)

See notes to interim unaudited condensed consolidated financial statements.

LACROSSE FOOTWEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	First Half Year Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net loss	$(671)	$(835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,888	1,783
Stock-based compensation expense (Note 7)	342	404
Deferred income taxes	(516)	270
Loss on disposal of property and equipment	49	97
Changes in operating assets and liabilities:
Trade and other accounts receivable	5,152	7,503
Inventories	4,840	(13,242)
Accounts payable	3,360	(5,791)
Accrued expenses and other	(2,234)	(4,073)

Net cash provided by (used in) operating activities	12,210	(13,884)

Cash flows from investing activities:
Purchases of property and equipment	(2,380)	(2,048)

Cash flows from financing activities:
Net proceeds from (reductions in) short-term borrowings (Note 6)	(8,085)	13,404
Cash dividends paid	(1,627)	(1,625)
Proceeds from exercise of stock options	54	480

Net cash provided by (used in) financing activities	(9,658)	12,259

Effect of foreign currency exchange rate changes on cash and cash equivalents	80	21

Net increase (decrease) in cash and cash equivalents	252	(3,652)
Cash and cash equivalents:
Beginning of period	774	4,274

End of period	$1,026	$622

Supplemental information:
Cash payments for income taxes	$2,343	$1,335
Cash payments for interest	126	53

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

We report our quarterly interim financial information based on 13-week periods. The nature of the 13-week calendar requires that the first three quarters end on a Saturday and the year ends on December 31. As a result, every first quarter and every fourth quarter have a different number of days than in the prior year’s quarters. The results of the interim periods are not necessarily indicative of the results for the full year. Historically, our net sales and our operating income have been more heavily weighted to the second half of the year.

Use of Estimates – We are required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues, and expenses we have reported, and our disclosure of any contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

Net Loss per Common Share – We present our net loss on a per share basis for both basic and diluted common shares. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. The diluted net loss per common share calculation assumes all stock options were exercised and converted into common stock at the beginning of the period, unless their effect would be anti-dilutive. For the quarter and first half year ended June 30, 2012, no common stock equivalents were included in the calculation of diluted weighted average shares outstanding as their inclusion would have been anti-dilutive given the net loss for the periods. A reconciliation of the shares used in the basic and diluted net loss per common share is as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Basic weighted average shares outstanding	6,510	6,501	6,509	6,493
Dilutive stock options	—	—	—	—

Diluted weighted average shares outstanding	6,510	6,501	6,509	6,493

Note 2. Fair Value of Financial Instruments

Cash and cash equivalents at June 30, 2012, December 31, 2011, and June 25, 2011 were $1.0 million, $0.8 million, and $0.6 million respectively. Short-term borrowings on the line of credit at June 30, 2012, December 31, 2011, and June 25, 2011 were $8.8 million, $16.9 million and $13.4 million, respectively. We have categorized our cash and cash equivalents and short-term borrowings as Level 1 financial instruments, measured at fair value based on quoted prices in active markets of identical assets. We did not have any transfers between the fair value hierarchy during the any of the periods presented. We do not have any additional financial assets or liabilities that were measured at fair value on a recurring basis at June 30, 2012.

Note 3. Inventories

A summary of inventories is presented below (in thousands):

	June 30, 2012	December 31, 2011	June 25, 2011
Raw materials	$3,812	$4,893	$6,641
Work in process	473	650	626
Finished goods	40,172	43,714	46,859

Subtotal	44,457	49,257	54,126
Less: provision for obsolete and slow-moving inventories	(740)	(609)	(726)

Total	$43,717	$48,648	$53,400

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

Changes in the accrued product warranty costs during the quarters and first half years ended June 30, 2012 and June 25, 2011 are summarized as follows (in thousands):

	Quarter Ended		First Half Year Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Balance, beginning of period	$1,221	$1,571	$1,263	$1,588
Accruals for products sold	720	714	1,512	1,470
Warranty claims	(624)	(722)	(1,458)	(1,495)

Balance, end of period	$1,317	$1,563	$1,317	$1,563

Note 5. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision (benefit) based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction. The effective tax rates for the quarters ended June 30, 2012 and June 25, 2011 were 31.4% and 39.5%, respectively. The year to date effective tax rates for the first half years ended June 30, 2012 and June 25, 2011 were 22.3% and 39.4%, respectively.

The net decrease in the year-to-date effective tax rate in 2012 is due to certain nondeductible transaction costs incurred during the period related to the pending sale of the Company as further described in Note 11 below, combined with the expiration of the federal research and experimentation tax credit as of December 31, 2011. Absent the non-deductible transaction costs, the effective tax rate for the quarter and year-to-date ended June 30, 2012 would have been 39.9%.

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

Note 6. Financing Arrangements

On December 22, 2011, we entered into a 3-year extension of our previous line of credit agreement with Wells Fargo Bank, N.A, which expires May 1, 2015, unless renewed. Amounts borrowed under the agreement are secured by substantially all of our assets. The maximum aggregate principal amount of borrowings allowed from January 1 to May 31 is $22.5 million and from June 1 to December 31, the total available is $35 million. The credit agreement provides for an interest rate of LIBOR plus 1.75% and an annual commitment fee of 0.2% on the unused balance. The line of credit agreement contains financial covenants as well as restrictions on annual dividends and capital expenditures. The financial covenants require that (i) our tangible net worth be greater than $45.0 million plus 25% of quarterly net income since September 25, 2011; (ii) total liabilities divided by tangible net worth be greater than 1.5; (iii) net income after tax cannot be less than one dollar for any trailing four quarters; and (iv) our current ratio cannot be less than 1.75 at the end of each fiscal quarter. There are no borrowing base limitations under the credit agreement. We were in compliance with all covenants as of June 30, 2012.

Note 7. Share-Based Compensation

We recognized $0.1 million of share-based compensation expense in each of the quarters ended June 30, 2012 and June 25, 2011. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant is affected by assumptions regarding certain variables. These variables include, but are not limited to, our expected dividend yield, our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the expected term of the options. The anticipated risk-free interest rate is based on treasury instruments whose terms are consistent with the expected term of the stock options granted. The expected volatility, term of options and dividend yield are based on historical experience.

The following table includes the assumptions we used in determining the fair value of stock options, the resulting weighted average fair value of options granted, and estimated forfeiture rates:

	First Half Year Ended
	June 30, 2012	June 25, 2011
Expected dividend yield	3.9%	3.2%
Expected stock price volatility	52%	51%
Risk-free interest rate	0.8%	1.7%
Expected term of options	4.4 years	4.4 years
Estimated forfeiture rate	13%	13%
Weighted average fair value of options granted	$3.97	$5.56

The following table represents stock option activity for the quarter ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at beginning of period	1,031,713	$12.77
Granted	3,750	12.90
Exercised	(187)	7.75
Canceled	(20,400)	13.61

Outstanding options at end of period	1,014,876	12.75	3.7 years

Outstanding exercisable options at end of period	636,850	12.06	2.6 years

At June 30, 2012, the aggregate intrinsic value of options outstanding was $0.6 million, and the aggregate intrinsic value of exercisable options was $0.6 million. The intrinsic value of options exercised during the quarter ended June 30, 2012 was less than $0.1 million.

Note 8. Compensation and Benefit Plans

We have a defined benefit pension plan covering eligible past employees and less than 1% of current employees. We also sponsor an unfunded defined benefit post-retirement death benefit plan that covers eligible past employees. Information regarding these two plans is presented below (in thousands).

	Pension Plan		Other Plan
	Quarter Ended		Quarter Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Cost (income) recognized during the quarter:
Interest cost	$188	$218	$3	$4
Expected return on plan assets	(245)	(254)	—	—
Amortization of prior loss	86	46	—	—

Net periodic pension cost	$29	$10	$3	$4

	Pension Plan		Other Plan
	First Half Year Ended		First Half Year Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Cost (income) recognized during the first half year:
Interest cost	$376	$436	$6	$8
Expected return on plan assets	(490)	(508)	—	—
Amortization of prior loss	173	91	—	—

Net periodic pension cost	$59	$19	$6	$8

The following is a reconciliation to the compensation and benefits financial statement line item on the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011	June 25, 2011
Pension Plan	$6,482	$6,954	$3,662
Other Plan	267	260	277

Total compensation and benefits	$6,749	$7,214	$3,939

We contributed $0.5 million to our defined benefit pension plan during the first half of 2012 and anticipate contributing an additional $0.2 million during the remainder of 2012.

Note 9. Comprehensive Loss

Comprehensive Loss: Comprehensive loss represents net loss plus revenue, expenses, gains and losses that are specifically excluded from net loss and recognized directly as a component of shareholders’ equity. Comprehensive loss is presented on the Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited).

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss reported on our condensed consolidated balance sheets consists of adjustments relating to foreign currency translation and liabilities for pension benefits. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2012	December 31, 2011	June 25, 2011
Pension actuarial loss, net of tax	$(5,574)	$(5,574)	$(3,308)
Foreign currency translation adjustment	(498)	(484)	(316)

Accumulated other comprehensive loss	$(6,072)	$(6,058)	$(3,624)

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

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted. The adoption of this accounting standard did not have a material impact on our financial statements.

Note 11. Subsequent Events

On July 5, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ABC-MART, INC., a corporation formed under the laws of Japan and XYZ Merger Sub, Inc. (“Purchaser”), a Wisconsin corporation and a wholly owned subsidiary of ABC-MART, INC. Pursuant to the terms of the Merger Agreement, a cash tender offer was commenced by Purchaser on July 19, 2012 and will be open until 12:00 midnight, New York City time, on August 15, 2012, unless otherwise extended. During the second quarter of 2012 we incurred $0.5 million of costs related to the transaction. These transaction costs appear in selling and administrative costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for 2012 and are included in cash flows from operations in the Condensed Consolidated Statement of Cash Flows (unaudited) for 2012.

On July 26, 2012, we executed a Manufacturer Supply Agreement with Atlantic Diving Supply, Inc. d/b/a ADS, Inc. Under the contract we are committed to supplying Danner’s USMC Rugged All-Terrain (RAT) Hot Weather and Temperate boots, representing revenues of up to $29.1 million, pursuant to purchase orders to be submitted from time to time by ADS. ADS submitted a purchase order on July 26, 2012, calling for delivery of the full order over the next four quarters.

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

On July 5, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ABC-MART, INC., a corporation formed under the laws of Japan, and XYZ Merger Sub, Inc. (“Purchaser”), a Wisconsin corporation and a wholly owned subsidiary of ABC-MART, INC. Pursuant to the terms of the Merger Agreement, a cash tender offer was commenced by Purchaser on July 19, 2012 and will be open until 12:00 midnight, New York City time, on August 15, 2012, unless otherwise extended.

Results of Operations

The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements and the notes thereto. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(dollars in thousands)

	Quarter Ended			First Half Year Ended
	June 30, 2012	June 25, 2011	% Change	June 30, 2012	June 25, 2011	% Change
Net Sales	$24,409	$27,056	(10%)	$57,694	$52,244	10%
Gross Profit	9,038	10,410	(13%)	21,669	20,847	4%
Gross Margin %	37.0%	38.5%	(150 bps )	37.6%	39.9%	(230 bps )
Selling and Administrative Expenses	10,712	10,603	1%	22,289	21,987	1%
% of Net Sales	43.9%	39.2%	470 bps	38.6%	42.1%	(350 bps )
Non-Operating Expense, net	(121)	(113)	7%	(244)	(238)	3%
Loss Before Income Taxes	(1,795)	(306)	487%	(864)	(1,378)	(37%)
Income Tax Benefit	(564)	(121)	366%	(193)	(543)	(64%)
Net Loss	(1,231)	(185)	565%	(671)	(835)	(20%)

Trade and other accounts receivable, net	17,569	15,358	14%
Inventories, net	43,717	53,400	(18%)

Quarter Ended June 30, 2012 Compared to Quarter Ended June 25, 2011:

Net Sales: Net sales for the second quarter of 2012 decreased $2.7 million, or 10%, to $24.4 million, from $27.1 million in the same period of 2011. Sales to the work market were $15.2 million for the second quarter of 2012, down $2.4 million, or 14%, from $17.6 million in the same period of 2011. The decline in work market sales is primarily due to a $2.4 million decrease in military contract sales. Excluding military contract and the work apparel sales (of approximately $0.2 million), work sales in the second quarter of 2012 increased 2% to $15.2 million from $15.0 million in the same period in 2011. Sales to the outdoor market were $9.2 million for the second quarter of 2012, down $0.2 million, or 3%, from $9.4 million in the same period of 2011. The quarterly decrease in outdoor sales was primarily driven by lower sales of our hunting product offerings ($1.2 million), offset by increases in outdoor product offerings ($1.0 million).

Gross Margin: Gross margin for the second quarter of 2012 was 37.0% of net sales, compared to 38.5% in the same period of 2011. The decrease in gross margin of 150 bps was primarily attributable to higher volumes of discounts on certain rubber hunting styles (190 bps) and other items (50 bps), partially offset by lower sales and margins on military products (50 bps) and improvements in the impact of close-out sales (40 bps).

Selling and Administrative Expenses: Selling and administrative expenses in the second quarter of 2012 increased 1%, to $10.7 million from $10.6 million in the same period of 2011. The increase in selling and administrative expenses primarily relates to transaction-related costs from the pending sale of the Company to ABC-MART, INC. ($0.5 million) and costs related to product development initiatives ($0.3 million), partially offset by a reduction in general and administration costs ($0.5 million) and other items ($0.2 million).

Income Tax Benefit: We recognized an income tax benefit at an effective rate of 31.4% for the second quarter of 2012 compared to an income tax benefit at rate of 39.5% in the same period of 2011. The decrease in our second quarter 2012 effective tax rate from the second quarter of 2011 is primarily related to certain nondeductible transaction costs incurred during the period related to the pending sale of the Company to ABC-MART, INC., combined with the expiration of the federal research and experimentation tax credit as of December 31, 2011.

Net Loss: Net loss for the second quarter of 2012 was $1.2 million, or $0.19 diluted net loss per common share, compared to net loss of $0.2 million, or $0.03 diluted net loss per common share in the same period of 2011. The increase in net loss of $1.0 million was attributable to the net sales, gross profit, expense, and tax rate changes discussed above.

Trade and Other Accounts Receivable, Net: Trade and other accounts receivable were $17.6 million at the end of the second quarter of 2012, up $2.2 million, or 14%, from $15.4 million in the second quarter of 2011, primarily due to lower sales to the U.S. military in the second quarter of 2012, which generally pays invoices at a faster rate than non-governmental customers.

Inventories, Net: Inventories decreased $9.7 million from the second quarter of 2011 to $43.7 million. The reduction in inventories primarily relates to reduced levels of core rubber styles and reduced raw materials.

First Half of 2012 Compared to First Half 2011:

Net Sales: Net sales for the first half of 2012 increased 10%, to $57.7 million, from $52.2 million in the same period of 2011. Sales to the work market were $39.3 million in the first half of 2012, up $5.6 million, or 17%, from $33.7 million in the same period in 2011. The increase in work market sales primarily reflects increased contract military sales ($4.6 million), increases in various work and uniform category sales ($1.5 million), partially offset by our exit from the work apparel business and other items ($0.5 million). Excluding the contract military and the work apparel sales, work sales in the first half of 2012 increased 5% from $32.2 million to $30.6 million in the same period in 2011. Sales to the outdoor market were $18.4 million for the first half of 2012, down $0.2 million, or 1%, from $18.6 million in the same period of 2011. The decrease in outdoor sales was driven by lower sales of our leather hunting and cold weather product offerings ($2.2 million), partially offset by increases in our outdoor rubber and wader product offerings ($2.0 million).

Gross Margin: Gross margin for the first half of 2012 was 37.6% of net sales, compared to 39.9% in the same period of 2011. The decrease in gross margin of 230 bps was attributable to higher volumes of discounts on certain rubber hunting styles (140 bps) and the impact of higher contract military sales and other (90 bps).

Selling and Administrative Expenses: Selling and administrative expenses in the first half of 2012 increased 1% to $22.3 million from $22.0 million in the same period of 2011. The increase in selling and administrative expenses primarily relates to transaction-related costs from the pending sale of the Company to ABC-MART, INC. ($0.5 million) and costs related to product development initiatives ($0.6 million), partially offset by a reduction in general and administration costs ($0.5 million) and other items ($0.3 million).

Income Tax Benefit: We recognized an income tax benefit at an effective rate of 22.3% for the first half of 2012 compared to an income tax benefit at an effective rate of 39.4% in the same period of 2011. The decrease in our year-to-date 2012 effective tax rate from the year-to-date 2011 effective tax rate is related to certain nondeductible transaction costs incurred during the period related to the pending sale of the Company to ABC-MART, INC., combined with the expiration of the federal research and experimentation tax credit as of December 31, 2011.

Net Loss: Net loss for the first half of 2012 was $0.7 million, or $0.10 diluted net loss per common share, compared to net loss of $0.8 million, or $0.13 diluted net income per common share in the same period of 2011. The decrease in net loss of $0.2 million is attributable to the net sales, gross margin, selling and administrative expenses, and tax rate changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the second quarter of 2012 with cash and cash equivalents of $1.0 million compared to $0.6 million at the end of the second quarter of 2011. We have historically funded working capital requirements, capital expenditures, and dividends principally with cash generated from operations. During 2011, we used our bank line of credit to fund working capital requirements, which were primarily used to increase inventory levels. In the first half of 2012, we generated $12.2 million from operations as we reduced inventories during the first half of 2012 by $4.8 million.

Operating Activities: Cash provided by operating activities was $12.2 million for the first half of 2012 compared to cash used in operating activities of $13.9 million during the same period of 2011. The cash provided by operating activities was primarily related to decreases in our inventories and accounts receivable and an increase in our accounts payable. The decrease in inventories in the first half of 2012 is primarily attributable to fewer inventory purchases in the first half year, sales of close-outs during the first half of the year and the completion during the first half year of a previously announced contract military order. The decrease in accounts receivable is primarily due to the decrease in contract military sales in the second quarter of 2012. The increase in accounts payable is primarily related to the timing of payments to our third-party manufacturers for inventories.

Investing Activities: Cash used in investing activities, which relates exclusively to capital expenditures, was $2.4 million and $2.0 million in the first half of 2012 and 2011, respectively. The increase in capital expenditures includes capitalized costs associated with our project to upgrade our internal financial and operational business systems. We expect total 2012 capital expenditures to be approximately $5.5 million.

Financing Activities: Cash used in financing activities was $9.7 million for the first half of 2012 compared to $12.3 million provided by financing activities during the same period of 2011. Cash used in financing activities for the first half of 2012 was primarily attributable to net reductions in borrowings outstanding under our line of credit of $8.1 million and payment of $1.6 million in cash dividends. Cash provided by financing activities for the first half of 2011 was primarily attributable to $13.4 million of net borrowings on our line of credit, which was partially offset by a payment of $1.6 million in cash dividends.

The line of credit agreement contains financial covenants as well as restrictions on annual dividends and capital expenditures. The financial covenants require that (i) our tangible net worth be greater than $45.0 million plus 25% of quarterly net income since September 25, 2011; (ii) total liabilities divided by tangible net worth be greater than 1.5; (iii) net income after tax cannot be less than one dollar for any trailing four quarters; and (iv) our current ratio cannot be less than 1.75 at the end of each fiscal quarter. There are no borrowing base limitations under the credit agreement. We were in compliance with all covenants as of June 30, 2012. At June 30, 2012, December 31, 2011 and June 25, 2011 we had outstanding balances on the line of credit of $8.8 million, $16.9 million and $13.4 million, respectively.

A summary of our contractual cash obligations at June 30, 2012 is as follows (in thousands):

	Payments due by year:
Contractual Obligations	Total	Remaining in 2012	2013	2014	2015	2016	Thereafter
Operating leases (1)	$14,621	$1,334	$2,666	$2,713	$2,642	$1,795	$3,471
Product purchase obligations (2)	11,752	11,752	—	—	—	—	—
Pension contributions (3)	236	236	—	—	—	—	—

(1)	See Part I, Item 2 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our leased facilities.
(2)	From time to time, we enter into purchase commitments with our suppliers and third-party manufacturers under customary purchase order terms. Any significant losses implicit in these contracts are recognized at the time such losses are incurred.
(3)	Pension obligations reflect only anticipated pension contributions for the remainder of 2012. Required contributions are calculated on an annual basis and required funding beyond 2012 has not yet been determined.

At June 30, 2012 and June 25, 2011, our pension plan had accumulated benefit obligations in excess of the respective plan assets and accrued pension liabilities. These obligations in excess of plan assets and accrued pension liabilities have resulted in cumulative direct charges to shareholders’ equity (accumulated other comprehensive loss) net of tax of $5.6 million and $3.3 million as of June 30, 2012 and June 25, 2011, respectively. We contributed $0.5 million to our defined benefit pension plan during the first half of 2012 and anticipate contributing an additional $0.2 million during the remainder of 2012.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

From time to time, we become involved in regulatory or legal proceedings incidental or routine to our business. When a loss is deemed probable to occur and the amount of such loss can be reasonably estimated, a liability is recorded in our financial statements.

ITEM 1A.	Risk Factors

For more information concerning risks associated with the pending tender offer and subsequent merger and other risks and uncertainties that could materially affect our results of operations, please refer to the “Special Note Regarding Forward-Looking Statements” found in the Company’s Schedule 14D-9C filed with the Commission on July 6, 2012 and the “Special Note Regarding Forward-Looking Statements” found in the Company’s Schedule 14D-9 filed with the Commission on July 19, 2012.

Other than disclosed above there have been no material changes to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5.	Other Information

(a) Because of the timing of the event, the following disclosure is being provided in lieu of filing a current report pursuant to Item 1.01 of Form 8-K.

On July 26, 2012, we executed a Manufacturer Supply Agreement with Atlantic Diving Supply, Inc. d/b/a ADS, Inc. Under the contract we are committed to supplying Danner’s USMC Rugged All-Terrain (RAT) Hot Weather and Temperate boots, representing revenues of up to $29.1 million, pursuant to purchase orders to be submitted from time to time by ADS. ADS submitted a purchase order on July 26, 2012, calling for delivery of the full order over the next four quarters.

ITEM 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

(2.1)	Agreement and Plan of Merger by and among LaCrosse Footwear, Inc., ABC-MART, INC., and XYZ Merger Sub, Inc., dated as of July 5, 2012 (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed with the Commission on July 6, 2012).

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	The following financial statements from LaCrosse Footwear, Inc.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Interim Unaudited Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LACROSSE FOOTWEAR, INC.
(Registrant)

Date:	July 30, 2012	By:	/s/ JOSEPH P. SCHNEIDER
Joseph P. Schneider
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2012	By:	/s/ DAVID P. CARLSON
David P. Carlson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)